Form 10QSB
period 1999-11-30
CYBERSTAR COMPUTER CORP
filed 2000-01-14
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

__X__ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 1999

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225

                         CYBERSTAR COMPUTER CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                               41-1427445
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

6825 Shady Oak Road, Eden Prairie, Minnesota                          55344
--------------------------------------------                        ----------
(Address of principal executive offices)                            (ZIP Code)

Issuer's telephone number, including area code:                  (612) 943-1598
                                                                 --------------

                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _X_

            The number of shares of the issuer's Common Stock outstanding at November 30, 1999 was 3,928,095 shares.

                         CYBERSTAR COMPUTER CORPORATION

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets as of February 28, 1999 and November 30, 1999 (unaudited)         3

            Statements of Operations for Three Months and Nine Months Ended
            November 30, 1998 and 1999 (unaudited)                                           4

            Statements of Cash Flows for Nine Months Ended November 30, 1998 and
            1999 (unaudited)                                                                 5

            Notes to the Financial Statements (unaudited)                                    6

Item 2.     Management's Discussion and Analysis                                             7

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                               10

Item 6.     Exhibits and Reports on Form 8-K                                                11

Signature                                                                                   11

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                         CYBERSTAR COMPUTER CORPORATION

                                 BALANCE SHEETS

                                                             FEBRUARY 28     NOVEMBER 30
                                                                1999             1999
                                                                ----             ----
                                                                             (Unaudited)
ASSETS
Current assets:
      Cash                                                   $    73,191     $    69,028
      Accounts receivable, less allowance
            for doubtful accounts - $16,700
            at February 28, 1999 and
            $59,610 at November 30, 1999                         693,490         702,566
      Inventories                                                463,303         281,169
      Insurance receivable                                       246,380              --
      Deferred financing costs                                    25,000          30,000
      Prepaid expenses                                            15,680          16,118
                                                             -----------     -----------
Total current assets                                           1,517,044       1,098,881

Property and equipment:
      Office equipment and furniture                             224,404         231,195
      Leasehold improvements                                      37,270          37,270
      Production equipment                                        46,857          46,915
                                                             -----------     -----------
                                                                 308,531         315,380
      Accumulated depreciation                                  (133,988)       (191,351)
                                                             -----------     -----------
                                                                 174,543         124,029
                                                             -----------     -----------

Total assets                                                 $ 1,691,587     $ 1,222,910
                                                             ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable                                          $   150,000     $   357,104
      Accounts payable                                           647,152         305,082
      Accrued payroll and payroll taxes                           34,273          17,729
      Accrued liabilities                                        125,871          18,095
                                                             -----------     -----------
Total current liabilities                                        957,296         698,010

Shareholders' equity:
      Common stock, $.01 par value
            Authorized shares - 20,000,000
            Issued and outstanding shares - 3,928,095
                  at February 28, 1999 and November
                  30, 1999                                        39,281          39,281
      Additional paid-in capital                               1,901,029       1,901,029
      Accumulated deficit                                     (1,206,019)     (1,415,410)
                                                             -----------     -----------
Total shareholders' equity                                       734,291         524,900
                                                             -----------     -----------
Total liabilities and shareholders' equity                   $ 1,691,587     $ 1,222,910
                                                             ===========     ===========

SEE ACCOMPANYING NOTES

                         CYBERSTAR COMPUTER CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                NOVEMBER 30                     NOVEMBER 30
                                            1998            1999            1998            1999
                                            ----            ----            ----            ----
Sales                                    $ 1,319,230     $ 1,250,964     $ 3,504,998     $ 3,407,256
Cost of sales                              1,151,557       1,024,615       3,028,992       2,807,823
                                         -----------     -----------     -----------     -----------
Gross profit                                 167,673         226,349         476,006         599,433

Operating expenses:
      General and administrative             365,674         280,104       1,035,982         793,490
      Sales and marketing                     72,464           9,243         119,428          32,026
                                         -----------     -----------     -----------     -----------
                                             438,138         289,347       1,155,410         825,516
                                         -----------     -----------     -----------     -----------
Loss from operations                        (270,465)        (62,998)       (679,404)       (226,083)

Other income (expense):
      Interest income                          4,809             115          12,500           1,887
      Interest expense                           (39)         (4,995)         (4,418)         (7,219)
      Other income (expense)                  (1,030)         23,901          (2,613)         22,023
                                         -----------     -----------     -----------     -----------
                                               3,740          19,021           5,469          16,691
                                         -----------     -----------     -----------     -----------

Net loss                                 $  (266,725)    $   (43,977)    $  (673,935)    $  (209,392)
                                         ===========     ===========     ===========     ===========

Net loss per common share - basic
      and diluted                        $     (0.07)    $     (0.01)    $     (0.17)    $     (0.05)
                                         ===========     ===========     ===========     ===========

Weighted average common shares
      outstanding - basic and diluted      3,926,211       3,928,095       3,864,370       3,928,095
                                         ===========     ===========     ===========     ===========

SEE ACCOMPANYING NOTES

                         CYBERSTAR COMPUTER CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        NINE MONTHS ENDED    NINE MONTHS ENDED
                                                        NOVEMBER 30, 1998    NOVEMBER 30, 1999
                                                        -----------------    -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                    $(673,935)           $(209,392)
Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation                                       36,000               57,363
            Changes in operating assets and liabilities:
                  Accounts receivable                         292,577               (9,076)
                  Inventories                                (250,620)             182,134
                  Insurance receivable                             --              246,380
                  Deferred financing costs                      3,100               (5,000)
                  Prepaid expenses                            (14,588)                (437)
                  Accounts payable                            (83,724)            (342,070)
                  Accrued expenses                            131,527             (124,320)
                                                            ---------            ---------
Net cash used in operating activities                        (559,663)            (204,418)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                          (104,436)              (6,849)
                                                            ---------            ---------
Net cash used in investing activities                        (104,436)              (6,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                        916,881                   --
Net payments on line of credit                               (275,000)            (150,000)
Net proceeds from Capital Factors                                  --              357,104
                                                            ---------            ---------
Net cash provided by financing activities                     641,881              207,104
                                                            ---------            ---------

Decrease in cash                                              (22,218)              (4,163)
Cash at beginning of period                                   104,008               73,191
                                                            ---------            ---------
Cash at end of period                                       $  81,790            $  69,028
                                                            =========            =========

Supplemental information:
      Cash paid during the period for interest              $   4,418            $   7,219
      Property and equipment acquired with
            common stock issuance                           $  40,000            $      --

SEE ACCOMPANYING NOTES

                         CYBERSTAR COMPUTER CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of CyberStar Computer Corporation (the "Company") as of November 30, 1999 and for the three and nine months ended November 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended November 30, 1999 are not necessarily indicative of the results that may be expected for the year ending February 29, 2000. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 1999, included in the Company's Registration Statement on Form 10-SB/A. The preparation of the financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that effect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Note 2. INSURANCE RECEIVABLE

In fiscal 1999 one of the Company's sales representatives knowingly booked sales and shipped products to fraudulent customers. Upon discovery, the sales and accounts receivable resulting from these transactions were reversed in the Company's records. A claim was filed under the Company's insurance policy and an insurance receivable was recorded in an amount equal to the value of inventory lost. During the nine months ended November 30, 1999, the Company received payment of the insurance receivable in the amount of $246,380.

Note 3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

Note 4. NOTE PAYABLE TO BANK

The Company had a revolving line of credit of $150,000 with a bank. This line of credit was secured by all of the Company's assets and the personal guaranty of the majority shareholder. Borrowings under the line accrued interest at a rate of 1.5% over the prime rate (9.5% at February 28, 1999) and amounted to $150,000 at February 28, 1999. On March 26, 1999, the line of credit was renewed until April 25, 1999, at which time the line of credit was not renewed.

Note 5. NOTE PAYABLE TO CAPITAL FACTORS

In May 1999 the Company entered into an agreement whereby it can sell receivables or borrow money in amounts up to 80% of the eligible accounts receivable balance. The Company pays a 1% commission on all receivables sold or is charged interest at a rate of 8% or prime plus 1.5%, whichever is greater, for receivables which are borrowed against. This agreement is for one year and automatically renews until either party terminates the agreement. The minimum commissions and interest payable under this agreement are $24,000 per year. Receivables borrowed against amounted to $357,104 at November 30, 1999.

Note 6. SEGMENT AND GEOGRAPHIC DATA

The Company has one reportable segment, computer systems and products. This segment, which is comprised of the CyberStar and VAR divisions, distributes branded and proprietary computer systems and peripheral equipment. CyberStar distributes its product throughout the United States. The following table presents sales information by division:

                                          NINE MONTHS ENDED    NINE MONTHS ENDED
NET SALES                                 NOVEMBER 30, 1998    NOVEMBER 30, 1999
---------                                 -----------------    -----------------

CyberStar(R)division                         $2,841,856            $2,239,260
VAR division                                    663,142             1,167,996
                                             ----------            ----------
                                             $3,504,998            $3,407,256
                                             ==========            ==========

Note 7. NET LOSS PER COMMON SHARE

Basic net income/loss per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the incremental shares assumed issued on the exercise of stock options. Basic and diluted net loss per share are equal because the effect of the outstanding stock options and warrants is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                Three Months Ended         Nine Months Ended
                                    November 30               November 30
                                 1998         1999         1998         1999
                                 ----         ----         ----         ----

Sales                           100.0%       100.0%       100.0%       100.0%
Cost of sales                    87.3         81.9         86.4         82.4
                                -----        -----        -----        -----

Gross profit                     12.7         18.1         13.6         17.6
                                -----        -----        -----        -----

Operating expenses
General and administrative       27.7         22.4         29.6         23.3
Sales and marketing               5.5          0.7          3.4          0.9
                                -----        -----        -----        -----

                                 33.2         23.1         33.0         24.2
                                -----        -----        -----        -----

Loss from operations            (20.5)        (5.0)       (19.4)        (6.6)

Other income (expense)            0.3          1.5          0.2          0.5
                                -----        -----        -----        -----

Net loss                        (20.2)%       (3.5)%      (19.2)%       (6.1)%
                                =====        =====        =====        =====

COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 1998 AND 1999

NET SALES. Net sales decreased $68,266, or 5.2%, to $1,250,964 in the three months ended November 30, 1999 compared to $1,319,230 for the three months ended November 30, 1998. CyberStar (R) division sales decreased $179,820 to $802,008 in the third quarter of fiscal 2000 from $981,828 in the third quarter of fiscal 1999.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2000 was $226,349, or 18.1% of net sales, compared to $167,673, or 12.7% of net sales, in the prior year. This increase in gross profit margin is due primarily to sales price increases initiated in the first quarter of fiscal 2000.

OPERATING EXPENSES. General and administrative expenses were $280,104, or 22.4% of net sales, in the third quarter of fiscal 2000 compared to $365,674, or 27.7% of net sales, in the third quarter of fiscal 1999. The decrease is due primarily to a reduction in staff resulting in a decrease in salary and other employee related expenses of $109,970. Sales and marketing expenses decreased by $63,221 due primarily to changes in the methods by which sales commissions are calculated, reduced sales staff and the use of relationships with outside sales and marketing organizations to increase sales. These reductions in expenses were offset by an increase of $24,400 in professional and consulting fees.

COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 30, 1998 AND 1999

NET SALES. Net sales decreased $97,742, or 2.8%, to $3,407,256 in the nine months ended November 30, 1999 compared to $3,504,998 for the nine months ended November 30, 1998. CyberStar (R) division sales accounted for approximately 66%, or $2,239,260, of net sales in the nine months ended November 30, 1999 compared to 81%, or $2,841,856, of net sales in the nine months ended November 30, 1998. Sales for the VAR division increased by $504,854 to $1,167,996 in the first nine months of fiscal 2000 from $663,142 in the first nine months of fiscal 1999. The decrease in net sales of $97,742 was due primarily to a reduced volume of sales to a major customer.

GROSS PROFIT. Gross profit for the nine months ended November 30, 1999 was $599,433, or 17.6% of net sales, compared to $476,006, or 13.6% of net sales, for the nine months ended November 30, 1998. This increase in gross profit margin is due primarily to sales price increases initiated in the first quarter of fiscal 2000.

OPERATING EXPENSES. General and administrative expenses were $793,490, or 23.3% of net sales, for the nine months ended November 30, 1999 compared to $1,035,982, or 29.6% of net sales, for the nine months ended November 30, 1998. This decrease is due primarily to a reduction in staff, resulting in a decrease in salary and other employee related expenses of $336,621. Sales and marketing expenses decreased by $87,402 due primarily to reduced sales staff and related expenses. These reductions in expenses were offset by an increase of $87,402 in professional and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30, 1999 was $69,028, a decrease of $4,163 from $73,191 at February 28, 1999. The decrease in cash reflects the use of cash of $211,267, primarily to pay down payables and other accrued expenses, and cash of $207,104 provided by financing activities, consisting of payments on the Company's bank line of credit of $150,000 offset by borrowings on receivables of $357,104.

The Company had a revolving line of credit of $150,000 with a bank. This line of credit was secured by all of the Company's assets and the personal guaranty of the majority shareholder. Borrowings under the line accrued interest at a rate of 1.5% over the prime rate (9.5% at February 28, 1999) and amounted to $150,000 at February 28, 1999. On March 26, 1999, the line of credit was renewed until April 25, 1999, at which time the line of credit was not renewed.

In May 1999 the Company entered into an agreement whereby it can sell receivables or borrow money in amounts up to 80% of the eligible receivable balance. The Company pays a 1% commission on all receivables sold or is charged interest at a rate of 8% or prime plus 1.5%, whichever is greater, for receivables which are borrowed against. This agreement is for one year and automatically renews until either party terminates the agreement. The minimum commissions payable under this agreement are $24,000 per year. Receivables borrowed against amounted to $357,104 at November 30, 1999.

Year 2000

CyberStar analyzed the Year 2000 readiness issues related to its computer systems and determined that all systems critical to managing the business, including its customer service and billing vendor's systems, were Year 2000 compliant. CyberStar also identified its critical component and service providers and contacted each such vendor to assess that vendor's Year 2000 readiness. Because CyberStar is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, CyberStar cannot provide assurances that all of its critical vendors are Year 2000 ready. Therefore, CyberStar cannot provide assurances that CyberStar will not be adversely affected by the Year 2000 change.

CyberStar analyzed the Year 2000 readiness status of the products it manufactures and implemented an ongoing testing and monitoring program to help enable all current computer hardware offerings to meet Year 2000 readiness standards. CyberStar has created a Web site, at www.cyberstarpc.com/y2000, which contains detailed information about the Year 2000 issue, Year 2000 readiness standards and CyberStar's Year 2000 program. Through the Web site, customers can assess the Year 2000 readiness of their hardware and can obtain software patches and BIOS upgrades, free of charge, to help prepare the hardware for the Year 2000 rollover. Customers without Internet access may request free copies of the software patches and BIOS upgrades by telephone or mail. CyberStar's Year 2000 readiness program applies only to CyberStar hardware manufactured by CyberStar. Although CyberStar has attempted to ascertain the Year 2000 status of third party software and peripherals loaded on or distributed with CyberStar's computer systems, it does not and cannot guarantee the Year 2000 status of any software or peripherals provided by third parties.

CyberStar believes that the most likely worst case scenarios would involve the interruption of crucial suppliers as a result of infrastructure failures or third party vendor failures. As a result, CyberStar developed contingency plans to address each of the most likely worst case scenarios. To date, CyberStar believes that its business has not been adversely affected by Year 2000 issues. Nevertheless, achieving Year 2000 readiness is dependent on many factors, some of which are not completely within its control. There can be no assurance that CyberStar or its business will not be adversely impacted by any Year 2000 problems that may yet be experienced by its customers, suppliers, dealers, distributors, regulators or others.

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: market acceptance of new products, changes in competitive environment, general conditions in the industries served by the Company's products, continued availability of financing and related costs, and overall economic conditions including inflation.


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

On July 22, 1999, Martin J. McIntyre commenced an action against CyberStar in the Circuit Court of Cook County, Illinois, alleging that he is entitled to compensation for providing services to CyberStar in connection with obtaining financing. Mr. McIntyre claims that he is entitled to $200,000 in commissions (based on his assumption that CyberStar received at least $5,000,000 of financing) and warrants to purchase a number of shares of Common Stock equal to 5% of the shares sold in the offering.

On October 20, 1999, CyberStar filed a motion seeking an order to dismiss based on an arbitration clause in the agreement with Mr. McIntyre. The Court granted this motion on December 20, 1999, and there have been no further developments in this matter.

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 27 - Financial Data Schedule

            (b)  Reports on Form 8-K

                 No Reports on Form 8-K were filed during the quarter ended November 30, 1999.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CYBERSTAR COMPUTER CORPORATION


Dated:  January __, 2000                By      /s/ Richard A. Pomije
                                               ---------------------------------
                                                Richard A. Pomije
                                                Its Chief Executive Officer