Form 10KSB
period 2000-02-29
CYBERSTAR COMPUTER CORP
filed 2000-05-30
CIK 1065598

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: February 29, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number:     000-27225
                                  ------------



                         CYBERSTAR COMPUTER CORPORATION
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Minnesota                                     41-1427445
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6825 Shady Oak Road, Eden Prairie, Minnesota                55344
--------------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (952) 943-1598

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|    No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $ 4,393,068.
                                                          -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $8,965,672 based on shares held by non-affiliates as of May 22, 2000, and the closing sale price for said shares in the OTC Bulletin Board ("OTCBB") as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,333,095 shares of Common Stock, par value $.01 per share as of May 22, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE
None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I                                                                         1

Item 1.   Description of Business                                              1

Item 2.   Description of Property                                              7

Item 3.   Legal Proceedings                                                    7

Item 4.   Submission of Matters to a Vote of Security Holders                  7

PART II                                                                        8

Item 5.   Market for Common Equity and Related Stockholder Matters             8

Item 6.   Management's Discussion and Analysis or Plan of Operation            9

Item 7.   Financial Statements                                                11

Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                11

PART III                                                                      12

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   12

Item 10.  Executive Compensation                                              13

Item 11.  Security Ownership of Certain Beneficial Owners and Management      14

Item 12.  Certain Relationships and Related Transactions                      15

Item 13.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


GENERAL

         CyberStar Computer Corporation (the "Company" or "CyberStar") specializes in e-commerce for online PC configuration, delivery, and fulfillment on the Internet. Its products are sold throughout the country and the Company provides 24-hour, 7-days a week on-site service, a dedicated web site, technical support and network integration services.

         CyberStar also designs and manufactures a wide range of computer systems and products, including desktops, midtowers, minitowers, notebooks, workstations, monitors and file servers based on the latest technologies by Intel Corporation, Microsoft Corporation and Linux and markets them under the CyberStar brand name. The Company markets, services and supports its products through a nationwide network of approximately 150 authorized resellers who sell the Company's products to end-users, which are typically businesses purchasing multi-computer office systems. Through its buildtoorderpc.com division, the Company resells branded computers and various branded and non-branded peripheral products to end-users.

         The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. The Company's offices are located at 6825 Shady Oak Road, Eden Prairie, Minnesota 55344, and its telephone and facsimile numbers are (952) 943-1598 and (952) 943-1599, respectively. The Company's Internet addresses are cyberstarpc.com, eNetpc.com and buildtoorderpc.com.

INDUSTRY OVERVIEW

         The PC hardware market is generally thought to consist of three tiers of manufacturers, based primarily upon the manufacturers' size and ability to set industry standards. Tier one consists of five companies (IBM Corporation, Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company and Apple Computer, Inc.), which have the research and development capabilities and reputation to set the standards for the PC manufacturing industry. Tier two consists of companies such as Micron Technology, Inc., Gateway, Inc., and Acer Group. These tier two companies create certain products of their own, but more frequently create clones of tier one products. Tier three consists of all other computer manufacturers. Tier three manufacturers are clone makers that follow the technology trends set by tier one manufacturers. Because all manufacturers generally have access to the same components, they can produce identical systems of various configurations. The ability of tier three manufacturers to compete with tier one and tier two manufacturers and with each other depends on the pricing of systems, the services offered in connection with a system, and the marketing and sales capability of the tier three manufacturer or its dealers. The Company is considered a tier three manufacturer.

         The computer industry is one of the fastest changing industries today, subject to constant fluctuation in price, technology and products offered. Although tier one manufacturers once dominated the market, resellers report that non-branded, or white-box systems are their best selling "brands". In a poll published in August 1999 by COMPUTER RESELLER NEWS ("CRN"), resellers reported that sales of white-box systems exceeded the sales of the next top three branded vendors (Compaq, Dell, and Hewlett Packard) combined - citing price, flexibility in configuration, the ability to upgrade and the ability to provide complete packages of products and support as the reasons for sales of non-branded systems.

         As white-box systems have become more popular with end-users, tier three manufacturers have become able to offer their products at a variety of price points. According to CRN (August 16, 1999), the retail prices of 60% of white-box systems, i.e., systems without nationally-recognized brand names, were under $1,400. Substantially all of the systems sold by the Company range in price between $550 and $2,500.

         Recently, the PC industry has undergone a fundamental shift in distribution processes and methods. Traditionally, manufacturers of branded products, such as IBM, manufactured computers and shipped them to distributors and dealers who, in turn, shipped them to dealers and end-users, respectively. End-users, under this distribution process, purchased systems from dealers in whatever format the original manufacturer provided. Consequently, limited opportunities existed for end-users to custom-configure their computer systems. Further, this method required dealers to stockpile considerable inventory levels, which often could not be sold out before an announced or expected change in technology. Thus, dealers were forced, in many cases, to sell obsolete systems. As a result, the traditional distribution method created inefficiencies and additional costs, as well as consumer dissatisfaction.

         While traditional distribution methods persist in certain parts of the computer industry, in particular in the retail segment, the trend is toward build-to-order and custom-configured computer systems. Dell and Gateway pioneered this shift when they began offering custom-built PCs to consumers primarily for home use. Today, many of the tier one manufacturers, such as IBM and Compaq, also use channel assembly methods. These manufacturers ship products that are not completely assembled to their distributors and rely on the distributor for final assembly and shipment. This distribution method provides only limited build-to-order benefits and does not provide the advantage of a direct contact person to whom the end-user may direct technical and support questions.

         Generally, the number of purchasers and the amount spent for goods on the Internet is increasing. Forrester Research, Inc. has estimated that the total e-commerce purchases made in 1998 were $51 billion, of which $43 billion was business-to-business and $8 billion was consumer. Forrester estimates that the total will increase to an estimated $551 billion in the year 2001. Increasingly businesses have been developing electronic commerce sites in response to this trend. Computer resellers are spending substantial time on the Internet conducting their business. According to CRN, as of June 1999, 54% of resellers polled reported that they spent between 11 and 30 hours per week conducting their business on the Internet. This same poll reported that an additional 13% of resellers spent 31 hours or more conducting their business on the Internet. The Company believes that as resellers and end-users become more comfortable with the Internet they will rely on it more and that this increased reliance will translate into a desire on the part of resellers to offer their various computer systems via electronic commerce.

ENETPC.COM

         eNetpc is an on-line configuration package that enables any computer reseller to offer custom-built CyberStar PCs, notebooks, and fileservers to their customers on the Internet. CyberStar will license eNetpc to web retailers, mail order houses, value added resellers, retailers, and computer dealers. CyberStar will also customize the software to coexist with the licensee's present web site. Upon final design, the software will provide eNetpc licensees and their customers an easy to use method of configuring, ordering, and tracking customized CyberStar PCs, notebooks, and fileservers.

         eNetpc will contain many attributes to allow the customer to easily build a system, including real-time pricing, complete product specifications, on-line help menus, technical specifications of each component, order tracking, secure ordering and automated cost updates. eNetpc will offer complete order fulfillment and tracking, on-site warranty and 24-hour technical support.

         eNetpc uses an email system that sends an email of each order to a CyberStar employee(s). The employee(s) then enters the data into an accounting package to process the order. The current system can handle a limited number of orders. CyberStar plans to upgrade the system in order to handle a higher volume of orders.


CYBERSTAR DIVISION

         The CyberStar division currently offers a number of products, substantially all of which are based on Intel's microprocessors. Currently, the Company's products target a broad range of performance and functionality for each of the high-end, midrange and entry-level segments of the PC market. The Company's current products include the Alliance Series of desktop computers, the FilePro SHV Series of fileservers, the CyberBook Series of notebooks and CyberStar line of monitors. For compatibility with a wide range of applications software, the Company's products utilize the major industry standard operating systems and current leading network protocols developed by Microsoft and Linux. The Company intends to maintain compatibility with other major standards as they evolve.

         CyberStar offers three classes of computer lines:

         The Alliance Series - a complete line of desktop PCs ranging from entry level, home user models to high performance models for business. The Alliance Series, available in several configurations, is designed to provide maximum performance at the lowest possible price point without sacrificing quality.

         The CyberBook Series - a complete line of notebooks, including 12", 14" and 15" models with complete communication and multimedia functionality. The CyberBook Series of notebooks is designed to offer full functionality to mobile users, including high performance graphic capabilities, large active matrix screens and full multimedia capabilities. The CyberBook Series is available with all current Intel mobile processors.

         The FilePro Series - a complete line of fileservers that includes small business servers, large-scale Internet servers and scalable rack mount servers. The FilePro Series is designed to be a tier one file server alternative. The Company's server line is available in single to quad Pentium III Xeon processor configurations and all are based on Intel platforms. Designed for current networking platforms, the FilePro SHV servers are certified compatible with various operating systems, including Microsoft NT and Linux.

BUILDTOORDERPC.COM

         The Company developed buildtoorderpc.com, a proprietary Internet-based development tool, to capitalize on two significant trends: e-commerce and the desire for custom-built, custom-configured computer systems. Through buildtoorderpc.com, the Company provides end-users with the ability to custom-configure, price and order CyberStar or name brand products directly on-line. This division offers over 62,000 products from all major manufacturers. This includes all tier one manufacturers and all computer categories such as printers, scanners, digital cameras, high-end video equipment and accessories.

         The heart of buildtoorderpc.com is the Company's innovative and proprietary configurator. The Company designed the configurator to link buildtoorderpc.com and eNetpc licensed web sites directly to the Company. The configurator is designed to act as an invisible window that will route orders placed with individual customers to the Company for processing and fulfillment. The Company's configurator is designed to test compatibility of the various component and system choices made by end-users, thus prohibiting end-users from making incompatible software, hardware and component choices.

         CyberStar manufactures the custom built products ordered via the configurator. The Company believes that custom-built, custom-configured computers provide solutions that are relevant to the needs of end-users. While the Company will maintain proprietary rights in buildtoorderpc.com and its configurator, the Company will provide them to its customers for their use, through eNetpc licensing. The Company believes that eNetpc will allow customers to meet their needs in a flexible and efficient manner, and in a manner that allows customers to provide cutting-edge technological choices without having to maintain significant inventory levels.

         Development of buildtoorderpc.com has been completed for end-user customers and was launched in October 1999 under the Company's own end-user site. The Company has completed version 1.0 of eNetpc for Internet resellers. The Company is currently testing version 1.5 with a limited number of resellers. During testing, the Company will also continue internal refinements of eNetpc. The Company commenced beta tests of version 2.0 on May 1, 2000 and expects to complete beta testing by the end of the second quarter of fiscal year 2001 (August 31, 2000).

MAJOR CUSTOMERS

         Two customers represented 31% of CyberStar's sales in 1999 and 17% of its sales in 2000.

DISTRIBUTION

         CyberStar currently distributes its products through a nationwide network of approximately 150 authorized dealers consisting of qualified VARs, systems integrators, and office equipment dealers. It also uses its websites to sell through the Internet both through dealers and directly to customers.

MANUFACTURING AND SUPPLIERS

         The Company's manufacturing operations are currently located at its executive offices and include facilities to (i) procure, inspect and test circuit boards and (ii) assemble, test and package finished products. All components are tested before undergoing final assembly. Once assembled, all systems undergo a series of diagnostic tests for up to 24 hours. The Company performs various levels of assembly on all of the products marketed under the CyberStar name, except for monitors, which are delivered fully assembled and branded as CyberStar.

         The Company currently procures all of its components from outside suppliers. The Company generally utilizes standard parts and components available from multiple vendors. However, the Company is technologically dependent on Microsoft to provide Microsoft NT and Windows. From time to time, increases in demand for PCs have created industry-wide shortages of key components, such as microprocessors. Pursuant to the Company's arrangement with Intel, Intel microprocessors are available to the Company in quantities that the Company believes will be adequate to meet its anticipated requirements. In addition to microprocessors, the Company purchases file server components, network interface cards and motherboards from Intel for use in the Company's branded products. The Company is, and will continue to be, heavily dependent on Intel, not only for microprocessors and other components, but also for manufacturing, research and development and marketing support.

         The Company purchases notebook products from Taiwanese manufacturers. The Company resells these notebooks under the CyberStar name to dealers and end-users.

         The Company recently improved its inventory controls and purchasing systems by making software upgrades. The Company's business model provides it with the ability to operate with reduced levels of component and finished goods inventories, and the Company's limited success to date has been due in part to its asset management practices, including its ability to achieve rapid inventory turns. The Company's ability to aggressively manage its inventory has been enhanced by favorable supply conditions in the computer industry.

COMPETITION

         The microcomputer industry is intensely competitive and characterized by dynamic customer demand patterns, frequent introduction of new products, technological advances and product obsolescence. In addition, the pricing environment is extremely competitive, and there is a variety of competing distribution channels. The Company anticipates that the microcomputer industry will continue to experience intense price competition and dramatic price reductions, as well as intense competition among distribution channels. In addition to pricing, the principal elements of competition among manufacturers are product quality and usability, performance characteristics, distribution capability, ability to customize, service and support and reputation. The Company competes with a number of large tier one and tier two manufacturers, including Compaq, IBM, Hewlett-Packard, Apple, Dell, and Gateway. The Company competes with the larger name manufacturers mostly on the basis of quality, price and performance. Substantially all of the Company's competitors have significantly greater financial, marketing and technological resources than the Company.

INTELLECTUAL PROPERTY

         CyberStar owns no patents, nor has it applied for any patents covering its products. CyberStar is subject to risks related to misappropriation of the proprietary technology upon which buildtoorderpc.com is being designed. While CyberStar believes that it is designing buildtoorderpc.com to be secure, computer "hackers" are becoming increasingly sophisticated. Any misappropriation of CyberStar's technology could subject CyberStar to increased competition and the loss of its perceived advantage over other competitors.

         CyberStar owns the rights to the registered trademark "CyberStar(R)". CyberStar's use of the

"CyberStar" mark is limited to products within the class of electronic and scientific apparatus. Any use of the mark by others on products in other classes may cause dilution of the mark and the goodwill CyberStar has created in the mark. CyberStar has applied for federal trademark protection on enetpc.com(TM). CyberStar claims common law trademark rights in FilePro(TM) file server and CyberBook(TM) notebook.

SERVICE AND PRODUCT WARRANTY

         CyberStar provides dealers with access to its technical support line for answers to questions that require immediate attention. CyberStar maintains a database of technical information that it can easily access in response to customer inquiries in order to provide quick and accurate answers to its dealers. CyberStar also provides file access for its dealers, featuring a secure Internet site equipped to provide access to up-to-date support and technical information. CyberStar also provides its dealers with current product information, including manuals, specifications and product change notifications.

         To support its end-users, CyberStar contracts with Micro Warranty Services L.L.C. ("MWS") of Irving, Texas to provide all CyberStar desktops, workstations, notebooks, and file servers with on-site warranty service. End-users are provided with 24-hour, 7-days per week toll-free help desk support and an on-site repair program. The help desk and parts dispatch are handled by MWS through its toll-free service line, while parts are shipped via overnight service by CyberStar. Similar to tier one manufacturers, an authorized CyberStar dealer performs the repair work and is reimbursed for its services.

         CyberStar utilizes what it believes is an effective product tracking system which allows it to track product failure history from initial quality control testing to customer arrival and up to twelve months thereafter. Each CyberStar product is sold with a one-year warranty for the benefit of the end-user. The warranty can be upgraded to either a one- or three-year on-site warranty for a modest upgrade price.

GOVERNMENT REGULATION

         In the United States, the Federal Communications Commission (the "FCC") regulates the radio frequency emissions of computing equipment. The FCC has established two standards for computer products, Class A and Class B. Only Class B products may be sold for use in a residential environment. Both Class A and Class B products may be sold for use in a commercial environment. All of CyberStar's current desktop, notebook, workstation and network server systems are sold under the more restrictive Class B certification.

         CyberStar's business also is subject to regulation by various other federal and state governmental agencies. Such regulation includes the antitrust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the import/export regulatory activities of the U.S. Department of Commerce and the product safety regulatory activities of the U.S. Consumer Products Safety Commission.

         CyberStar also is required to obtain regulatory approvals in other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements are more stringent than in the United States. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

EMPLOYEES

         As of May 15, 2000, CyberStar had 15 employees, of which 14 were full-time employees. None of these employees is represented by a union. CyberStar believes that its relations with its employees are good.


ITEM 2. DESCRIPTION OF PROPERTY

         CyberStar leases approximately 14,265 square feet of space used for offices, assembly, manufacturing and packaging at 6825 Shady Oak Road, Eden Prairie, Minnesota 55344 at a monthly rent of $10,700. This lease expires on April 30, 2001. The Company believes that these premises will meet its requirements for facilities for the remainder of the lease term.


ITEM 3. LEGAL PROCEEDINGS

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

         On October 20, 1999, CyberStar filed a motion seeking an order to dismiss based on an arbitration clause in the agreement with Mr. McIntyre. The Court granted this motion on December 20, 1999, without prejudice and arbitration was filed with the American Arbitration Association on April 27, 2000. No discovery has been undertaken as of May 30, 2000.

         CyberStar is, from time to time, a party to litigation arising in the normal course of its business. CyberStar believes that none of these actions will have a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS [REVISE]

         CyberStar's Common Stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low bid prices as reported by the OTCBB during the fiscal years ended February 28, 1999 and February 29, 2000.



                FISCAL YEAR 1999               LOW             HIGH
                ------------------------------------------------------
                First Quarter                  n/a              n/a
                Second Quarter               $2.50           $3.625
                Third Quarter                 1.50            3.375
                Fourth Quarter                1.00            2.125



                FISCAL YEAR 2000               LOW             HIGH
                ------------------------------------------------------
                First Quarter                $1.50           $2.75
                Second Quarter                2.00            2.875
                Third Quarter                 1.25            3.625
                Fourth Quarter                2.75            9.25

         These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of April 14, 2000, there were approximately 207 record holders of CyberStar's Common Stock. CyberStar has paid no cash dividends in its Common Stock.

DIVIDEND POLICY

         The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

RECENT SALE OF UNREGISTERED SECURITIES

         At the end of fiscal year 2000 the Company completed a $1,000,000 private placement offering of units consisting of its common stock and warrants to purchase its common stock. The Company sold 400,000 units, at a placement price of $2.50 per unit. Each unit consisted of one share of Common Stock, $.01 par value per share, and one warrant to purchase, at an exercise price of $7.50 per share, one share of the Company's Common Stock, par value $.01 per share, such warrant to become exercisable one year after the date of issuance and to expire four years thereafter. The units were offered by the Company through the officers and directors only to investors who are "accredited" as defined in Regulation D under the Securities Act of 1933, as amended. The Company also offered the units through one or more registered broker-dealers. The broker-dealer was paid a commission of 10% of the placement price of the units sold. In addition, the broker-dealer received five-year warrants to purchase 30,000 shares of Common Stock, at an exercise price of $3.00 per share, and may receive an additional 30,000 five-year warrants, at an exercise price of $9.00, based on the number of warrants exercised by the unitholders.

         In connection with this offering, CyberStar relied upon the exemption from the registration provided by Section 4(6) of the Securities Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         CyberStar has two operating divisions, the CyberStar division and the VAR division. Revenues from CyberStar operations are generated through the sale of a wide range of computer systems and products, including personal computers, work stations and file servers, under the CyberStar brand name. The VAR division is an authorized reseller of products from Compaq, CyberStar, IBM, Hewlett-Packard and Apple, among others, as well as non-branded products.

         CyberStar incurred net losses in both fiscal 1999 and 2000. In fiscal 1999, losses resulted from decreased sales and increased operating expenses. In fiscal 2000, losses resulted from decreased sales that were partially offset by an increase in the gross profit margin and a decrease in operating expenses.

         In fiscal 1999, operating expenses increased as CyberStar prepared for the growth that was anticipated from increased sales volume. CyberStar added staff, primarily in sales and marketing but also in development of an e-commerce site. During fiscal 1999, significant investments in equipment were also made.

         In the first quarter of fiscal 2000, desired sales volumes were not realized. In response, staff levels were reduced and gross profit margins were increased, widening the gross profit margin. CyberStar began forming relationships with outside sales and marketing organizations to increase and expand sales volume. The e-commerce site was launched in September 1999, and CyberStar has begun to make sales through the site. CyberStar believes that the outside sales and marketing relationships that it has formed and the potential to utilize the e-commerce site engine in forming new relationships will have a positive impact on future sales.


RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

         Sales decreased by 9%, or $461,231, to $4,393,068 in fiscal 2000 from $4,854,299 in fiscal 1999. This decrease was due primarily to reduced volume of sales to major customers (from 31% of total sales to 17%) and price decreases on the entire product line following general industry wide reductions in the costs of computer hardware. In fiscal 2000 and fiscal 1999, CyberStar division sales accounted for 65%, or $2,854,097, and 66%, or $3,203,837, respectively, of total sales. Sales for the VAR division decreased by $111,491 to $1,538,971 in fiscal 2000 from $1,650,462 in fiscal 1999.

         Gross profit increased by 21%, or $132,029, to $770,488 in fiscal 2000 from $638,459 in fiscal 1999. Gross profit as a percentage of sales was 17% in fiscal 2000 as compared to 13% in fiscal 1999. The increase in gross profit percentage was primarily due to lower cost of computer hardware components used in the manufacturing process, a $23,909 decrease in the cost of consumables, a $5,463 decrease in warehouse supplies and a $76,155 decrease in freight expense.

         Selling, general and administrative expenses decreased by 20%, or $321,715, to $1,245,439 in fiscal 2000 from $1,567,154 in fiscal 1999, and, as a percentage of sales, were 28% in fiscal 2000 as compared to 32% in fiscal 1999. This decrease was primarily due to decreases in advertising and promotion expenses ($45,828), decreases in employee related expenses ($379,488), offset by an increase in professional fees ($33,574), an increase in bad debts ($54,495) and an increase in depreciation and amortization expense ($12,183). Staff decreases were primarily in sales and marketing in anticipation of e-commerce site sales and also as a result of outside sales and marketing relationships formed in fiscal 2000.

         The loss from operations decreased by $453,744 to $(474,951) in fiscal 2000 from $(928,695) in fiscal 1999, reflecting both the increase in gross profit of $132,029 and the decrease in operating expenses of $321,715.

         Interest expense increased by 143%, or $8,242, to $14,001 in fiscal 2000 from $5,759 in fiscal 1999 primarily as a result of increased average borrowings in fiscal 2000.

         As a result of the foregoing factors, net loss decreased by $452,884 to $(467,173) in fiscal 2000 from $(920,057) in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

         CyberStar's cash position at February 29, 2000 was $496,486, an increase of $423,295 from $73,191 at February 28, 1999. During the twelve months ended February 29, 2000, net cash used in operating activities was $287,171 primarily due to the net loss of $467,173.

         Net cash from financing activities of $747,070 in the twelve months ended February 29, 2000 consisted primarily of net proceeds of $897,070 from the sale of common stock, which was offset by payments of $150,000 on outstanding borrowings under CyberStar's revolving credit facility.

         Net cash used in investing activities in the twelve months ended February 29, 2000 was $36,604 due to the purchases of property and equipment.

         During 1999, CyberStar had a revolving line of credit of $150,000 with a bank. Borrowings under the line accrued interest at a rate of 1.5% over prime. The line of credit expired on April 25, 1999 and was not renewed.

         In April 2000, the Company entered into a revolving line of credit that provides for borrowings up to $100,000. Borrowings under the line of credit bear interest at 1.0% plus prime. The line of credit is secured by substantially all assets of the Company and the personal guaranty of the majority shareholder.

         In fiscal 1999 several CyberStar sales representatives knowingly booked sales and shipped products to fictitious customers. Upon discovery, the sales and accounts receivable resulting from these transactions were reversed in CyberStar's records. A claim was filed under CyberStar's insurance policy and an insurance receivable was recorded in an amount equal to the value of inventory lost. During the second quarter of fiscal 2000, CyberStar received payment of the insurance receivable in the amount of $246,380.

         During April and May, 2000, CyberStar borrowed $900,000 from a private investor. The notes are due March 2001 and bear interest on the unpaid balance at a fluctuating annual rate equal to 4 points above the rate of interest established by Wells Fargo Bank, National Association, f/k/a Norwest Bank Minnesota, National Association, as its base rate.

         Management believes that cash on hand, together with funds available under the loans, will be sufficient to satisfy fiscal 2001 operating requirements.


FORWARD-LOOKING INFORMATION

         Any statements contained herein related to future events are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and judgments about future developments in CyberStar's business and may be affected by several factors, including, without limitation, the ability to respond to customer demands, the success of the e-commerce site, the ability to sell products at a profitable price, and other factors affecting the computer industry in general. Readers are cautioned not to place undue reliance on forward-looking statements. CyberStar undertakes no obligation to update any such statements to reflect actual events.


ITEM 7. FINANCIAL STATEMENTS

         Report of Independent Auditors.......................................19

         Financial Statements

         Balance Sheets.......................................................20
         Statements of Operations.............................................21
         Statement of Changes in Shareholders' Equity.........................22
         Statements of Cash Flows.............................................23
         Notes to Financial Statements........................................24


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Set forth below is certain information concerning each of the directors and executive officers of CyberStar.


         NAME                 AGE    POSITION
         -----------------------------------------------------------------------
         Richard A. Pomije     44    Chairman, President, CEO, Secretary,
                                     Treasurer and Director
         James T. Greenfield   54    Director
         Ed Havlik             43    Director


         RICHARD A. POMIJE has been with CyberStar since 1982 and has served as President, CEO, Secretary, Treasurer, and a director since 1996. He had previously served in such positions from 1983 through 1992.

         JAMES T. GREENFIELD has been a director since December 1997. Mr. Greenfield had previously served as Secretary and Treasurer of CyberStar from 1992 to 1996. From 1982 through the present, Mr. Greenfield has served as the President of Stone Fabrics, Inc., a wholesaler of fabrics. Mr. Greenfield is the brother-in-law of Mr. Pomije.

         ED HAVLIK has been a director since February 1998. Since 1990, Mr. Havlik has served as National Sales Manager for Panasonic Multimedia Division.

         Directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Section 16 Beneficial Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder require the Company's officers, directors, and holders of 10% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission (the "Commission"). To the Company's best knowledge, based solely on information provided by the reporting individuals, all of the reports required to be filed by these individuals were filed.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid for services rendered during the last three fiscal years to the Chief Executive Officer (the "Named Executive Officer"). No other officer earned cash compensation in excess of $100,000 in fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                                                  ALL OTHER
                                                                   ANNUAL
NAME AND PRINCIPAL POSITION      FISCAL YEAR       SALARY      COMPENSATION(1)
------------------------------------------------------------------------------
Richard A. Pomije                   2000         $102,655         $18,757
  Chief Executive officer           1999           69,615          15,094
                                    1998          112,692          19,451

(1) Automobile expenses.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Named Executive Officer during the 2000 fiscal year.

                                             PERCENT OF TOTAL
                       NUMBER OF SHARES     OPTIONS GRANTED TO
                      UNDERLYING OPTIONS   EMPLOYEES IN FISCAL    EXERCISE PRICE
NAME                        GRANTED                YEAR              ($/SHARE)       EXPIRATION DATE
-----------------------------------------------------------------------------------------------------
Richard A. Pomije             --                    --                  --                 --

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information relating to option exercises during fiscal 2000 and the number and value of shares of Common Stock subject to options held by the Named Executive Officer as of February 29, 2000.

                                                    NUMBER OF SHARES UNDERLYING     VALUE OF UNEXERCISED
                        SHARES                        UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                     ACQUIRED ON                          FISCAL YEAR-END              FISCAL YEAR-END
NAME                   EXERCISE    VALUE REALIZED    EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
-----------------------------------------------------------------------------------------------------------
Richard A. Pomije         --             --                     --                           --

DIRECTORS' COMPENSATION

         To date, CyberStar has not paid any cash compensation to its directors for their services as directors, but may pay fees to its outside directors when it becomes profitable.

         In July 1999, CyberStar issued 5,000 shares of its Common Stock to Ed Havlik as partial consideration for his service on the Board. Such shares were valued at $12,500 as of the date of issuance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of February 29, 2000 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by CyberStar to own beneficially 5% or more of the Common Stock;
(ii) each director; (iii) the Named Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 6825 Shady Oak Road, Eden Prairie, Minnesota 55344.

         NAME OF BENEFICIAL OWNER (1)          NUMBER OF SHARES    PERCENTAGE OF OUTSTANDING SHARES
         -------------------------------------------------------------------------------------------
         Richard A. Pomije                           3,112,386                      71.9%
         James T. Greenfield                           100,000(2)                    2.3
         Ed Havlik                                       5,000                       *
         All directors and executive officers
         as a group (3 persons)                      3,217,386(2)                   72.6

*    Indicates an amount less than 1%

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days.

(2) Includes 100,000 shares of Common Stock purchasable pursuant to the exercise of a currently exercisable option.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         CyberStar has entered into a Stock Exchange Agreement with the shareholders of International Trade Center, Inc., an Arizona corporation ("ITC"), to acquire all of the issued and outstanding stock of ITC. Under the Stock Exchange Agreement, CyberStar will exchange the stock of ITC held by the shareholders for common stock, $.01 par value per share, of CyberStar. CyberStar expects to complete this transaction on or around June 1, 2000. It is anticipated that Jonathan J. Bumba, President, Chief Executive Officer and a shareholder of ITC, will become the Chief Executive Officer and President of CyberStar following completion of this transaction. Mr. Bumba is currently an employee of CyberStar and has been granted options to purchase 300,000 shares of CyberStar's Common Stock. The options become exercisable beginning in January 2001.

         The shareholders of ITC will receive a number of shares of CyberStar stock equal to two times the book value of ITC on the date the transaction closes, divided by a per share price of $5.50 for the CyberStar stock. For example, if the book value of ITC as of the closing date were $50,000, the number of CyberStar shares exchanged would be 18,182 [($50,000 x 2) / $5.50].

         Each of the four shareholders of ITC will also be granted options to purchase 25,000 shares of CyberStar Common Stock at $1.75 per share. The options are exercisable five years after their issuance and may be exercised three years after their issuance, if certain performance criteria are met.

         The closing of the above Stock Exchange Agreement is conditioned upon ITC redeeming 60% of the issued and outstanding stock from the certain shareholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

          3.1    Articles of Incorporation, as amended (1)
          3.2    Bylaws (1)
         10.1    Lease for facility at 6825 Shady Oak Road (1)
         10.2    1996 Employee Stock Option Plan, as amended to date (1)(2)
         27      Financial Data Schedule

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

(2) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.

(b) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended February 29, 2000.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CYBERSTAR COMPUTER CORPORATION

Dated:  May 30, 2000       By:           /s/  Richard A. Pomije
                                   ---------------------------------------------
                                   Richard A. Pomije, Chief Executive Officer
                                   (duly authorized officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  May 30, 2000      By:           /s/  Richard A. Pomije
                                   ---------------------------------------------
                                   Richard A. Pomije, Director, Chairman of the
                                   Board, Chief Executive Officer and
                                   Chief Financial Officer

Dated: May 30, 2000       By:           /s/  James T. Greenfield
                                   ---------------------------------------------
                                   James T. Greenfield, Director

Dated: May 30, 2000       By:           /s/  Ed Havlik
                                   ---------------------------------------------
                                   Ed Havlik, Director

                         CyberStar Computer Corporation

                                    Index to

                              Financial Statements


               Years ended February 28, 1999 and February 29, 2000




                                    CONTENTS

Report of Independent Auditors................................................19

Financial Statements

Balance Sheets................................................................20
Statements of Operations......................................................21
Statement of Changes in Shareholders' Equity..................................22
Statements of Cash Flows......................................................23
Notes to Financial Statements.................................................24

                         Report of Independent Auditors


Board of Directors
CyberStar Computer Corporation

We have audited the accompanying balance sheets of CyberStar Computer Corporation as of February 28, 1999 and February 29, 2000, and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberStar Computer Corporation at February 28, 1999 and February 29, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


ERNST & YOUNG LLP


April 14, 2000

                         CyberStar Computer Corporation

                                 Balance Sheets

                                                             FEBRUARY 28,     FEBRUARY 29,
                                                                1999              2000
                                                           ---------------------------------
ASSETS
Current assets:
   Cash                                                      $     73,191     $    496,486
   Accounts receivable, less allowance for doubtful
     accounts - 1999--$16,700 and 2000--$80,500                   693,490          574,506
   Inventories                                                    463,303          295,511
   Insurance receivable                                           246,380               --
   Deferred financing costs                                        25,000               --
   Prepaid expenses                                                15,680           30,216
                                                           ---------------------------------
Total current assets                                            1,517,044        1,396,719

Property and equipment:
   Office equipment and furniture                                 224,404          260,949
   Leasehold improvements                                          37,270           37,270
   Production equipment                                            46,857           46,915
                                                           ---------------------------------
                                                                  308,531          345,134
   Accumulated depreciation                                      (133,988)        (222,656)
                                                           ---------------------------------
                                                                  174,543          122,478
                                                           ---------------------------------
Total assets                                                 $  1,691,587     $  1,519,197
                                                           =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable to bank                                      $    150,000     $         --
   Accounts payable                                               647,152          239,329
   Accrued payroll and payroll taxes                               34,273           39,874
   Accrued liabilities                                            125,871           38,176
                                                           ---------------------------------
Total current liabilities                                         957,296          317,379

Shareholders' equity:
   Common stock, $.01 par value
     Authorized shares - 20,000,000
     Issued and outstanding shares - 1999--3,928,095 and
       2000--4,333,095                                             39,281           43,331
   Additional paid-in capital                                   1,901,029        3,069,049
   Deferred compensation                                               --         (237,370)
   Accumulated deficit                                         (1,206,019)      (1,673,192)
                                                           ---------------------------------
Total shareholders' equity                                        734,291        1,201,818
                                                           ---------------------------------
Total liabilities and shareholders' equity                   $  1,691,587     $  1,519,197
                                                           =================================

SEE ACCOMPANYING NOTES.

                         CyberStar Computer Corporation

                            Statements of Operations

                                                               YEAR ENDED
                                                     FEBRUARY 28,     FEBRUARY 29,
                                                         1999             2000
                                                   ----------------------------------
Sales                                                $  4,854,299     $  4,393,068
Cost of sales                                           4,215,840        3,622,580
                                                   ----------------------------------
Gross profit                                              638,459          770,488

Operating expenses:
   General and administrative                           1,412,754        1,206,150
   Sales and marketing                                    154,400           39,289
                                                   ----------------------------------
                                                        1,567,154        1,245,439
                                                   ----------------------------------
Loss from operations                                     (928,695)        (474,951)

Other income (expense):
   Interest income                                         17,824            2,369
   Interest expense                                        (5,759)         (14,001)
   Other (expense) income                                  (3,427)          19,410
                                                   ----------------------------------
                                                            8,638            7,778
                                                   ----------------------------------
Net loss                                             $   (920,057)    $   (467,173)
                                                   ==================================

Basic and diluted net loss per share                 $       (.24)    $       (.12)

Weighted average shares outstanding                     3,880,083        3,964,300

SEE ACCOMPANYING NOTES.

                         CyberStar Computer Corporation

                  Statement of Changes in Shareholders' Equity

                                                     COMMON STOCK           ADDITIONAL
                                               ------------------------       PAID-IN      DEFERRED     ACCUMULATED
                                                  SHARES       AMOUNT         CAPITAL    COMPENSATION     DEFICIT          TOTAL
                                               ------------------------------------------------------------------------------------
Balance, February 28, 1998                      3,416,666    $    34,167   $   989,262   $        --    $  (285,962)   $   737,467
   Issuance of common stock, net of offering
    costs                                         500,000          5,000       871,881            --             --        876,881
   Issuance of common stock for asset purchase     11,429            114        39,886            --             --         40,000
   Net loss                                            --             --            --            --       (920,057)      (920,057)
                                               ------------------------------------------------------------------------------------
Balance, February 28, 1999                      3,928,095         39,281     1,901,029            --     (1,206,019)       734,291
   Issuance of common stock, net of offering
    costs                                         400,000          4,000       893,070            --             --        897,070
   Issuance of common stock for services
    performed                                       5,000             50        12,450            --             --         12,500
   Deferred compensation related to stock
    option grants                                      --             --       262,500      (262,500)            --             --
   Amortization of deferred compensation               --             --            --        25,130             --         25,130
   Net loss                                            --             --            --            --       (467,173)      (467,173)
                                               ------------------------------------------------------------------------------------
Balance, February 28, 2000                      4,333,095    $    43,331   $ 3,069,049   $  (237,370)   $(1,673,192)   $ 1,201,818
                                               ====================================================================================

SEE ACCOMPANYING NOTES.

                         CyberStar Computer Corporation

                            Statements of Cash Flows

                                                                            YEAR ENDED
                                                                   FEBRUARY 28,     FEBRUARY 29,
                                                                       1999             2000
                                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (920,057)    $  (467,173)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                       76,484          88,668
     Stock compensation expense                                             --          37,630
     Changes in operating assets and liabilities:
       Accounts receivable                                             320,918         118,984
       Insurance receivable                                           (246,380)        246,380
       Inventories                                                     (26,002)        167,792
       Deferred financing costs                                         22,600          25,000
       Prepaid expenses                                                (13,773)        (14,536)
       Accounts payable                                                 26,042        (407,823)
       Accrued liabilities                                              65,608         (82,093)
                                                                 -------------------------------
Net cash used in operating activities                                 (694,560)       (287,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                    (88,138)        (36,604)
                                                                 -------------------------------
Net cash used in investing activities                                  (88,138)        (36,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                                 876,881         897,070
Net payments on line of credit                                        (125,000)       (150,000)
                                                                 -------------------------------
Net cash provided by financing activities                              751,881         747,070
                                                                 -------------------------------

(Decrease) increase in cash                                            (30,817)        423,295
Cash at beginning of year                                              104,008          73,191
                                                                 -------------------------------
Cash at end of year                                                $    73,191     $   496,486
                                                                 ===============================

Supplemental information:
   Cash paid during the year for interest                          $     5,759     $    14,001
   Property and equipment acquired with common
     stock issuance                                                     40,000              --

SEE ACCOMPANYING NOTES.

                         CyberStar Computer Corporation

                          Notes to Financial Statements

                                February 29, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company currently has two operating divisions, Cyberstar and VAR. The Cyberstar Division manufactures and markets a line of microcomputers, including personal computers, workstations and file servers under the Cyberstar brand name. The VAR Division currently is an authorized reseller of products from Compaq, IBM, Digital Equipment, and Hewlett-Packard, among others.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed based on the weighted average number of common shares outstanding during each period. Basic and diluted net loss per share is equal because the effect of outstanding stock options and warrants is anti-dilutive.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives on a straight-line basis.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and the tax basis of assets and liabilities.

                         CyberStar Computer Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has elected to follow the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"). Accordingly, the Company has made pro forma disclosures of what net loss would have been had the provisions of Statement 123 been applied to the Company's stock options.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADVERTISING COSTS

The Company expenses all advertising as incurred. Advertising costs charged to operations were $53,853 and $8,025 for the years ended February 28, 1999 and February 29, 2000, respectively.

2. NOTE PAYABLE TO BANK

During 1999, the Company had a revolving line of credit of $150,000 with a bank. Borrowings under the line accrued interest at a rate of 1.5% over prime. The line of credit expired April 25, 1999 and was not renewed.

                         CyberStar Computer Corporation

3. OPERATING LEASES

The Company leases vehicles and office space under operating leases that expire at various times through February 2004.

Minimum lease payments on these leases for years after 2000 are as follows:

   2001                                                    $135,658
   2002                                                      26,941
   2003                                                       4,473
   2004                                                       3,355
                                                         ------------
                                                           $170,427
                                                         ============

Rent expense was $156,137 and $157,082 for the years ended February 28, 1999 and February 29, 2000, respectively.

4. INCOME TAXES

At February 29, 2000, the Company had net operating loss carryforwards of approximately $1,450,000. The net operating loss carryforwards are available to offset future taxable income through 2020 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. Significant components of the Company's deferred tax assets are as follows:

                                                   FEBRUARY 28,   FEBRUARY 29,
                                                      1999            2000
                                                  ----------------------------

   Deferred tax assets:
     Net operating loss carryforwards                $426,300       $579,400
     Allowance for doubtful accounts                    5,700         27,400
     Accrued vacation                                   1,300          2,200
                                                  ----------------------------
   Deferred tax assets before valuation allowance     433,300        609,000
   Valuation allowance                               (433,300)      (609,000)
                                                  ----------------------------
   Net deferred tax assets                           $     --       $     --
                                                  ============================

                         CyberStar Computer Corporation

5. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

The Company extends unsecured credit to customers in the normal course of business. The Company had two customers which represented 31% of sales in 1999 and one customer which represented 11% of sales in 2000. The accounts receivable balance from these major customers was $226,662 and $10,128 at February 28, 1999 and February 29, 2000, respectively.

6. SHAREHOLDERS' EQUITY

COMMON STOCK AND WARRANTS

In April 1998, the Company sold 500,000 shares of common stock at $2.00 per share from which the Company received proceeds of $876,881 net of direct financing costs. In connection with the sale of shares, the Company issued 50,000 warrants to purchase common stock to the selling agent at an exercise price of $2.20 per share. The warrants expire in April 2003.

In September 1998, the Company issued 11,429 shares of common stock at $3.50 per share in exchange for certain assets.

In July 1999, CyberStar issued 5,000 shares of common stock to a director as partial consideration for his service on the Board. Such shares were valued at $12,500 as of the date of issuance.

In October 1999, the Company entered into a sales and marketing agreement with International Trade Center, Inc. (ITC). As part of this agreement, the sales representatives have the opportunity to earn a maximum of 100,000 warrants, once certain gross profit targets are met. As of February 29, 2000, no targets were met, thus no warrants were granted. In April 2000, the Company agreed to merge with ITC (see Note 8).

                         CyberStar Computer Corporation

6. SHAREHOLDERS' EQUITY (CONTINUED)

In January 2000, the Company sold 400,000 shares of common stock at $2.50 per share from which the Company received $897,070, net of offering costs. Each share purchased has a companion warrant to purchase one share of common stock at a price of $7.50 per share, which becomes exercisable in February 2001 and expires four years thereafter. In connection with the sale of shares, the Company issued 30,000 warrants to the selling agent, which have an exercise price of $3.00. The selling agent may receive an additional 30,000 five-year warrants with an exercise price of $9.00, based on the number of companion warrants exercised.

STOCK OPTIONS

The Company has a stock option plan that includes both incentive and non-statutory stock options granted to directors, officers, employees and consultants of the Company. The maximum number of shares of Common Stock reserved for issuance is 1,000,000 shares under the 1996 Stock Option Plan. Option activity is summarized as follows:

                                         STOCK OPTION PLAN
                                   ------------------------------      NON PLAN                    WEIGHTED AVERAGE
                                   SHARES AVAILABLE     OPTIONS        OPTIONS        OPTIONS     EXERCISE PRICE PER
                                       FOR GRANT      OUTSTANDING    OUTSTANDING    OUTSTANDING   SHARE OUTSTANDING
                                   -------------------------------------------------------------------------------
   Balance at February 28, 1998       478,828                               --             --
   Additional shares reserved         521,172                --             --             --          $  --
   Options granted                   (338,684)          338,684             --        338,684           1.86
                                   ------------------------------   ---------------------------
   Balance at February 28,1999        661,316           338,684             --        338,684           1.86
   Options granted                   (173,000)          173,000        300,000        473,000           2.36
   Options canceled                    81,500           (81,500)            --        (81,500)          1.85
                                   ------------------------------   ---------------------------
   Balance at February 29, 2000       569,816           430,184        300,000        730,184          $2.19
                                   ==============================   ===========================

Exercise prices for options outstanding as of February 29, 2000 ranged from $1.75 to $3.00. The Company had 260,001 exercisable options at February 29, 2000 with a weighted average exercise price of $1.87. The weighted average remaining contractual life is 5.8 years at February 29, 2000.

In February 1999, the exercise price for certain outstanding options was repriced from $3.00 to $1.75. The total number of repriced options was 308,334. In addition, the Company has 23,850 options which vest on the one year anniversary of the date at which the Company completes an initial public offering, if ever.

                         CyberStar Computer Corporation

6. SHAREHOLDERS' EQUITY (CONTINUED)

The following is a summary of stock options granted during the year ended February 29, 2000:

                                                                       WEIGHTED
                                                           WEIGHTED    AVERAGE
                                              NUMBER OF    AVERAGE     EXERCISE
                                               OPTIONS    FAIR VALUE    PRICE
                                             ----------------------------------

   Stock price less than exercise price         40,000       $3.23      $3.75
   Stock price equal to exercise price         133,000        2.02       2.19
   Stock price greater than exercise price     300,000        2.93       2.25
                                             -----------
   Total                                       473,000        2.70       2.36
                                             ===========

All options granted during the year ended February 28, 1999 were granted with the stock price equal to exercise price and a weighted average fair value of $.39.

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.0% in 1999 and 5.5% in 2000 and a weighted average expected life of the option of five years in 1999 and four years in 2000.

                         CyberStar Computer Corporation

6. SHAREHOLDERS' EQUITY (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                           1999          2000
                                                       -------------------------

   Pro forma net loss                                  $(1,004,336)   $(731,689)
   Basic and dilutive pro forma net loss per share        $(.25)        $(.18)

In January 2000, the Company granted 300,000 options to an employee of the Company at an exercise price below the fair market value of the common stock. As a result, the Company has recorded deferred compensation expense of $262,500. The options vest over a five-year period; however, the vesting can be accelerated if certain performance goals are obtained. The Company believes it is more likely than not that the performance goals will be achieved and as a result is amortizing the compensation expense over the performance period. During the year ended February 29, 2000, the Company recognized $25,130 of compensation expense related to these options.

                         CyberStar Computer Corporation

7. SEGMENT AND GEOGRAPHIC DATA

The Company has one reportable segment, computer systems and products. This segment, which is comprised of the CyberStar and VAR divisions, distributes branded and proprietary computer systems and peripheral equipment. CyberStar distributes its products throughout the United States. The following table presents sales information by division:

                                                 YEAR ENDED
                                        FEBRUARY 28,      FEBRUARY 29,
                                            1999              2000
                                       -------------------------------
   Net sales:
     CyberStar division                  $3,203,837       $2,854,097
     VAR division                         1,650,462        1,538,971
                                       -------------------------------
                                         $4,854,299       $4,393,068
                                       ===============================

8. SUBSEQUENT EVENTS (UNAUDITED)

In April 2000, the Company entered into a revolving line of credit that provides for borrowing up to $100,000. Borrowings under the line of credit bear interest at 1.0% plus prime. The line of credit matures July 20, 2000. The line of credit is secured by substantially all assets of the Company and a personal guaranty of the majority shareholder.

In April and May 2000, the Company entered into various notes totaling $900,000. The notes bear interest at prime plus 4% and are due in April and May 2001. The notes are unsecured.

In April 2000, the Company entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of International Trade Center, Inc., an Arizona corporation ("ITC"), to acquire all of the issued and outstanding stock of ITC. Under the Agreement, CyberStar will exchange the stock of ITC held by shareholders for common stock, $.01 par value per share, of CyberStar. CyberStar expects to complete this transaction on or around June 1, 2000. An employee of Cyberstar is President, Chief Executive Officer and a shareholder of ITC.

The shareholders of ITC will receive a number of shares of CyberStar stock equal to two times the book value of ITC on the date the transaction closes, divided by a per share value of $5.50 for CyberStar stock. Each of the four shareholders of ITC will also be granted options to purchase 25,000 shares of CyberStar common stock at $1.75 per share. The options are exercisable five years after their issuance; however, this may be accelerated if certain performance criteria are met. The closing of the above Stock Exchange Agreement is conditioned upon ITC redeeming 60% of the issued and outstanding stock from the certain shareholders, which is expected to occur in June 2000.

                                INDEX TO EXHIBITS


INDEX
NUMBER   DESCRIPTION
--------------------------------------------------------------------------------

  3.1    Articles of Incorporation, as amended (1)
  3.2    Bylaws (1)
 10.1    Lease for facility at 6825 Shady Oak Road (1)
 10.2    1996 Employee Stock Option Plan, as amended to date (1)(2)
 27      Financial Data Schedule

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

(2) Management contract or compensation plan or arrangement required to be filed as an exhibit to this Report.