Form 10QSB
period 2000-05-31
CYBERSTAR COMPUTER CORP
filed 2000-07-14
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended May 31, 2000.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                         CYBERSTAR COMPUTER CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Minnesota                                        41-1427445
---------------------------------------------            -----------------------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                               Identification No.)

6825 Shady Oak Road, Eden Prairie, Minnesota                      55344
--------------------------------------------             -----------------------
(Address of principal executive offices)                         (ZIP Code)

Issuer's telephone number, including area code:                (952) 943-1598
                                                         -----------------------

                                   No Change
--------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the issuer's Common Stock outstanding at May 31, 2000 was 4,333,095 shares.

                                      CYBERSTAR COMPUTER CORPORATION

                                            TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                           -----------
                                               Part I. Financial Information

Item 1.           Financial Statements

                  Balance Sheets as of February 29, 2000 and May 31, 2000 (unaudited)                             3

                  Statements of Operations for the Three Months Ended May 31, 1999 and 2000 (unaudited)           4

                  Statements of Cash Flows for the Three Months Ended May 31, 1999 and 2000 (unaudited)           5
                  Notes to the Financial Statements (unaudited)                                                   6
Item 2.           Management's Discussion and Analysis                                                            8
                                                 Part II. Other Information
Item 1.           Legal Proceedings                                                                              10
Item 6.           Exhibits and Reports on Form 8-K                                                               10

Signature                                                                                                        11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         CYBERSTAR COMPUTER CORPORATION

                                 BALANCE SHEETS

                                                          MAY 31, 2000        FEBRUARY 29, 2000
                                                       -------------------    -----------------

                                   (Unaudited)
ASSETS
Current assets:
     Cash                                              $           327,864    $         496,486
     Accounts receivable, less allowance
     for doubtful accounts - $80,500
     at February 29, 2000 and
     $60,226 at May 31, 2000                                     1,603,324              574,506
     Inventories                                                   290,608              295,511
     Prepaid expenses                                              262,601               30,216
                                                       -------------------    -----------------
Total current assets                                             2,484,397            1,396,719

Property and equipment:
     Office equipment and furniture                                337,438              260,949
     Leasehold improvements                                         37,270               37,270
     Production equipment                                           47,010               46,915
                                                       -------------------    -----------------
                                                                   421,718              345,134
     Accumulated depreciation                                     (241,777)            (222,656)
                                                       -------------------    -----------------
                                                                   179,941              122,478
                                                       -------------------    -----------------
Total assets                                           $         2,664,338    $       1,519,197
                                                       ===================    =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Note payable to bank, line of credit              $           300,000    $               -
     Notes payable other                                           976,550                    -
     Accounts payable                                              283,138              239,329
     Accrued payroll and payroll taxes                              39,168               39,874
     Accrued liabilities                                            13,313               38,176
                                                       -------------------    -----------------
Total current liabilities                                        1,612,169              317,379

Shareholders' equity:
     Common stock, $.01 par value
         Authorized shares - 20,000,000
         Issued and outstanding shares - 4,333,095
         at February 29, 2000 and May 31, 2000                      43,331               43,331
     Additional paid-in capital                                  3,069,049            3,069,049
     Deferred compensation                                        (203,191)            (237,370)
     Accumulated deficit                                        (1,857,020)          (1,673,192)
                                                       -------------------    -----------------
Total shareholders' equity                                       1,052,169            1,201,818
                                                       -------------------    -----------------

Total liabilities and shareholders' equity             $         2,664,338    $       1,519,197
                                                       ===================    =================

SEE ACCOMPANYING NOTES

                         CYBERSTAR COMPUTER CORPORATION

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                      MAY 31
                                                       ----------------------------------------------------------------

                                                       ----------------------------------------------------------------


                                                                     2000                               1999
                                                       -----------------------------      -----------------------------

Sales                                                  $                   3,257,421      $                   1,151,470
Cost of sales                                                              3,074,055                            955,564
                                                       -----------------------------      -----------------------------
Gross profit                                                                 183,366                            195,906

Operating Expenses:
     General and administrative                                              354,804                            245,490
     Sales and marketing                                                       7,811                             19,356
                                                       -----------------------------      -----------------------------
     Total                                                                   362,615                            264,846
                                                       -----------------------------      -----------------------------
Loss from operations                                                        (179,249)                           (68,940)

Other income (expense):
     Interest income                                                           2,857                              1,285
     Interest expense                                                         (5,712)                            (2,192)
     Other income (expense)                                                   (1,724)                              (626)
                                                       -----------------------------      ------------------------------
                                                                              (4,579)                            (1,533)
                                                       -----------------------------      ------------------------------

Net loss                                               $                    (183,828)     $                     (70,473)
                                                       =============================      ==============================

Net loss per common share--basic and diluted           $                       (0.04)     $                       (0.02)
                                                       =============================      =============================

Weighed average common shares outstanding--basic and                       4,333,095                          3,928,095
     diluted                                           =============================      =============================



SEE ACCOMPANYING NOTES
                                                              4

                         CYBERSTAR COMPUTER CORPORATION

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                             MAY 31
                                                                -----------------------------------------------------------------

                                                                            2000                               1999
                                                                ----------------------------        -------------------------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                        $                   (183,828)       $                 (70,473)

Adjustments to reconcile net cash provided
  by (used in) operating activities:
         Depreciation                                                                 19,121                           19,121
         Amortization of deferred compensation                                        34,179                            --
         Changes in operating assets and liabilities:
                  Accounts receivable                                             (1,028,818)                         209,201
                  Inventories                                                          4,903                           96,181
                  Prepaid expenses                                                  (232,385)                            (207)
                  Accounts payable                                                    43,809                          (78,438)
                  Accrued expenses                                                   (25,569)                         (84,289)
                                                                ----------------------------        -------------------------

Net cash provided by (used in) operating activities                               (1,368,588)                          91,096

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                            --                              8,428
Purchases of property and equipment
                                                                                     (76,584)                           --
                                                                ----------------------------        -------------------------
Net cash provided by (used in) investing activities                                  (76,584)                           8,428

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) line of credit                                       300,000                         (150,000)
Net proceeds from notes payable                                                      976,550                            --
                                                                ----------------------------        -------------------------
Net cash provided by (used in) financing activities                                1,276,550                         (150,000)


Decrease in cash                                                                    (168,622)                         (50,476)
Cash at beginning of period                                                          496,486                           73,191
                                                                ----------------------------        -------------------------

Cash at end of period                                           $                    327,864        $                  22,715
                                                                ============================        =========================


Supplemental information:
         Cash paid during the period for interest               $                      5,712        $                   2,192


SEE ACCOMPANYING NOTES

                         CYBERSTAR COMPUTER CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of CyberStar Computer Corporation (the "Company") as of May 31, 2000 and for the three months ended May 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended May 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 29, 2000, included in the Company's Form 10-KSB filed with the SEC on May 30, 2000. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Note 2.  NOTE PAYABLE TO BANK, LINE OF CREDIT

The Company has a revolving line of credit of $300,000 with a bank. This line of credit is secured by all of the Company's assets and the personal guaranty of the majority shareholder. Borrowings under the line accrue interest at a rate of 1.0% over the prime rate (9.5% at May 31, 2000) and amounted to $300,000 at May 31, 2000.

During fiscal 2000, the Company had a revolving line of credit of $150,000 with a bank. Borrowings under the line accrued interest at a rate of 1.5% over prime. The line of credit expired April 25, 1999 and was not renewed.

Note 3. NOTES PAYABLE OTHER

During April and May 2000, CyberStar borrowed $900,000 from a private investor. The notes are due April and May 2001 and bear interest on the unpaid balance at a fluctuating annual rate equal to 4.0% above the rate of interest established by Wells Fargo Bank NA, f/k/a Norwest Bank Minnesota N.A., as its base rate.

In May 1999 the Company entered into an agreement whereby it could sell receivables or borrow money in amounts up to 80% of the eligible accounts receivable balance. The Company paid a 1% commission on all receivables sold and was charged interest at a rate of 8% or prime plus 1.5%, whichever is greater, for borrowings against receivables. This agreement was for one year and expired in May 2000. Borrowings against receivables still outstanding at May 31, 2000 amounted to $76,550.

Note 4.  SEGMENT AND GEOGRAPHIC DATA

The Company has one reportable segment, computer systems and products. This segment, which is comprised of the CyberStar, VAR and International Trade Center ("ITC") divisions, distributes branded and proprietary computer systems and peripheral equipment. CyberStar distributes its product throughout the United States. The VAR division sells its products through resellers. The ITC division was started in April 2000 and distributes domestically and internationally
tier-one  computer   hardware,   software  and  peripherals  to  large  computer
resellers.

The following table presents sales information by division:

                                           THREE MONTHS ENDED
       NET SALES                                 MAY 31
       ---------
                               ------------------------------------------
                                       2000                   1999
                                       ----                   ----

CyberStar(R)division           $          479,602      $          759,970
VAR division                              264,694                 391,500
ITC division                            2,513,125                    --
                               ------------------     -------------------
                               $        3,257,421      $        1,151,470
                               ==================      ==================

Note 5. NET LOSS PER COMMON SHARE

Basic net income/loss per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the incremental shares assumed issued on the exercise of stock options. Basic and diluted net loss per share are equal because the effect of the outstanding stock options and warrants is antidilutive.

Note 6. SUBSEQUENT EVENTS

On April 1, 2000 CyberStar entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of International Trade Center, Inc. ("ITC"), a global distributor of computer and computer related accessories, to acquire all of the issued and outstanding stock of ITC. All of the conditions required to close the transaction were completed June 21, 2000 and on that date CyberStar acquired all of the issued and outstanding stock of ITC.

Under the terms of the Agreement, at closing, CyberStar issued shares of CyberStar common stock in exchange for the stock of ITC. The shareholders of ITC received an aggregate 9,576 shares of CyberStar common stock. The four former shareholders of ITC, now employees of CyberStar, were also each granted options to purchase 25,000 shares of CyberStar common stock at $1.75 per share. The options become exercisable five years after their issuance and may become exercisable three years after their issuance, if certain performance criteria are met. Compensation expense of $550,000 will be amortized over the vesting period as a result of granting these options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                                 THREE MONTHS ENDED
                                                       MAY 31
                                   ---------------------------------------------
                                         2000                        1999
                                         ----                        ----

Sales                                   100.0%                       100.0%
Cost of sales                            94.4                         83.0
                                       ------                       ------
Gross profit                              5.6                         17.0
                                       ------                       ------

Operating expenses
General and administrative               10.9                         21.3
Sales and marketing                       0.2                          1.7
                                       ------                       ------
                                         11.1                         23.0

Loss from operations                     (5.5)                        (6.0)

Other (expense)                          (0.1)                        (0.1)
                                       -------                     --------

Net loss                                 (5.6)%                       (6.1)%


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 1999 AND 2000

NET SALES. Net sales increased $2,105,951, or 182.9%, to $3,257,421 in the three months ended May 31, 2000 compared to $1,151,470 for the three months ended May 31, 1999. CyberStar (R) division sales decreased $280,368 to $479,602 in the first quarter of fiscal 2001 from $759,970 in the first quarter of fiscal 2000. VAR division sales decreased $126,806 to $264,694 in the first quarter of fiscal 2001 from $391,500 in the first quarter of fiscal 2000. The ITC division had sales of $2,513,125 in the first quarter of fiscal 2001, the first quarter of its operations.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2001 was $183,366, or 5.6% of net sales, compared to $195,906, or 17.0% of net sales, in the prior year. This decrease in gross profit is due primarily to lower gross profit margins on sales in the ITC division. Gross profit margins were lower because of a high number of large orders received.

OPERATING EXPENSES. General and administrative expenses were $354,804, or 10.9% of net sales, in the first quarter of fiscal 2001 compared to $245,490, or 21.3% of net sales, in the first quarter of fiscal 2000. The increase of $109,314 is due primarily to an increase in staff resulting in an increase in salary and other employee related expenses of $41,438, amortization of deferred compensation expense of $34,179, an increase in professional fees of $23,444, and an increase in bad debts of $18,075, offset by a decrease in occupancy expense of $15,125. Sales and marketing expenses decreased by $11,545 due primarily to a reduction in sales staff resulting in lower commissions paid on sales. Commissions of $38,692 were paid to an outside sales and marketing organization on gross sales of $2,551,817 in the ITC division. The commissions were netted against gross sales and reduced gross sales by $38,692.

The loss from operations increased by $110,309 to $(179,249) in fiscal 2001 from $(68,940) in fiscal 2000, reflecting the decrease in gross profit of $12,540 and the increase in operating expenses of $97,769.

Interest expense increased by 198%, or $3,046, to $4,579 in fiscal 2001 from $1,533 in fiscal 2000 primarily as a result of increased average borrowings in fiscal 2001.

As a result of the foregoing factors, net loss increased by $113,355 to $(183,828) in fiscal 2001 from $(70,473) in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at May 31, 2000 was $327,864, a decrease of $168,622 from $496,486 at February 29, 2000. During the three months ended May 31, 2000, net cash used in operating activities was $1,368,588 due primarily to an increase in accounts receivable of $1,028,818 as a result of increased sales and an increase in prepaid expenses of $232,385. During the three months ended May 31, 1999, net cash provided by operating activities was $91,096 primarily due to the reduction of operating expenses resulting from the decrease in staff as a result of delays in development of the e-commerce site and decreased sales.

Net cash used in investing activities in the three months ended May 31, 2000 was $76,584 due to the purchases of equipment, computers and software development compared to net cash provided by investing activities in the three months ended May 31, 1999 of $8,428 due to the sale of equipment.

Net cash provided by financing activities of $1,276,550 in the three months ended May 31, 2000 consisted of $300,000 borrowed under a revolving line of credit, $900,000 borrowed from a private investor and borrowings on receivables of $76,500. Net cash of $150,000 used for financing activities for the three months ended May 31, 1999 consisted of payments on outstanding borrowings under a revolving line of credit.

The Company has a revolving line of credit of $300,000 with a bank. This line of credit is secured by all of the Company's assets and the personal guaranty of the majority shareholder. Borrowings under the line accrue interest at a rate of 1.0% over prime rate (9.5% at May 31, 2000) and amounted to $300,000 at May 31, 2000.

During April and May 2000, CyberStar borrowed $900,000 from a private investor. The notes are due April and May 2001 and bear interest on the unpaid balance at a fluctuating annual rate equal to 4.0% above the rate of interest established by Wells Fargo Bank N.A., f/k/a Norwest Bank Minnesota NA, as its base rate.

In May 1999 the Company entered into an agreement whereby it can sell receivables or borrow money in amounts up to 80% of the eligible accounts receivable balance. The Company pays a 1% commission on all receivables sold or is charged interest at a rate of 8% or prime plus 1.5%, whichever is greater, for borrowings against receivables. This agreement was for one year and expired in May 2000. Borrowings against receivables still outstanding at May 31, 2000 amounted to $76,550, which was paid in June 2000.

Forward-Looking Statements
--------------------------

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We have asserted a claim against Euler Solutions, Inc. a Minnesota corporation ("Euler"). Euler was developing software for the Company, which was to have been completed by May 28, 2000. Euler has not provided us with the services for which we contracted. We commenced litigation in Hennepin County District Court, in Minneapolis, Minnesota on June 20, 2000 to recover the amount we have paid, $32,151, plus our costs, and incidental and consequential damages.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         *2.1 - Stock Exchange Agreement among the Shareholders of ITC and CyberStar Computer Corporation as of April 1, 2000.

         27 - Financial Data Schedule

         * Filed as an exhibit to the Company's Report on Form 8-K (SEC No. 000-27225), filed July 6, 2000, and incorporated herein by reference.

         (b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CYBERSTAR COMPUTER CORPORATION


Dated:  July 14, 2000                              By    /s/ Jonathan J. Bumba
                                                --------------------------------
                                                     Jonathan J. Bumba
                                                     Its Chief Executive Officer