Form 10QSB
period 2000-08-31
CYBERSTAR COMPUTER CORP
filed 2000-10-13
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


For the quarterly period ended August 31, 2000.

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------


                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Minnesota                                       41-1427445
--------------------------------          --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


6825 Shady Oak Road, Eden Prairie, Minnesota                     55344
--------------------------------------------            ----------------------
(Address of principal executive offices)                       (ZIP Code)


Issuer's telephone number, including area code:              (952) 943-1598
                                                        ----------------------


                         CYBERSTAR COMPUTER CORPORATION
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the issuer's Common Stock outstanding at August 31, 2000 was 4,691,496 shares.



                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                            -----------
                                               Part I. Financial Information

Item 1.           Financial Statements

                  Balance Sheets as of August 31, 2000 (unaudited) and February 29, 2000                          3

                  Statements of Operations  for Three Months and Six Months Ended August 31, 2000 and 1999        4
                  (unaudited)

                  Statements of Cash Flows for the Six Months Ended August 31, 2000 and 1999 (unaudited)          5

                  Notes to the Financial Statements (unaudited)                                                   6

Item 2.           Management's Discussion and Analysis                                                            9

                                                 Part II. Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                                            11

Item 6.           Exhibits and Reports on Form 8-K                                                               11

Signature                                                                                                        12

                          PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS


                                        ENETPC, INC.

                                       BALANCE SHEETS

                                                          AUGUST 31        FEBRUARY 29
                                                            2000              2000
                                                            ----              ----
                                                        (Unaudited)

ASSETS
Current assets:
     Cash                                            $       766,871    $        496,486
     Accounts receivable, less allowance
         for doubtful accounts - $68,466
         at August 31, 2000 and
         $80,500 at February 29, 2000                        893,191             574,506
     Inventories                                             463,643             295,511
     Prepaid expenses                                         41,785              30,216
                                                     ---------------   -----------------
Total current assets                                       2,165,490           1,396,719

Property and equipment:
     Office equipment and furniture                          397,770             260,949
     Leasehold improvements                                   37,270              37,270
     Production equipment                                     55,983              46,915
                                                     ---------------   -----------------
                                                             491,023             345,134
     Accumulated depreciation                               (261,030)           (222,656)
                                                     ---------------   -----------------
                                                             229,993             122,478

Goodwill                                                      18,291                   0
                                                     ---------------   ------------------

Total assets                                         $     2,413,774    $      1,519,197
                                                     ===============    ================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                   $       300,000    $              0
     Accounts payable                                         26,383             239,329
     Accrued payroll and payroll taxes                        18,219              39,874
     Accrued liabilities                                      80,995              38,176
                                                     ---------------   ------------------
Total current liabilities                                    425,597             317,379

Shareholders' equity:
     Common stock, $.01 par value
         Authorized shares - 20,000,000
         Issued and outstanding shares - 4,691,496
              at August 31, 2000 and 4,333,095
              at February 29, 2000                            46,915              43,331
     Additional paid-in capital                            4,694,607           3,069,049
     Deferred compensation                                  (688,272)           (237,370)
     Accumulated deficit                                  (2,065,073)         (1,673,192)
                                                     ----------------  ------------------
Total shareholders' equity                                 1,988,177           1,201,818
                                                     ----------------  -------------------

Total liabilities and shareholders' equity           $     2,413,774    $      1,519,197
                                                     ================   ==================
SEE ACCOMPANYING NOTES


                                  ENETPC, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        AUGUST 31                         AUGUST 31
                                                2000              1999              2000             1999
                                                ----              ----              ----             ----

Sales                                       $   3,313,280     $   1,004,822     $  6,570,701    $   2,156,292
Cost of sales                                   2,924,337           827,644        5,998,392        1,783,208
                                            -------------     -------------     ------------    -------------
Gross profit                                      388,943           177,178          572,309          373,084

Operating expenses:
     General and administrative                   473,922           267,896          828,726          513,386
     Sales and marketing                           90,377             3,427           98,188           22,783
                                            -------------     -------------     ------------    -------------
                                                  564,299           271,323          926,914          536,169
                                            -------------     -------------     ------------    -------------
Loss from operations                             (175,356)          (94,145)        (354,605)        (163,085)

Other income (expense):
     Interest income                                4,836               507            7,693            1,792
     Interest expense                             (35,722)              (32)         (41,434)          (2,224)
     Other income (expense)                        (1,811)           (1,272)          (3,535)          (1,898)
                                            --------------    -------------     ------------    -------------
                                                  (32,697)             (797)         (37,276)          (2,330)
                                            -------------     -------------     ------------    -------------

Net loss                                    $    (208,053)    $     (94,942)    $   (391,881)   $    (165,415)
                                            =============     ==============    ============    =============

Net loss per common share - basic
     and diluted                            $       (0.05)    $       (0.02)    $      (0.09)   $       (0.04)
                                            =============     =============     ============    =============

Weighted average common shares
     outstanding - basic and diluted            4,508,568         3,928,095         4,420,357       3,928,095
                                            =============     =============     =============   =============

SEE ACCOMPANYING NOTES


                                  ENETPC, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                AUGUST 31, 2000        AUGUST 31, 1999
                                                                ---------------        ---------------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                      $        (391,881)       $      (165,415)
Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                  137,782                 38,242
         Changes in operating assets and liabilities:
              Accounts receivable                                      (318,685)               124,817
              Inventories                                              (168,132)               128,377
              Insurance receivable                                            0                246,380
              Prepaid expenses                                          (11,569)                  (147)
              Goodwill                                                  (18,601)                     0
              Accounts payable                                         (212,946)              (139,110)
              Accrued expenses                                           21,164                (75,371)
                                                              ------------------       ---------------
Net cash used in operating activities                                  (962,868)               157,773

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                  0                  8,428
Purchases of property and equipment                                    (145,889)               (15,058)
                                                              ------------------       ---------------
Net cash used in investing activities                                  (145,889)                (6,630)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of common stock                                1,079,142                      0
Net proceeds from (payments on) line of credit                          300,000               (150,000)
                                                              ------------------       ---------------

Net cash provided by financing activities                             1,379,142               (150,000)
                                                              -----------------        ---------------

Increase in cash                                                        270,385                  1,143
Cash at beginning of period                                             496,486                 73,191
                                                              ------------------       ---------------
Cash at end of period                                         $         766,871        $        74,334
                                                              =================        ===============


SEE ACCOMPANYING NOTES

                                  ENETPC, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc (the "Company") as of August 31, 2000 and for the three and six months ended August 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 29, 2000, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.

Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

Note 3.  NOTE PAYABLE TO BANK

The Company has a revolving line of credit of $300,000 with a bank. This line of credit is secured by all of the Company's assets and the personal guaranty of the majority shareholder. Borrowings under the line accrued interest at a rate of 1.0% over the prime rate (9.5% at August 31, 2000) and amounted to $300,000 at August 31, 2000.

During fiscal 2000, the Company had a revolving line of credit of $150,000 with a bank. Borrowings under the line accrued interest at a rate of 1.5% over prime. The line of credit expired April 25, 1999 and was not renewed.

Note 4.  SEGMENT AND GEOGRAPHIC DATA

The Company has one reportable segment, computer systems and products. This segment, which is comprised of the CyberStar, VAR and Virtual Distribution (formerly ITC) divisions, distributes branded and proprietary computer systems and peripheral equipment. CyberStar distributes its products throughout the United States. The VAR division sells its products through resellers. The Virtual Distribution division was started in April 2000 and distributes domestically and internationally tier-one computer hardware, software and peripherals to large computer resellers.


The following table presents sales information by division:

                                           THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                AUGUST 31                            AUGUST 31
1999
NET SALES                                2000             1999               2000                 1999
---------                                ----             ----               ----                 ----
CyberStar(R)division                   $   463,437      $   707,638       $    943,039        $  1,467,608
VAR division                           $   172,918      $   297,184       $    437,612        $    688,684
Virtual Distribution division          $ 2,676,925      $         0       $  5,190,050        $          0
                                       -----------      -----------      -------------        ------------
                                       $ 3,313,280      $ 1,004,822       $  6,570,701        $  2,156,292
                                       ===========      ===========      =============        ============

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

Note 6. STOCK EXCHANGE

On April 1, 2000 eNetpc entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of International Trade Center, Inc. ("ITC"), a global distributor of computer and computer related accessories, to acquire all of the issued and outstanding stock of ITC. All of the conditions required to close the transaction were completed June 21, 2000 and on that date eNetpc acquired all of the issued and outstanding stock of ITC.

Under the terms of the Agreement, at closing, eNetpc issued shares of eNetpc common stock in exchange for the stock of ITC. The shareholders of ITC received an aggregate 9,576 shares of eNetpc common stock. The four former shareholders of ITC, now employees of eNetpc, were also each granted options to purchase 25,000 shares of eNetpc common stock at $1.75 per share. The options become exercisable five years after their issuance and may become exercisable three years after their issuance, if certain performance criteria are met. Compensation expense of $550,000 will be amortized over the vesting period as a result of granting these options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                  Three Months Ended        Six Months Ended
                                       August 31                 August 31
                                  2000          1999        2000         1999
                                  ----          ----        ----         ----

Sales                             100.0%        100.0%      100.0%       100.0%
Cost of sales                      88.3          82.4        91.3         82.7
                                 ------        ------      ------        ------
Gross profit                       11.7          17.6         8.7         17.3
                                 ------        ------      ------        ------

Operating expenses
General and administrative         14.3          26.7        12.6         23.8
Sales and marketing                 2.7           0.3         1.5          1.1
                                 ------        ------      ------        ------
                                   17.0          27.0        14.1         24.9
                                 ------        ------      ------        ------

Loss from operations               (5.3)         (9.3)       (5.4)        (7.6)

Other income (expense)             (1.0)         (0.1)       (0.6)        (0.1)
                                 ------        -------     -------       ------

Net loss                           (6.3)%        (9.4)%      (6.0)%       (7.7)%
                                 =======       =======     ========      =======

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

NET SALES. Net sales increased $2,308,458, or 229.7%, to $3,313,280 in the three months ended August 31, 2000 compared to $1,004,822 for the three months ended August 31, 2999. CyberStar (R) division sales decreased $244,201 to $463,437 in the second quarter of fiscal 2001 from $707,638 in the second quarter of fiscal 2000. VAR division sales decreased $124,266 to $172,918 in the second quarter of fiscal 2001 from $297,184 in the second quarter of fiscal 2000. Virtual Distribution division sales were $2,676,925 for the second quarter of fiscal 2001, the second quarter of its operations.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2001 was $388,943, or 11.7% of net sales, compared to $177,178, or 17.6% of net sales, in the prior year. The increase in gross profit is due primarily to increased sales volume, while the decrease in the gross profit margin results from lower gross profit margins on sales in the Virtual Distribution division.

OPERATING EXPENSES. General and administrative expenses were $473,922, or 14.3% of net sales, in the second quarter of fiscal 2001 compared to $267,896, or 26.7% of net sales, in the second quarter of fiscal 2000. This increase is due primarily to additional staff resulting in an increase in salary and other employee related expenses of $82,180, amortization of deferred option compensation of $64,919, an increase of $24,353 in professional and consulting fees and an increase in bad debt expense of $24,188. Sales and marketing expenses increased by $86,950 due primarily to commissions paid on sales in the Virtual Distribution division.

The loss from operations increased by $81,211 to $(175,356) in the second quarter of fiscal 2001 from $(94,145) in fiscal 2000 reflecting an increase in operating expenses of $292,976 offset by an increase in gross profits of $211,765.

Interest expense increased by $35,690 to $35,722 in the second quarter of fiscal 2001 from $32 in fiscal 2000 due to increased borrowings on a bank line of credit and other short term borrowings.

As a result of the foregoing factors, net loss increased by $113,111 to $(208,053) in the second quarter of fiscal 2001 from $(94,942) in fiscal 2000.

COMPARISON OF THE SIX MONTHS ENDED AUGUST 31, 2000 AND 1999

NET SALES. Net sales increased by $4,414,409, or 204.7%, to $6,570,701 in the six months ended August 31, 2000 compared to $2,156,292 for the six months ended August 31, 1999. CyberStar (R) division sales decreased by $524,569, or 35.7%, to $943,039 in the six months ended August 31, 2000 compared to $1,467,608 for the same period in fiscal 2000. VAR division sales decreased by $251,072, or 36.5%, to $437,612 in the six months ended August 31, 2000 compared to $688,684 for the same period in fiscal 2000. Virtual Distribution division sales were $5,190,050 for the six months ended August 31, 2000. Virtual Distribution division sales were approximately 79% of total sales in the six months ended August 31, 2000 while CyberStar (R) division sales accounted for approximately 14% and VAR division accounted for approximately 7%.

GROSS PROFIT. Gross profit for the six months ended August 31, 2000 was $572,309, or 8.7% of net sales, compared to $373,084, or 17.3% of net sales, in the prior year. The increase in gross profit is due primarily to increased sales volume, while the decrease in the gross profit margin results from lower gross profit margins on sales in the Virtual Distribution division.

OPERATING EXPENSES. General and administrative expenses were $828,726, or 12.6% of net sales, for the six months ended August 31, 2000 compared to $513,386, or 23.8% of net sales, for the six months ended August 31, 1999. This increase is due primarily to additional staff resulting in an increase in salary and other employee related expenses of $125,310, amortization of deferred option compensation of $99,098, an increase of $49,817 in professional and consulting fees and an increase in bad debt expense of $42,263. Sales and marketing expenses increased by $75,405 due primarily to commissions paid on sales in the Virtual Distribution division.

The loss from operations increased by $191,520 to $(354,605) in the six months ended August 31, 2000 from $(163,085) in fiscal 2000, reflecting an increase in operating expenses of $390,745 offset by an increase in gross profits of $199,225.

Interest expense increased by $39,210 to $41,434 in the six months ended August 31, 2000 from $2,224 in fiscal 2000 due to increased borrowings on a bank line of credit and other short term borrowings.

As a result of the foregoing factors, net loss increased by $226,466 to $(391,881) in the six months ended August 31, 2000 from $(165,415) in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at August 31, 2000 was $766,871, an increase of $270,385 from $496,486 at February 29, 2000. During the six months ended August 31, 2000, net cash used in operating activities was $962,868 due primarily to net losses of $361,141, increases in accounts receivable of $318,685 and in inventory of $168,132 and a reduction in accounts payable of $212,946. The increases in accounts receivable and inventory are the result of increased sales, the reduction in accounts payable is due to shorter payment terms from vendors in the Company's Virtual Distribution division. During the six months ended August 31, 1999, net cash provided by operations was $157,773 primarily due to reductions in accounts receivable, inventory and an insurance claim receivable which were offset by net losses and a reduction in accounts payable.

Net cash used in investing activities in the six months ended August 31, 2000 was $145,889 due to the purchases of equipment, computers and software development. Net cash used in investing activities for the six months ended August 31, 1999 was $6,630 due to the purchases of $15,058 of equipment and computers which was offset by proceeds of $8,428 from the sale of equipment.

Net cash provided by financing activities of $1,379,142 in the six months ended August 31, 2000 consisted of $1,079,142 from the proceeds of the sale of common stock and $300,000 borrowed under a revolving line of credit. Net cash of $150,000 used for financing activities for the six months ended August 31, 1999 consisted of payments on outstanding borrowings under a revolving line of credit.

The Company has a revolving line of credit of $300,000 with a bank. This line of credit is secured by all of the Company's assets and the personal guaranty of the majority shareholder. Borrowings under the line accrued interest at a rate of 1.0% over the prime rate (9.5% at August 31, 2000) and amounted to $300,000 at August 31, 2000.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (2)  The Company held its Annual Shareholders' meeting on August 8, 2000.

     (b) (1) The election of three directors to serve for one-year terms was approved.

                                Affirmative             Voting Authority
      Name                         Votes                     Withheld
----------------------       -----------------          ----------------
 Richard A. Pomije              3,807,865                     2,200
 James T. Greenfield            3,807,865                     2,200
 Ed Havlik                      3,807,865                     2,000

         There were no abstentions and no broker non-votes.

     (2)  The  amendment   and   restatement   of  the  Company's   Articles  of
          Incorporation was approved. There were 3,799,965 votes for, 5,100 votes withheld, 5,000 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

               3.1  Amended and Restated Articles of Incorporation
               27   Financial Data Schedule

     (b)  Reports on Form 8-K

               A Report on Form 8-K, dated June 21, 2000, reporting under Items 2, 5, and 7 was filed during the quarter ended August 31, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ENETPC, INC.


Dated:  October __, 2000                            By  /s/ Jonathan J. Bumba
                                                    ----------------------------
                                                     Jonathan J. Bumba
                                                     Its Chief Executive Officer