Form 10QSB
period 2000-11-30
ENETPC INC
filed 2001-01-16
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the quarterly period ended November 30, 2000.

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from      to
                              -----    -----

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            Minnesota                                      41-1427445
   ------------------------------                     -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)




6825 Shady Oak Road, Eden Prairie, Minnesota                 55344
---------------------------------------------          ------------------
(Address of principal executive offices)                  (ZIP Code)


Issuer's telephone number, including area code:          (952) 943-1598
                                                       ------------------


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the issuer's Common Stock outstanding at November 30, 2000 was 4,691,496 shares.



                                                      ENETPC, INC.

                                                    TABLE OF CONTENTS

                                                                                                             Page No.
                                                                                                            -----------
                                               Part I. Financial Information

Item 1.           Financial Statements

                  Balance Sheets as of November 30, 2000 (unaudited) and February 29, 2000                        3

                  Statements  of Operations  for Three Months and Nine Months Ended  November 30, 2000 and        4
                  1999 (unaudited)

                  Statements of Cash Flows for the Nine Months Ended November 30, 2000 and 1999                   5
                  (unaudited)
                  Notes to the Financial Statements (unaudited)                                                   6
Item 2.           Management's Discussion and Analysis                                                            8


                                                 Part II. Other Information

Item 1.           Legal Proceedings                                                                              11
Item 2.           Changes in Securities                                                                          11
Item 6.           Exhibits and Reports on Form 8-K                                                               11

Signature                                                                                                        12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  ENETPC, INC.

                                 BALANCE SHEETS

                                                      NOVEMBER 30    FEBRUARY 29
                                                         2000           2000
                                                      -----------    -----------
                                                       (Unaudited)

ASSETS
Current assets:
     Cash                                            $   419,150    $   496,486
     Accounts receivable, less allowance
         for doubtful accounts - $68,466
         at November 30, 2000 and
         $80,500 at February 29, 2000                  1,421,296        574,506
     Inventories                                         259,771        295,511
     Prepaid expenses                                     26,166         30,216
                                                     -----------    -----------
Total current assets                                   2,126,383      1,396,719

Property and equipment:
     Office equipment and furniture                      427,631        260,949
     Leasehold improvements                               37,270         37,270
     Production equipment                                 69,811         46,915
                                                     -----------    -----------
                                                         534,712        345,134
     Accumulated depreciation                           (280,746)      (222,656)
                                                     -----------    -----------
                                                         253,966        122,478

Goodwill                                                  17,981           --
                                                     -----------    -----------

Total assets                                         $ 2,398,330    $ 1,519,197
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Notes payable                                   $   636,836    $      --
     Accounts payable                                    146,303        239,329
     Accrued payroll and payroll taxes                     6,431         39,874
     Accrued liabilities                                   6,083         38,176
                                                     -----------    -----------
Total current liabilities                                795,653        317,379

Shareholders' equity:
     Common stock, $.01 par value
         Authorized shares - 20,000,000
         Issued and outstanding shares - 4,691,496
              at November 30, 2000 and 4,333,095
              at February 29, 2000                        46,915         43,331
     Additional paid-in capital                        4,694,607      3,069,049
     Deferred compensation                              (626,593)      (237,370)
     Accumulated deficit                              (2,512,252)    (1,673,192)
                                                     -----------    -----------
Total shareholders' equity                             1,602,677      1,201,818
                                                     -----------    -----------

Total liabilities and shareholders' equity           $ 2,398,330    $ 1,519,197
                                                     ===========    ===========

SEE ACCOMPANYING NOTES

                                            ENETPC, INC.

                                STATEMENTS OF OPERATIONS (UNAUDITED)



                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 NOVEMBER 30                     NOVEMBER 30
                                            2000            1999            2000           1999
                                            ----            ----            ----           ----

Sales                                  $  3,587,011    $  1,235,027    $ 10,167,654    $  3,350,049
Cost of sales                             3,453,961       1,008,678       9,423,602       2,750,616
                                       ------------    ------------    ------------    ------------
Gross profit                                133,050         226,349         744,052         599,433

Operating expenses:
     General and administrative             452,343         280,104       1,214,787         793,490
     Sales and marketing                     96,293           9,243         264,619          32,026
                                       ------------    ------------    ------------    ------------
                                            548,636         289,347       1,479,406         825,516
                                       ------------    ------------    ------------    ------------
Loss from operations                       (415,586)        (62,998)       (735,354)       (226,083)

Other income (expense):
     Interest income                          1,736             115           9,428           1,887
     Interest expense                        (8,009)         (4,995)        (52,868)         (7,219)
     Other income (expense)                 (25,319)         23,815         (60,264)         22,023
                                       ------------    ------------    ------------    ------------
                                            (31,592)         18,935        (103,704)         16,691
                                       ------------    ------------    ------------    ------------

Net loss                               $   (447,178)   $    (44,063)   $   (839,058)   $   (209,392)
                                       ============    ============    ============    ============

Net loss per common share - basic
     and diluted                       $      (0.10)   $      (0.01)   $      (0.19)   $      (0.05)
                                       ============    ============    ============    ============

Weighted average common shares
     outstanding - basic and diluted      4,691,496       3,928,095       4,510,397       3,928,095
                                       ============    ============    ============    ============

SEE ACCOMPANYING NOTES




                                     ENETPC, INC.

                         STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED NOVEMBER 30
                                                               2000           1999
                                                               ----           ----
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                   $  (839,058)   $  (209,392)
Adjustments to reconcile net loss to net cash used in
      operating activities:
            Depreciation and amortization                      218,867         57,363
            Changes in operating assets and liabilities:
                  Accounts receivable                         (846,790)        (9,076)
                  Inventories                                   35,740        182,134
                  Insurance receivable                            --          246,380
                  Deferred financing costs                        --           (5,000)
                  Prepaid expenses                               4,050           (437)
                  Goodwill                                     (17,981)          --
                  Accounts payable                             (93,026)      (342,070)
                  Accrued expenses                             (65,538)      (124,320)
                                                           -----------    -----------
Net cash used in operating activities                       (1,603,736)      (204,418)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           (189,578)        (6,849)
                                                           -----------    -----------
Net cash used in investing activities                         (189,578)        (6,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from notes payable                                900,000           --
Payments on  line of credit                                       --         (150,000)
Net proceeds from sale of stock                                179,142           --
Net proceeds from loans                                        636,836        357,104
                                                           -----------    -----------
Net cash provided by financing activities                    1,715,978        207,104

 Decrease in cash                                              (77,336)        (4,163)
Cash at beginning of period                                    496,486         73,191
                                                           -----------    -----------
Cash at end of period                                      $   419,151    $    69,028
                                                           ===========    ===========

Supplemental Information:
            Notes Payable converted to Common Stock        $   926,475

SEE ACCOMPANYING NOTES

                                  ENETPC, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of November 30, 2000 and for the three and nine months ended November 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ending February 28, 2001. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 29, 2000, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

Note 3.  NOTE PAYABLE

The Company's revolving lines of credit of $300,000 and $150,000 with a bank were not renewed. The Company entered into a new loan and security agreement with a financing institution in October, 2000 in the amount of $2,500,000 which allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4% (prime rate at November 30, 2000 is 9.5 %). Borrowings under this agreement are secured by the Company's assets and guaranteed by the majority shareholder. Borrowings totaled $636,836 at November 30, 2000.


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

The following table presents sales information by division:

                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                        NOVEMBER 30                NOVEMBER 30
                                   2000           1999        2000           1999
                                   ----           ----        ----           ----
NET SALES
---------
CyberStar(R)division            $   215,487   $   738,041   $ 1,129,703   $ 2,182,053
VAR division                        314,328       496,986       751,448     1,167,996
Virtual Distribution division     3,057,196          --       8,286,503          --
                                -----------   -----------   -----------   -----------

                                $ 3,587,011   $ 1,235,027   $10,167,654   $ 3,350,049
                                ===========   ===========   ===========   ===========



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

Under the terms of the Agreement, at closing, eNetpc issued 9,576 shares of eNetpc common stock in exchange for the stock of ITC. The four former shareholders of ITC, now employees of eNetpc, were also each granted options to purchase 25,000 shares of eNetpc common stock at $1.75 per share. The options become exercisable five years after their issuance and may become exercisable three years after their issuance, if certain performance criteria are met. Compensation expense of $550,000 will be amortized over the vesting period as a result of granting these options.

Note 7.  NOTES PAYABLE

In April and May 2000, the Company entered into various notes totaling $900,000. The notes bear interest at prime plus 4% and are due in April and May 2001. The notes are unsecured. In July 2000, $926,475 representing principal and interest, was converted to 308,825 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                              Three Months Ended   Nine Months Ended
                                  November 30         November 30

                                2000     1999      2000       1999
                                ----     ----      ----       ----

Sales                          100.0%    100.0%    100.0%    100.0%
Cost of sales                   96.3      81.7      92.7      82.1
                               -----     -----     -----     -----
Gross profit                     3.7      18.3       7.3      17.9
                               -----     -----     -----     -----

Operating expenses
General and administrative      12.6      22.7      11.9      23.7
Sales and marketing              2.7       0.7       2.6       0.9
                               -----     -----     -----     -----
                                15.3      23.4      14.5      24.6
                               -----     -----     -----     -----

Loss from operations           (11.6)     (5.1)     (7.2)     (6.7)

Other income (expense)          (0.9)      1.5      (1.0)      0.5
                               ------    -----     ------     -----

Net loss                       (12.5)%    (3.6)%    (8.2)%    (6.2)%
                               ======    ======    ======    ======


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

NET SALES. Net sales increased $2,351,984 or 190.4%, to $3,587,011 in the three months ended November 30, 2000 compared to $1,235,027 for the three months ended November 30, 1999. CyberStar (R) division sales decreased $522,554 to $215,487 in the third quarter of fiscal 2001 from $738,041 in the third quarter of fiscal 2000. VAR division sales decreased $182,658 to $314,328 in the third quarter of fiscal 2001 from $496,986 in the third quarter of fiscal 2000. Virtual Distribution division sales were $3,057,196 for the third quarter of fiscal 2001, the 2nd full quarter of its operations.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2001 was $133,050, or 3.7% of net sales, compared to $226,349, or 18.3% of net sales, in the prior year. The decrease in gross profit is due primarily to lower gross profit margins on sales in the Virtual Distribution division, which is becoming a larger percentage of the total overall volume. Intense downward market pressures on price in the traditional Cyberstar and VAR business units is the primary cause for the decrease in gross profit in these divisions. In addition, the Company made charges to cost of sales of $61,716, in the third quarter, primarily due to obsolete inventory recognition.

OPERATING EXPENSES. General and administrative expenses were $452,343, or 12.6% of net sales, in the third quarter of fiscal 2001 compared to $280,104, or 22.7% of net sales, in the third quarter of fiscal 2000. This increase is due primarily to the addition of the ITC organization, resulting in an increase in salary and other employee related expenses of $87,427, amortization of deferred option compensation of $61,679, and an increase of $69,088 in professional and consulting fees. Sales and marketing expenses increased by $87,050 due primarily to commissions paid on sales in the Virtual Distribution division.

The loss from operations increased by $352,588 to $(415,586) in the third quarter of fiscal 2001 from $(62,998) in fiscal 2000, reflecting an increase in operating expenses of $259,289 and a decrease in gross profits of $(93,299).

Interest expense increased by $3,014 to $8,009 in the third quarter of fiscal 2001 from $4,995 in fiscal 2000 due to increased borrowings on a bank line of credit and other short-term borrowings.

The Company incurred other expense of $(25,319) in the third quarter of fiscal 2001 as compared to the receipt of other income of $23,815 in fiscal 2000. This primarily results from adjustments from a prior year of $(22,661).

As a result of the foregoing factors, net loss increased by $403,115 to $(447,178) in the third quarter of fiscal 2001 from $(44,063) in fiscal 2000.

COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 30, 2000 AND 1999

NET SALES. Net sales increased by $6,817,605, or 203.5%, to $10,167,654 in the nine months ended November 30, 2000 compared to $3,350,049 for the nine months ended November 30, 1999. CyberStar (R) division sales decreased by $1,052,350, or 48.2%, to $1,129,703 in the nine months ended November 30, 2000 compared to $2,182,053 for the same period in fiscal 2000. VAR division sales decreased by $416,548, or 35.7%, to $751,448 in the nine months ended November 30, 2000 compared to $1,167,996 for the same period in fiscal 2000.

Virtual Distribution division sales were $8,286,503 for the nine months ended November 30, 2000. Virtual Distribution division sales were approximately 82% of total sales in the nine months ended November 30, 2000, while CyberStar (R) division sales accounted for approximately 11% and VAR division accounted for approximately 7%.

GROSS PROFIT. Gross profit for the nine months ended November 30, 2000 was $744,052, or 7.3% of net sales, compared to $599,433, or 17.9% of net sales in the prior year. The increase in gross profit dollars is due primarily to increased sales volume, while the decrease in the gross profit margin results from lower gross profit margins on sales in the Virtual Distribution division.

OPERATING EXPENSES. General and administrative expenses were $1,214,787, or 11.9% of net sales, for the nine months ended November 30, 2000 compared to $793,490, or 23.7% of net sales for the nine months ended November 30, 1999. This increase is due primarily to additional staff, resulting in an increase in salary and other employee related expenses of $256,791, and amortization of deferred option compensation of $181,337. Sales and marketing expenses increased by $232,593, due primarily to commissions paid on sales in the Virtual Distribution division.

The loss from operations increased by $509,271 to $(735,354) in the nine months ended November 30, 2000 from $(226,083) in fiscal 2000, reflecting an increase in operating expenses of $653,890 offset by an increase in gross profits of $144,619.

Interest expense increased by $45,649 to $52,868 in the nine months ended November 30, 2000 from $7,219 in fiscal 2000 due to increased borrowings on bank lines of credit and other short-term borrowings.

The Company incurred other expense of $(60,264) in the nine months ended November 30, 2000 as compared to receipt of $22,023 of other income in fiscal 2000, primarily due to increased bad debt expenses $(34,480) and adjustments from a prior year $(22,661).

As a result of the foregoing factors, net loss increased by $629,666 to $(839,058) in the nine months ended November 30, 2000 from $(209,392) in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30, 2000 was $419,150, a decrease of $77,336 from $496,486 at February 29, 2000. During the nine months ended November 30, 2000, net cash used in operating activities was $1,603,736 due primarily to the net loss of $839,058, an increase in accounts receivable of $846,790 and decreases in inventory of $35,740, accounts payable of $93,026 and accrued expenses of $65,538. The increase in accounts receivable is the result of increased sales. The reduction in accounts payable is due to shorter payment terms from vendors in the Company's Virtual Distribution division. During the six months ended November 30, 1999, net cash used by operations was $204,418, primarily due to the net operating loss.

Net cash used in investing activities in the nine months ended November 30, 2000 was $189,578 due to the purchases of equipment, computers and software development. Net cash used in investing activities for the nine months ended November 30, 1999 was $6,849 primarily due to the purchases of $15,058 of equipment and computers, offset by proceeds of $8,428 from the sale of equipment.

Net cash provided by financing activities of $1,715,978 in the nine months ended November 30, 2000 consisted of $900,000 from the proceeds of notes payable, $179,142 from the sale of common stock, and $636,836 borrowed under a receivables financing agreement. Net cash of $207,104 provided by financing activities for the nine months ended November 30, 1999 consisted of payments on outstanding borrowings under a revolving line of credit offset by proceeds from receivables financing.

The Company's revolving lines of credit of $300,000 and $150,000 with a bank were not renewed. The Company entered into a loan and security agreement in the amount of $2,500,000 which allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4% (prime rate at November 30, 2000 is 9.5 %). Borrowings under this agreement are secured by the Company's assets and guaranteed by the majority shareholder. Borrowings totaled $636,836 at November 30, 2000.

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

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

         In its Report on Form 10-KSB for the fiscal year ended February 29, 2000, the Company reported an action brought against the Company by Martin J. McIntyre. Initially Mr. McIntyre claimed he was entitled to $200,000 in commissions in connection with an agreement he had with the Company. In November 2000, Mr. McIntyre amended his claim to demand approximately $450,000. This matter was heard by an arbitration panel in December 2000. No decision has been rendered.

         There have been no further developments in the action involving Euler Solutions, Inc., reported in the Company's Report on Form 10-QSB for the quarter ended May 31, 2000.


Item 2.  Changes in Securities.

         On June 21, 2000, the Company issued an aggregate of 9,576 shares of its common stock to the four shareholders of International Trade Center, Inc. ("ITC"), in exchange for all of the outstanding stock of ITC. In addition, the four shareholders were each granted options to purchase 25,000 shares of the Company's common stock at $1.75 per share.

         On July 14, 2000, the Company converted promissory notes in the aggregate principal amount of $900,000, plus $26,475 in accrued interest, to 308,825 shares of its Common Stock.

         No underwriter or selling agent was used in connection with either of the above transactions. The exemption available under Section 4(2) of the Securities Act for sales not involving a public offering was relied upon in both instances.


Item 6.  Exhibits and Reports on Form 8-K

        (a)   Exhibits

              4  - Loan and Security  Agreement dated as of October 9, 2000, by and between Capital Business Credit and eNetpc, Inc.


         (b)  Reports on Form 8-K

              An amendment to Report on Form 8-K dated June 21, 2000, reporting under items 5 and 7, was filed on October 11, 2000.

                                    SIGNATURE
                                    ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ENETPC, INC.


Dated:  January  15, 2001                          By  /s/ Jonathan J. Bumba
                                                     ---------------------------
                                                     Jonathan J. Bumba
                                                     Its Chief Executive Officer