Form 10KSB
period 2001-02-28
ENETPC INC
filed 2001-05-30
CIK 1065598

Form 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the fiscal year ended: February 28, 2001


       |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to _____________



       Commission file number:  000-27225
                                ---------



                                  eNetpc, Inc.
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



                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:      $   13,289,314.
                                                              ---------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $6,097,000. based on shares held by non-affiliates as of May 25, 2001, and the closing sale price for said shares in the Nasdaq National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,690,000 shares of Common Stock, as of May 25, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 24, 2001 (the "Proxy Statement") is incorporated by referenced in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof. Such Proxy Statement is not filed herewith, but will be filed with the Commission not later than June 9 , 2001.

In addition, there are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I                                                                        1

Item 1.    Description of Business                                            1

Item 2.    Description of Property                                            7

Item 3.    Legal Proceedings                                                  7

Item 4.    Submission of Matters to a Vote of Security Holders                7

PART II                                                                       8

Item 5.    Market for the Common Equity and Related Stockholder Matters       8

Item 6.    Management's Discussion and Analysis or Plan of Operation          8

Item 7.    Financial Statements                                              10

Item 8.    Changes in and Disagreement with Accountants on Accounting and
               Financial Disclosure                                          11

PART III                                                                     12

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act             12

Item 10.  Executive Compensation                                             12

Item 11.  Security Ownership of Certain Beneficial Owners and Management     14

Item 12.  Certain Relationships and Related Transactions                     14

Item 13.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a VAR of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In August of 2000 the Company changed its name to eNetpc, Inc. Company headquarters are located at 6825 Shady Oak Road, Eden Prairie, Minnesota 55344, and its telephone and facsimile numbers are (952) 943-1598 and (952) 943-1599, respectively. The Company's Internet address is enetpc.com.

         eNetpc, Inc. is now an Application Service Provider (ASP) specializing in B2B software, e-commerce, and virtual distribution. eNetpc, Inc. is built on the belief that the Internet will be the standard method of virtual distribution. The Company's core strategy is to provide leading edge B2B software, with fulfillment, to complement the needs of just-in-time inventory. eNetpc's innovative eSelect(TM) software brings manufacturers, resellers and customers together.

         Through its .COM business unit, the Company currently provides eSelect
2.0 application software to Internet resellers enabling them to offer online configuration, delivery, and fulfillment on the Internet. (The Company has reorganized its business units at the end of fiscal year 2001 combining the Cyberstar and VAR and Virtual Distribution divisions, as described in Part II
ITEM 6, into one .COM business unit. The reorganization established the new business unit .NET to provide focus in fiscal year 2002.) The products, service and support are all outsourced to provide maximum value to the customer, and eNetpc does not inventory, assemble or directly support the products offered on eSelect 2.0 software, keeping overhead to a minimum. Current products offered on eSelect 2.0 include:

     o    Desktop Computers
     o    Notebook Computers
     o    FileServers
     o    Computer Peripherals
     o    Computer Services

         The Company is also an international virtual distributor of computer hardware, software and peripherals. With strategic supply partnerships spanning over five continents, the company distributes tier-one computer related products to and from the country's largest computer resellers.

         The .COM business unit is responsible for the majority, (90%) of the Company's sales.

         Through its .NET business unit, the Company developed its first application software, eSelect(TM). The Company runs the eSelect 2.0 application software through the .NET business unit as an Application Service Provider
(ASP), which is necessary to support the .COM business unit.

         With the growth and increasing complexity of e-commerce, and the general downsizing of IT departments, web site administrators need a solution to the problem of maintaining the Internet infrastructure behind their web servers. The Company fills the void by offering a complete assortment of hosting solutions, development and management. Systems (usually servers) are built to customer specifications using the Build-To Host application in eSelect 2.0 and are placed in eNetpc's "server farm". Customers use this service to take advantage of eNetpc's ASP services to host their business VPN, Intranet, or Extranet applications.


INDUSTRY OVERVIEW

         In recent years, the PC industry has undergone a fundamental shift in distribution processes and methods. Traditionally, manufacturers of branded products, such as IBM, manufactured computers and shipped them to distributors and dealers who, in turn, shipped them to dealers and end-users, respectively. End-users, under this distribution process, purchased systems from dealers in whatever format the original manufacturer provided. Consequently, limited opportunities existed for end-users to custom-configure their computer systems. Further, this method required dealers to stockpile considerable inventory levels, which often could not be sold out before an announced or expected change in technology. Thus, dealers were forced, in many cases, to sell obsolete systems. As a result, the traditional distribution method created inefficiencies and additional costs, as well as consumer dissatisfaction.

         While traditional distribution methods persist in certain parts of the computer industry, in particular in the retail segment, the trend is toward build-to-order and custom-configured computer systems. Dell and Gateway pioneered this shift when they began offering custom-built PC's to consumers primarily for home use. Today, many of the tier one manufacturers, such as IBM and Compaq, also use channel assembly methods. These manufacturers ship products that are not completely assembled to their distributors and rely on the distributor for final assembly and shipment. This distribution method provides only limited build-to-order benefits and does not provide the advantage of a direct contact person to whom the end-user may direct technical and support questions.

         Increasingly businesses have been developing electronic commerce sites in response to the increase in internet. Computer resellers are spending substantial time on the Internet conducting their business. The Company believes that as resellers and end-users become more comfortable with the Internet they will rely on it more and that this increased reliance will translate into a desire on the part of resellers to offer their various merchandise via electronic commerce.

         With the growth and increasing complexity of e-commerce, and the general downsizing of IT departments, web site administrators need a solution to the problem of maintaining the Internet infrastructure behind their web servers. The Company fills the void by offering a complete assortment of hosting solutions, development and management. Systems (usually servers) are built to customer specifications using the Build-To Host application in eSelect 2.0 and are placed in eNetpc's "server farm". Customers use this service to take advantage of eNetpc's ASP services to host their business VPN, Intranet, or Extranet applications.

COMPANY ORGANIZATION

         The Company currently operates two business units; .COM and .NET, both of which will be using the eSelect software to differentiate their products and services to potential customers.

 .COM

         The .COM business unit developed eSelectTM, a proprietary Internet-based development tool, to capitalize on two significant trends: e-commerce and the desire for custom-built, custom-configured computer systems. Through the software, customers have the ability to custom configure, price and order computer products directly on-line through their choice of internet reseller.

         Through its .COM business unit, the Company currently provides their eSelect 2.0 application software to Internet resellers enabling them to offer online PC configuration, delivery, and fulfillment on the Internet. The products, service and support are all outsourced to provide maximum value to the customer. eNetpc does not inventory, assemble or support the products offered on eSelect 2.0 software, keeping their overhead to a minimum.

         eSelectTM 2.0 is a complete e-commerce application designed to provide any web site the capability to sell any type of configurable or non-configurable product on the internet with the customizable build to order configurators. The configurator contains the appropriate sku's, model names and respective component choices to build, ship, invoice and track custom configured items of any type on the internet.

         The Company also designed the software to link eNetpc.com and eNetpc licensed web sites directly to the Company. eSelectTM 2.0 acts as an invisible window that will simultaneously route orders placed with individual customers to the Company, manufacturer and reseller for processing and fulfillment.

         The Company will continue to outsource the custom built products ordered through the eSelect software. While the Company will maintain proprietary rights in eSelect, the Company will provide the software to its customers for their use, through software licensing. The Company believes that eSelect will allow customers to meet their needs in a flexible and efficient manner, and in a manner that allows customers to provide cutting-edge technological choices without having to maintain significant inventory levels.

 .NET

         The .NET business unit provides web hosting and development, application software, server co-location, hardware implementation and complete storage solutions. The division targets its services to computer solution providers who require assistance to sell their products on the internet.

         Companies need development tools and application servers to build specific, internal applications. Companies often prefer buying software packages, as compared to developing an IS from scratch. In this case, the challenge is more in EAI (enterprise applications integration). Integrating new complementary applications is, for the most part, a job for the IS department.

         Besides providing EAI, the Company is an application service provider
(ASP). ASP's offer business solutions and applications that are available over the Internet. This presents an opportunity for the Company to continue focusing on its software development while increasing its revenues as an ASP.

         With the growth and increasing complexity of e-commerce, web site administrators need a solution to the problem of maintaining the Internet infrastructure behind their web servers. eNetpc can fill the void so customers can concentrate on their core business. eNetpc concentrates on ensuring maximum uptime for their customers' web servers and offers them the convenience of an ISP with the functionality of an ASP with a unique Build to Host Module.

         Systems (usually servers) are built to customer specifications using eNetpc and are placed in eNetpc's "server farm". Customers use this service to take advantage of eNetpc's ASP services to host their business VPN, Intranet, or Extranet applications.

         We believe application hosting will be the area of greatest expansion during the coming months. Our first opportunity as an ASP exists purely in the rollout of the present and future versions of eSelect. Future opportunities will become evident as the division expands. However, some prefabricated applications currently offered include:

     o    Web-site builder
     o    Online folder management/data storage
     o    Data sharing
     o    Projects management
     o    Statistical tracking

         Below is a partial list of application software products eNetpc uses for computer solution providers:

     o    Great Plains Dynamics & e-Enterprise
     o    Microsoft .NET software platform
     o    Microsoft 2000 products: SQL and Server
     o    iPSWITCH IMAIL Server and List Server
     o    Allaire Cold Fusion, Spectra, and J-Run
     o    Media House Software Inc. Statistics Server
     o    eNetpc's eSelect(TM)2.0



MAJOR CUSTOMERS

         The Company had three customers which represented 44% of sales in 2001 and one customer which represented 11% of sales in 2000. Accounts receivable from these customers was $448,005 and $10,128 at February 28, 2001 and February 29, 2000, respectively.


MANUFACTURING AND SUPPLIERS

         The Company's business model is one that will outsource the inventory and fulfillment of their products as much as possible. By outsourcing the inventory and fulfillment, the Company can focus on its sales and marketing strategies while spending far less time and overhead on the operational side of the business.

         The Company has signed a Contract Manufacturing Agreement with Tatung Company of America, Inc. to build desktop computers. Under terms of the agreement, Tatung will assemble desktop computers to the Company's specifications at their ISO certified manufacturing facility in Long Beach, CA. The contract manufacturing agreement with Tatung will give the Company a very high production capacity and the ability to sign license agreements with the largest computer resellers. Tatung was established in 1918 and stands out as Taiwan's number one manufacturer of electronics, home appliances, and industrial equipment. Tatung distributes more than 300 different products to over 100 countries throughout the world.

         The Company also has an agreement with Sceptre Technologies to build notebook computers from their facilities in the City of Industry, CA. Under terms of the agreement, Sceptre will source, inventory, assemble, and ship products to the Company's customers. Sceptre has consistently received prestigious industry awards on their notebook designs and performance, and manufactures products for several other Tier 1 computer manufacturers. Sceptre's parent company, Compal, is a publicly traded company in Taiwan with revenues in excess of 1.5 billion.

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

         Although all of the distribution channels are very competitive, the Company believes that no one has the expertise in all areas from innovation to implementation. The Company is basically creating a new distribution channel that enables them to distribute product virtually via the internet, by outsourcing as many of the company services as possible and selling the products with the eSelect software through the reseller. At the same time, the Company will leverage the high margin revenue stream through the .NET business unit as an ASP by offering turnkey internet services.


INTELLECTUAL PROPERTY

         eNetpc owns no patents, nor has it applied for any patents covering its products. The Company is subject to risks related to misappropriation of the proprietary technology upon which its software is being designed. While eNetpc believes that it is designing software to be secure, computer "hackers" are becoming increasingly sophisticated. Any misappropriation of the Company's technology could subject eNetpc to increased competition and the loss of its perceived advantage over other competitors.

         eNetpc owns the rights to the registered trademark "eNetpc" and "eSelect". The use of these marks is limited to products within the class of electronic and scientific apparatus. Any use of the mark by others on products in other classes may cause dilution of the mark and the goodwill created in the mark. eNetpc claims common law trademark rights in FilePro(TM) file server and CyberBook(TM) notebook.

SERVICE AND PRODUCT WARRANTY

         eNetpc provides resellers with access to its technical support line for answers to questions that require immediate attention. The Company maintains a data base of technical information that it can easily access in response to customer inquiries in order to provide quick and accurate answers to its dealers. The Company also provides file access for its resellers, featuring a secure Internet site equipped to provide access to up-to-date support and technical information. eNetpc also provides its resellers with current product information, including manuals, specifications and product change notifications.

         To support its customers, eNetpc contracts with Micro Warranty Services L.L.C. ("MWS") of Irving, Texas to provide on-site warranty service. End-users are provided with 24 hour, 7 days per week toll-free help desk support and an on-site repair program. The help desk and parts dispatch are handled by MWS through its toll-free service line, while parts are shipped via overnight service by eNetpc. Similar to tier one manufacturers, an authorized eNetpc reseller performs the repair work and is reimbursed for its services.

         eNetpc utilizes what it believes is an effective product tracking system which allows it to track product failure history from initial quality control testing to customer arrival and up to twelve months thereafter. Each eNetpc product is sold with a one-year warranty for the benefit of the end-user. The warranty can be upgraded to either a one- or three-year on-site warranty for a modest upgrade price.

GOVERNMENT REGULATION

         In the United States, the Federal Communications Commission (the "FCC") regulates the radio frequency emissions of computing equipment. The FCC has established two standards for computer products, Class A and Class B. Only Class B products may be sold for use in a residential environment. Both Class A and Class B products may be sold for use in a commercial environment. All of eNetpc's current desktop, notebook, workstation and network server systems are sold under the more restrictive Class B certification.

         eNetpc's business also is subject to regulation by various other federal and state governmental agencies. Such regulation includes the antitrust regulatory activities of the U.S. Federal Trade Commission and Department of Justice, the import/export regulatory activities of the U.S. Department of Commerce and the product safety regulatory activities of the U.S. Consumer Products Safety Commission.

         eNetpc also is required to obtain regulatory approvals in other countries prior to the sale or shipment of products. In certain jurisdictions, such requirements are more stringent than in the United States. Many developing nations are just beginning to establish safety, environmental and other regulatory requirements, which may vary greatly from U.S. requirements.

EMPLOYEES

         As of May 15, 2001, eNetpc had 12 employees, all of whom were full-time employees. None of these employees is represented by a union. eNetpc believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         eNetpc leases approximately 14,265 square feet of space used for offices, assembly, manufacturing and packaging at 6825 Shady Oak Road, Eden Prairie, Minnesota 55344 at a monthly rent of $10,700. This lease expires on April 30, 2001. On May 1, 2001, the Company downsized its space needs and renewed the existing lease for 5,700 square feet at a monthly rent of $4,489.

         The Company also leases approximately 2,860 square feet of space used for sales offices at 2227 South 48th Street, Suite A, Tempe, Arizona 85282 at a monthly rent of $2,574.

ITEM 3.  LEGAL PROCEEDINGS

         In June, 2000, eNetpc (then Cyberstar) commenced legal proceedings against Euler Solutions, Inc. alleging breach of contract, (Cyberstar Computer Corporation v. Euler Solutions, Inc., Court file No. CT 008191, in State of Minnesota, Hennepin county district Court), seeking refund of approximately $31,000.00 paid to Euler for custom computer software that was never completed. Euler has filed a counterclaim in the amount of approximately $90,000.00 plus interest and consequential damages of over $100,000.00 it claims is owed by eNetpc for computer consulting services provided by Euler.

         The parties have engaged in extensive discovery which is essentially completed. Mediation efforts were undertaken on May 14, 2001. Those efforts were unsuccessful.

         eNetpc has vigorously contested Euler's claims and the matter is now set for trial beginning on June 25, 2001.

         eNetpc is, from time to time, a party to litigation arising in the normal course of its business. eNetpc believes that none of these actions will have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

         eNetpc's Common Stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended February 29, 2000 and February 28, 2001.



       Fiscal Year 2000                    Low               High
       ----------------------------  -----------------  ---------------
       First Quarter                      $1.50             $1.50
       Second Quarter                      2.00              2.00
       Third Quarter                       1.25              3.625
       Fourth Quarter                      2.75              9.25


       Fiscal Year 2001                    Low               High
       ----------------------------  -----------------  ---------------
       First Quarter                      $7.20             $7.50
       Second Quarter                      5.83              5.97
       Third Quarter                       3.39              3.43
       Fourth Quarter                      1.82              1.91

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of April 14, 2001, there were approximately 207 record holders of the Company's Common Stock.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In fiscal year 2001, eNetpc, Inc. has three operating units, the CyberStar division, the VAR division, and the Virtual Distribution division. Revenues from CyberStar operations are generated through the sale of a wide range of computer systems and products, including personal computers, work stations and file servers, under the CyberStar and eNetpc brand names. The VAR division is an authorized reseller of products from Compaq, CyberStar, IBM, Hewlett-Packard and Apple, among others, as well as selling non-branded products. The Virtual Distribution division generates revenues from distributing tier-one computer related products to and from the country's largest computer resellers.

         eNetpc incurred net losses in both fiscal 2000 and 2001. In fiscal 2000, losses resulted from decreased sales that were partially offset by an increase in the gross profit margin and a decrease in operating expenses. In fiscal 2001, losses resulted from increased development costs, increased administrative costs associated with increased revenues, and downward market pressure on prices decreasing gross profit margin.

         In fiscal 2000, desired sales volumes were not realized. In response, staff levels were reduced and prices increased, widening the gross profit margin. eNetpc also began forming relationships with outside sales and marketing organizations to increase and expand sales volume.

         In fiscal 2001, sales volumes increased substantially through acquisition of International Trade Center, Inc. and operating expenses were added to further expand revenues. The global technology market decline resulted in a decrease in prices and a decrease in gross profit margin. The Company responded with reductions in operating expenses in the 4th quarter. The Company is planning to increase development of its e-commerce site engine and develop application service provider capability to improve gross profit margins.


RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

         Sales increased by 303%, or $8,896,246, to $13,289,314 in fiscal 2001 from $4,393,068 in fiscal 2000. This increase was primarily due to the acquisition of International Trade Center, Inc. now referred to as the Virtual Distribution division. In fiscal 2001 and 2000, CyberStar division sales accounted for 10%, or $1,312,461, and 65%, or $2,854,097, respectively, of total sales. Sales for the VAR division decreased by $593,016 to $945,955 in fiscal 2001 from $1,538,971 in fiscal 2000. Virtual Distribution division sales were $83% of total sales in fiscal 2001, or $11,030,898.

         Gross profit increased by 17%, or $133,495, to $903,983 in fiscal 2001 from $770,488 in fiscal 2000. Gross profit as a percentage of sales was 7% in fiscal 2001 as compared to 17% in fiscal 2000. The decrease in gross profit percentage was primarily due to the lower gross profit margins in the Virtual Distribution division.

         Selling, general and administrative expenses increased by 80%, or $993,486, to $2,238,925 in fiscal 2001 from $1,245,439 in fiscal 2000. This increase was primarily due to increases in employee related expenses $484,654, professional fees $139,617, deferred compensation $222,456, and all other expenses $146,759.

         The loss from operations increased by $859,991 to $(1,334,942) in fiscal 2001 from $(474,951) in fiscal 2000, reflecting both the increase in gross profit of $133,495 and the increase in operating expenses of $993,486.

         Interest expense increased by 317%, or $44,357, to $58,358 in fiscal 2001 from $14,001 in fiscal 2000 primarily as a result of increased rates of interest and increased average borrowings in fiscal 2001.

         As a result of the foregoing factors, net loss increased by $916,199 to $(1,383,372) in fiscal 2001 from $(467,173) in fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

         eNetpc's cash position at February 28, 2001 was $175,296, a decrease of $321,190 from $496,486 at February 29, 2000. During the twelve months ended February 28, 2001, net cash used in operating activities was $1,157,160 primarily due to the net loss of $1,383.372.

         Net cash from financing activities of $1,000,005 in the twelve months ended February 28, 2001 consisted primarily of net proceeds of $900,000 from stockholder notes payable and $100,005 from the sale of common stock.

         Net cash flows used in investing activities in the twelve months ended February 28, 2001 was $164,035 due to the purchases of property and equipment.

         The Company's revolving lines of credit of $300,000 and $150,000 with a bank were not renewed. The Company entered into a loan and security agreement in the amount of $2,500,000 which allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4% (prime rate at February 29, 2001 is 8.5 %). Borrowings under this agreement are secured by the Company's assets and guaranteed by the majority shareholder. As of February 28, 2001, there were no borrowings.

         Management believes that cash on hand together with funds available under the agreement noted above will be sufficient to satisfy fiscal 2002 operating requirements.


FORWARD-LOOKING INFORMATION

         Any statements contained herein related to future events are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based upon management's current expectations and judgments about future developments in eNetpc's business and may be affected by several factors, including, without limitation, the ability to respond to customer demands, the success of the e-commerce site, the ability to sell products at a profitable price, and other factors affecting the computer industry in general. Readers are cautioned not to place undue reliance on forward-looking statements. eNetpc undertakes no obligation to update any such statements to reflect actual events.


ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Reports.....................................18,19

         Financial Statements

             Balance Sheet...................................................20
             Statements of Operations........................................21
             Statements of Stockholder's Equity..............................22
             Statements of Cash Flows........................................23
             Notes to Financial Statements...................................24


ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE

         The information was previously reported on a Form 8-K filed with the SEC on March 23, 2001.

         (a)      Previous independent accountants.

         (i) On March 19th, 2001, the Company dismissed Ernst & Young LLP ("E&Y"), which had previously served as the Company's independent auditors.

         (ii) The reports of E&Y on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         (iii) The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent auditors on February 21, 2001.

         (iv) In connection with its audits for the 2000 and 1999 fiscal years and through March 23,2001, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreements in their report on the financial statements for such years.

         (v) During the 2000 and 1999 fiscal years and through March 23, 2001, there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

         (vi) The Company has requested that E&Y furnish it with a letter addressed to the Securities and Exchange Commission(the "Commission") stating whether or not it agrees with the above statements. A copy of such letter, dated March 23, 2001, was filed as Exhibit 16.1 to the Form 8-K filed on March 23, 2001.

         (b)  New independent accountants.

         On March 20, 2001, the Company engaged Virchow, Krause & Company, LLP ("Virchow") as its new independent accountants. Such engagement was approved by the Company's Audit Committee and Board of Directors on February 21, 2001. In the Company's two most recent fiscal years and any subsequent interim period to the date hereof, the Company has not consulted with Virchow regarding either:

         (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Virchow concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

         (ii) any matter that was either the subject of a "disagreement," as that term is defined in Item 304(a)(1)(iv)of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is certain information concerning each of the directors and executive officers of eNetpc.

---------------------- ------   -----------------------------------------------
Name                     Age    Position
---------------------- ------   -----------------------------------------------
Richard A. Pomije        46     Chairman, President, CEO & Secretary/Treasurer
---------------------- ------   -----------------------------------------------
James T. Greenfield      55     Director
---------------------- ------   -----------------------------------------------
Ed Havlik                58     Director
---------------------- ------   -----------------------------------------------


         RICHARD A. POMIJE has been with eNetpc since 1982 and has served as President, Secretary, Treasurer, and a director since 1996. He had previously served in such positions from 1983 through 1992. Mr. Pomije's primary responsibilities include overall strategic planning. Mr. Pomije holds a degree in Communication Technology, Audio Technology and Technical Services from Brown Institute. Mr. Pomije also received a First Class FCC license with radar endorsement.

         JAMES T. GREENFIELD became a director in December 1997. Mr. Greenfield had previously served as Secretary and Treasurer of eNetpc from 1992 to 1996. From 1982 through the present, Mr. Greenfield has served as the President of Stone Fabrics, Inc., a wholesaler of fabrics. Mr. Greenfield is the brother-in-law of Mr. Pomije.

         ED HAVLIK has been a director since February 1998. Since 1990,
Mr. Havlik has served as National Sales Manager for Panasonic Multimedia Division. Until 1994, Mr. Havlik also served as Western Regional Manager for Panasonic OAG.

         Directors are elected at the annual meeting of the shareholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Section 16 Beneficial Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under require the Company's officers, directors, and holders of 10% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission (the "Commission"). To the company's best knowledge, based solely on information provided by the reporting individuals, all of the reports required to be filed by these individuals were filed.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2001, February 29, 2000, and February 28, 19989 to the Chairman and to the Chief Executive Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2001.


                           Summary Compensation Table

-------------------------------  ----    ---------- ----------------
Name and Principal Position      Year      Salary     Other Annual
                                                     Compensation (1)
-------------------------------  ----    ---------- ----------------
Richard A. Pomije, Chairman      2001     $193,115
-------------------------------  ----    ---------- ----------------
                                 2000     $102,655       $18,751
-------------------------------  ----    ---------- ----------------
                                 1999     $ 69,615       $15,094
-------------------------------  ----    ---------- ----------------
Jonathan Bumba,
President & CEO (2)              2001     $107,701        None
-------------------------------  ----    ---------- ----------------

(1)      Automobile expenses.
(2)      Mr. Bumba resigned effective March 30, 2001.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Named Executive Officer during the 2001 fiscal year.

------------------------- -------------------------- --------------------------- ----------------- -------------------
                                                          Percent of Total
                              Number of Shares           Options Granted to
                             Underlying Options         Employees in Fiscal       Exercise Price
          Name                     Granted                      Year                ($/Share)       Expiration Date
------------------------- -------------------------- --------------------------- ----------------- -------------------
Richard A. Pomije                    --                          --                     --                 --
------------------------- -------------------------- --------------------------- ----------------- -------------------

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information relating to option exercises during fiscal year 2001 and the number and value of shares of Common Stock subject to options held by the Named Executive Officer as of February 28, 2001.

------------------------ ------------- ---------------- ------------------------------- ------------------------------

                            Shares                             Number of shares             Value of Unexercised
                         Acquired on                        Underlying Unexercised         In-the-Money Options at
                           Exercise    Value Realized     Options at Fiscal Year-End           Fiscal Year-End
         Name                                             Exercisable/Unexercisable       Exercisable/Unexercisable
------------------------ ------------- ---------------- ------------------------------- ------------------------------
Richard A. Pomije             --             --                       --                             --
------------------------ ------------- ---------------- ------------------------------- ------------------------------


DIRECTORS' COMPENSATION

         To date, eNetpc has not paid any cash compensation to its directors for their services as directors, but may pay fees to its outside directors when it becomes profitable.

         In November 2000, eNetpc issued options to purchase 20,000 shares of its common Stock to Ed Havlik as partial consideration for his service on the Board. Such shares were valued at $50,000 as of the date of issuance.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

         The following table sets forth certain information as of February 28, 2001 with respect to the number of shares of Common Stock beneficially owned by
(i) each person known by eNetpc to own beneficially 5% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 6825 Shady Oak Road, Eden Prairie, Minnesota 55344.


---------------------------------------- ----------------- ---------------------------------
Name of Beneficial Owner (1)             Number of shares  Percentage of Outstanding Shares
---------------------------------------- ----------------- ---------------------------------
Richard A. Pomije                           3,112,386                 66.3%
---------------------------------------- ----------------- ---------------------------------
James T. Greenfield                           100,000(2)               2.1
---------------------------------------- ----------------- ---------------------------------
Ed Havlik                                      25,000(3)               *
---------------------------------------- ----------------- ---------------------------------
All directors  and  executive  officers     3,237,386                 69.0
as a group (3 persons)
---------------------------------------- ----------------- ---------------------------------

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

(2) Includes 100,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

(3) Includes 20,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 1, 2000 the Company entered into a Stock Exchange Agreement (the "Agreement") with the shareholders of ITC, a global distributor of computer and computer related accessories, to acquire all of the issued and outstanding stock of ITC. All of the conditions required to close the transaction were completed June 21, 2000 and on that date the Company acquired all of the issued and outstanding stock of ITC.

         Under the terms of the Agreement, at closing, the Company issued shares of its common stock in exchange for the stock of ITC. The shareholders of ITC received an aggregate 9,576 shares of the Company's common stock. The four shareholders of ITC were also each granted options to purchase 25,000 shares of Company's common stock at $1.75 per share. The options become exercisable five years after their issuance and may become exercisable three years after their issuance, if certain performance criteria are met.

         Effective July 5, 2000, the Company announced that Jonathan J. Bumba has been elected President and Chief Executive Officer. Mr. Bumba joined the Company January 1, 2000. Prior to joining the Company, Mr. Bumba served as President and CEO of ITC since January 1999. Mr. Bumba was granted options to purchase 300,000 shares of the Company's Common Stock. The options become exercisable beginning in January 2001.

         On March 30, 2001, Mr. Bumba resigned as President and CEO of the Company and his options to purchase 300,000 shares of the Company's Common Stock were cancelled.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

2.1 Stock Exchange Agreement among the Shareholders of ITC and CyberStar Computer Corporation as of April 1, 2000. (1)

2.2      Form of Option Agreement for each of the four shareholders of ITC.(1)

99       Press Release dated June 21, 2000 announcing acquisition of ITC.(1)

(1)      Filed with Report on Form 8-K filed with the SEC on July 6, 2000.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended February 28, 2001.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CYBERSTAR COMPUTER CORPORATION

Dated:  May 30, 2001     By: /s/      Richard A. Pomije
                           -----------------------------------------------------
                           Richard A. Pomije, Chief Executive Officer
                           (Principal executive officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  May 30, 2001     By: /s/      Richard A. Pomije
                           -----------------------------------------------------
                           Richard A. Pomije, Director, Chief Executive Officer, Chief Financial Officer and President
                           (Principal executive officer)

Dated:  May 30, 2001     By: /s/      James T. Greenfield
                           -----------------------------------------------------
                           James T. Greenfield, Director

Dated:  May 30, 2001     By: /s/      Ed Havlik
                           -----------------------------------------------------
                           Ed Havlik, Director
                                  eNetpc, Inc.

                   (formerly: CyberStar Computer Corporation)


                                FINANCIAL REPORT

                     FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders eNetpc, Inc.


         We have audited the accompanying balance sheet of eNetpc, Inc. (formerly: CyberStar Computer Corporation), as of February 28, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of eNetpc, Inc. (formerly CyberStar Computer Corporation) for the year ended February 29, 2000 were audited by other auditors whose report dated April 14, 2000 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of eNetpc, Inc. as of February 28, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                              /s/ Virchow, Krause & Company, LLP




                                                  VIRCHOW, KRAUSE & COMPANY, LLP


Minneapolis, Minnesota
April 27, 2001

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Shareholders eNetpc, Inc.


         We have audited the accompanying balance sheet of eNetpc, Inc. (formerly: CyberStar Computer Corporation), as of February 29, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eNetpc, Inc. as of February 29, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young  LLP




                                                             ERNST & YOUNG,  LLP


Minneapolis, Minnesota
April 14, 2000



                                  eNetpc, Inc.
                   (formerly: CyberStar Computer Corporation)

                                 BALANCE SHEETS
                     February 28, 2001 and February 29, 2000


        ASSETS                                                             2001           2000
                                                                       -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                                          $   175,296    $   496,486
    Trade accounts receivable, less allowance for
        doubtful accounts 2001 $77,250; 2000 $80,500                       711,820        574,506
    Inventories                                                            164,743        295,511
    Prepaid expenses                                                        14,296         16,026
                                                                       -----------    -----------
             Total current assets                                        1,066,155      1,382,529

OTHER ASSETS                                                                31,575         14,190

PROPERTY AND EQUIPMENT                                                     221,665        122,478
                                                                       -----------    -----------

                                                                       $ 1,319,395    $ 1,519,197
                                                                       ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $   153,156    $   239,329
    Accrued payroll                                                         15,734         39,874
    Accrued liabilities                                                     30,461         38,176
                                                                       -----------    -----------
             Total current liabilities                                     199,351        317,379

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 20,000,000 shares authorized
        2001 4,691,496; 2000 4,333,095 shares issued and outstanding        46,915         43,331
    Additional paid-in capital                                           4,694,607      3,069,049
    Deferred compensation                                                 (564,914)      (237,370)
    Accumulated deficit                                                 (3,056,564)    (1,673,192)
                                                                       -----------    -----------
                                                                         1,120,044      1,201,818
                                                                       -----------    -----------

                                                                       $ 1,319,395    $ 1,519,197
                                                                       ===========    ===========



See Notes to Financial Statements.



                                  eNetpc, Inc.
                   (formerly: CyberStar Computer Corporation)

                            STATEMENTS OF OPERATIONS
               Years Ended February 28, 2001 and February 29, 2000


                                                              2001            2000
                                                          ------------    ------------
Revenues:
    Sales                                                 $ 13,289,314    $  4,393,068
    Cost of sales                                           12,385,331       3,622,580
                                                          ------------    ------------
             Gross profit                                      903,983         770,488

    Selling, general and administrative expenses             2,238,925       1,245,439
                                                          ------------    ------------

             Operating loss                                 (1,334,942)       (474,951)

Other income (expense):
    Interest and other income                                    9,928          21,779
    Interest expense                                           (58,358)        (14,001)
                                                          ------------    ------------
                                                               (48,430)          7,778
                                                          ------------    ------------

             Net loss                                     $ (1,383,372)   $   (467,173)
                                                          ============    ============


Basic and diluted loss per share                          $       (.30)   $       (.12)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted      4,571,090       3,964,300
                                                          ============    ============



See Notes to Financial Statements.


                                       21



                                                         eNetpc, Inc.
                                          (formerly: CyberStar Computer Corporation)

                                              STATEMENTS OF STOCKHOLDERS' EQUITY
                                     Years Ended February 28, 2001 and February 29, 2000



                                                              Common Stock      Additional
                                                        ----------------------   Paid-In      Deferred     Accumulated
                                                          Shares      Amount     Capital    Compensation     Deficit       Total
                                                        ----------  ---------- -----------  ------------   -----------  -----------
Balance February 28, 1999                                3,928,095  $   39,281 $ 1,901,029   $      --     $(1,206,019) $   734,291
   Issuance of common stock, net of offering costs         400,000       4,000     893,070          --            --        897,070
   Issuance of common stock for services performed           5,000          50      12,450          --            --         12,500
   Deferred compensation related to stock option grants       --          --       262,500      (262,500)         --           --
   Amortization of deferred compensation                      --          --          --          25,130          --         25,130
   Net loss                                                   --          --          --            --        (467,173)    (467,173)
                                                        ----------  ---------- -----------   -----------   -----------  -----------

Balance, February 29, 2000                               4,333,095      43,331   3,069,049      (237,370)   (1,673,192)   1,201,818
   Purchase of ITC                                           9,576          96      52,567          --            --         52,663
   Issuance of common stock, net of offering costs          40,000         400      99,605          --            --        100,005
   Conversion of debt to common stock                      308,825       3,088     923,386          --            --        926,474
   Deferred compensation related to stock option grants       --          --       550,000      (550,000)         --           --
   Amortization of deferred compensation                      --          --          --         222,456          --        222,456
   Net loss                                                   --          --          --            --      (1,383,372)  (1,383,372)
                                                        ----------  ---------- -----------   -----------   -----------  -----------

Balance, February 28, 2001                               4,691,496  $   46,915 $ 4,694,607   $  (564,914)  $(3,056,564) $ 1,120,044
                                                        ==========  ========== ===========   ===========   ===========  ===========


See Notes to Financial Statements.



                                                    eNetpc, Inc.
                                     (formerly: CyberStar Computer Corporation)

                                              STATEMENTS OF CASH FLOWS
                                Years Ended February 28, 2001 and February 29, 2000


                                                                                             2001              2000
                                                                                        --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $   (1,383,372)   $     (467,173)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                                           100,126            88,668
       Stock compensation expense                                                              222,456            37,630
        Accrued interest converted to common stock                                              26,474             -
       (Increase) decrease in trade accounts receivable                                       (137,314)          118,984
       (Increase) decrease in insurance receivable                                               -               246,380
       (Increase) decrease in inventories                                                      130,768           167,792
       (Increase) decrease in deferred financing costs                                           -                25,000
       (Increase) decrease in prepaid expenses                                                   1,730           (14,536)
       Increase (decrease) in accounts payable                                                 (86,173)         (407,823)
       Increase (decrease) in accrued liabilities                                              (31,855)          (82,093)
                                                                                        --------------    --------------
        Net cash used in operating activities                                               (1,157,160)         (287,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                        (164,035)          (36,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from notes payable, stockholder                                               900,000             -
    Net proceeds from sale of common stock                                                     100,005           897,070
    Net payments on line of credit                                                               -              (150,000)
                                                                                        --------------    --------------
        Net cash provided by financing activities                                            1,000,005           747,070

        Increase (decrease) in cash and cash equivalents                                      (321,190)          423,295

Cash and cash equivalents:
    Beginning                                                                                  496,486            73,191
                                                                                        --------------    --------------

    Ending                                                                              $      175,296    $      496,486
                                                                                        ==============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                                          $       31,884    $       14,001
                                                                                        ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Deferred compensation related to stock options grants                               $      550,000    $      262,500
                                                                                        ==============    ==============

    Note payable, stockholder and accrued interest converted to common stock            $      926,474
                                                                                        ==============

    Stock issued for purchase of ITC                                                    $       52,663
                                                                                        ==============


    See Notes to Financial Statements.


                                  eNetpc, Inc.
                   (formerly: CyberStar Computer Corporation)

                          NOTES TO FINANCIAL STATEMENTS
               Years Ended February 28, 2001 and February 29, 2000



Note 1.       Nature of Business and Summary of Significant Accounting Policies:

              Nature of business:

              The Company currently has three operating divisions, CyberStar, VAR and Virtual Distribution (formerly ITC). The CyberStar Division manufactures and markets a line of microcomputers, including personal computers, workstations and file servers under the CyberStar brand name. The VAR Division currently is an authorized reseller of products from Compaq, IBM, Digital Equipment and Hewlett-Packard, among others. The Virtual Distribution division distributes tier-one computer hardware software and peripherals to large computer resellers and operates from an office in Arizona.

              Purchase of division:

              On April 1, 2000, the Company entered into a stock exchange agreement with the stockholders of International Trade Center, Inc. (ITC) to acquire the stock of ITC. The Company issued 9,576 shares of stock for the purchase. Operations of ITC are included in the Company's results of operations from the date of acquisition. For the year ended February 29, 2000, unaudited pro forma results of the Company, as if the acquisition had taken place at the beginning of fiscal 2000, are as follows: net sales of $26,400,000, net loss of $(120,000) and net loss per share of $(.03).

              A summary of the Company's significant accounting policies follows:

              Cash and cash equivalents:

              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash on deposit in excess of FDIC and similar insurance coverages is subject to the usual banking risks of funds in excess of those limits.

              Property and equipment:

              Property and equipment are stated at cost. Depreciation is provided using accelerated methods over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or estimated useful lives on a straight-line basis.

              Software costs:

              Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. At February 28, 2001, unamortized software development costs were $95,758, net of accumulated amortization of $26,599 and are included in property and equipment.

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):

              Goodwill:

              The Company has classified a portion of the purchase of ITC as goodwill. Goodwill is being amortized over ten years and amortization expense for the year ended February 28, 2001 was $1,217.

              In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. At this time, the Company believes that no significant impairment of long-lived assets has occurred and that no reduction of the estimated useful lives of such assets is warranted.

              Inventories:

              Inventories consist principally of purchased components and are valued at the lower of cost or market (first-in, first-out method).

              Income taxes:

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

              Stock-based employee compensation:

              The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

              The Company has elected to follow the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the Company made pro forma disclosures of what net loss would have been had the provisions of Statement 123 been applied to the Company's stock options.

              Advertising:

              The Company expenses advertising costs as they are incurred. Advertising costs were $8,900 and $8,025 for 2001 and 2000, respectively.

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):

              Revenue recognition:

              The Company recognizes sales when the products are shipped. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

              Net loss per share:

              Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants, when dilutive.

              Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the years ended February 28, 2001 and February 29, 2000 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

              Credit risk and allowance for doubtful accounts:

              The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

              Carrying value of financial instruments:

              The carrying value of the Company's financial instruments approximates fair value at February 28, 2001 and February 29, 2000.

              Recently issued accounting pronouncement:

              Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

              Estimates and assumptions:

              The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include the lives of patent rights and equipment and the valuation of stock issued. Actual results could differ from these estimates.

Note 1. Nature of Business and Summary of Significant Accounting Policies (Continued):

              Reclassifications:

              Certain reclassifications have been made to the 2000 financial statements to conform to the classifications used in 2001. Such reclassifications had no effect on net loss or stockholders' equity.


Note 2.       Property and Equipment:



                                                                        2001                 2000
                                                                   --------------       --------------
                 Office equipment and furniture                    $      459,045       $      260,949
                 Leasehold improvements                                    37,270               37,270
                 Production equipment                                      46,915               46,915
                                                                   --------------       --------------
                                                                          543,230              345,134
                 Less accumulated depreciation and amortization           321,565              222,656
                                                                   --------------       --------------
                                                                   $      221,665       $      122,478
                                                                   ==============       ==============


Note 3.       Other Assets:



                                                                       2001                 2000
                                                                  --------------       --------------
                 Goodwill                                         $       18,602       $        -
                 Less accumulated amortization                            (1,217)               -
                 Deposits                                                 14,190               14,190
                                                                  --------------       --------------
                                                                  $       31,575       $       14,190
                                                                  ==============       ==============

Note 4.       Loan Agreement:

              The Company entered into a loan and security agreement with a financing institution in October 2000 in the amount of $2,500,000 which allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4%. Borrowings under this agreement are collateralized by the Company's assets and guaranteed by the majority stockholder. There were no borrowings at February 28, 2001 under this agreement.


Note 5.       Income Taxes:

              At February 28, 2001, the Company had net operating loss carryforwards of approximately $2,600,000. The net operating loss carryforwards are available to offset future taxable income through 2020 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. Significant components of the Company's deferred tax assets are as follows:

                                                                         2001              2000
                                                                    --------------    --------------
                 Deferred tax assets:
                    Net operating loss carryforwards                $    1,050,000    $      579,400
                    Deferred compensation                                   90,000             -
                    Other                                                   40,000            29,600
                                                                    --------------    --------------
                 Deferred tax assets before valuation allowance          1,180,000           609,000
                 Valuation allowance                                    (1,180,000)         (609,000)
                                                                    --------------    --------------
                 Net deferred tax assets                            $        -        $        -
                                                                    ==============    ==============

Note 6.       Stockholders' Equity:

              Warrants:

              In 1998, the Company issued 50,000 warrants to purchase common stock in connection with a sale of Company stock. The warrants carry an exercise price of $2.20 per share and expire in April 2003.

              In January 2000, the Company sold 400,000 shares of common stock at $2.50 per share from which the Company received $897,070, net of offering costs. Each share purchased has an accompanying warrant to purchase one share of common stock at a price of $7.50 per share which becomes exercisable in February 2001 and expires four years thereafter. In connection with the sale of shares, the Company issued 30,000 warrants to the selling agent, which have an exercise price of $3.00. The selling agent may receive an additional 30,000 five-year warrants with an exercise price of $9.00, based on the number of companion warrants issued.

              Stock options:

              The Company has a stock option plan that includes both incentive and non-statutory stock options granted to directors, officers, employees and consultants of the Company. The maximum number of shares of Common Stock reserved for issuance is 1,000,000 shares under the 1996 Stock Option Plan. Option activity is summarized as follows:

                                                         Stock Option Plan
                                                     -------------------------                                 Weighted
                                                       Shares                                                   Average
                                                      Available                                                Exercise
                                                         for         Options       Non-Plan       Options        Price
                                                        Grant      Outstanding      Options     Outstanding    Per Share
                                                     -----------   -----------   -----------   ------------  -------------
                 Balance at February 28, 1999            661,316       338,684         -           338,684   $     1.86
                    Options granted                     (173,000)      173,000       300,000       473,000         2.36
                    Options canceled                      81,500       (81,500)        -           (81,500)        1.85
                                                     -----------   -----------   -----------   -----------
                 Balance at February 29, 2000            569,816       430,184       300,000       730,184         2.19
                    Options granted                      (20,000)       20,000       192,004       212,004         2.69
                    Options canceled                       -             -             -             -              -
                                                     -----------   -----------   -----------   -----------
                 Balance at February 28, 2001            549,816       450,184       492,004       942,188   $     2.30
                                                     ===========   ===========   ===========   ===========

              The Company had 493,184 exercisable options at February 28, 2001 with a weighted average exercise price of $2.12. Exercise prices for options outstanding ranged from $1.75 to $3.75.

              The Company has elected to following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25", and related Interpretations in accounting for its employee stock options, because as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

              Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.5% in 2001 and 2000 and a weighted average expected life of the option of four years in 2000 and 2001.

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

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                        2001               2000
                                                                   --------------     --------------
                 Pro forma net loss                                $   (2,060,576)    $     (731,689)

                 Basic and dilutive pro forma net loss per share   $         (.45)     $        (.18)

              In January 2000, the Company granted 300,000 options to an employee of the Company at an exercise price below the fair market value of the common stock. As a result, the Company has recorded deferred compensation expense of $262,500. The options vest over a five-year period; however, the vesting can be accelerated if certain performance goals are obtained. The Company believes it is more likely than not that the performance goals will be achieved and as a result is amortizing the compensation expense over the performance period. During the year ended February 28, 2001 and February 29, 2000, the Company recognized $136,720 and $25,130, respectively, of compensation expense related to these options.

              As part of the purchase of ITC, the Company granted options to employees to purchase 100,000 shares of stock at $1.75 per share. The options become exercisable five years after their issuance and may become exercisable three years after their issuance if certain performance criteria are met. Deferred compensation expense of $550,000 was recorded and the Company recognized $85,736 of compensation expense in 2001 related to these options.


Note 7.       Segment Data:

              The Company has one reportable segment, computer systems and products. This segment, which is comprised of the CyberStar, VAR and Virtual Distribution divisions, distributes branded and proprietary computer systems, software and peripheral equipment. Sales information by division is as follows:

                                                          Year Ended
                                                ------------------------------
                                                February 28,      February29,
                                                     2001            2000
                                                --------------  --------------
                                                Net sales:
                 CyberStar division             $    1,312,461  $    2,854,097
                 VAR division                          945,955       1,538,971
                 Virtual Distribution division      11,030,898           -
                                                --------------  --------------
                                                $   13,289,314  $    4,393,068
                                                ==============  ==============

Note 8.       Commitments and Contingencies:

              The Company leases office space in Minnesota and Arizona and also two vehicles under operating leases that expire at various times through February 2004.

              The following is a schedule, by year, of future minimum rental payments as of February 28, 2001:

                               Office
                                Space          Vehicles            Total
                           --------------   --------------    --------------
                    2002   $       53,870   $       17,300    $       71,170
                    2003           32,950           17,300            50,250
                    2004           22,650           12,300            34,950
                           --------------   --------------    --------------
                           $      109,470   $       46,900    $      156,370
                           ==============   ==============    ==============

              The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


Note 9.       Major Customers:

              The Company had three customers which represented 44% of sales in 2001 and one customer which represented 11% of sales in 2000. Accounts receivable from these customers was $448,005 and $10,128 at February 28, 2001 and February 29, 2000, respectively.


Note 10.      Subsequent Events:

              The Company issued 9,000 warrants to purchase common stock with an exercise price of $2.00 in March 2001.

              In March 2001, the Company terminated the employment of certain employees which thereby caused the cancellation of 350,000 stock options. As a result, the Company will record income of approximately $200,000.