Form 10QSB
period 2001-05-31
ENETPC INC
filed 2001-07-11
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934


For the quarterly period ended May 31, 2001.



     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from ______________________ to ____________________



Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                     41-1427445
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6825 Shady Oak Road, Eden Prairie, Minnesota                      55344
--------------------------------------------           -------------------------
(Address of principal executive offices)                       (ZIP Code)

Issuer's telephone number, including area code:              (952) 943-1598
                                                       -------------------------


--------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---    ---

     The number of shares of the issuer's Common Stock outstanding at May 31, 2001 was 4,691,496 shares.



                                             ENETPC, INC.

                                           TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                  -----------
                                     Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of May 31, 2001 (unaudited) and February 28, 2001                          3

           Statements of Operations for Three Months Ended May 31, 2001 and 2000 (unaudited)            4

           Statements of Cash Flows for the Three Months Ended May 31, 2001 and 2000 (unaudited)        5

           Notes to the Financial Statements (unaudited)                                                6

Item 2.    Management's Discussion and Analysis                                                         7



                                      Part II. Other Information

Item 1.    Legal Proceedings                                                                            9

Signature                                                                                              10







                                            eNETPC, INC.
                                           BALANCE SHEETS


                                                                            MAY 31      FEBRUARY 28
                                                                             2001           2001
                                                                         -----------    -----------
ASSETS                                                                   (Unaudited)
Current assets:
        Cash                                                             $    91,601    $   175,296
        Accounts receivable, less allowance
        for doubtful accounts - $77,248 at May 31,
        2001 and $77,250 at February 28, 2001                              1,014,480        711,820
        Inventories                                                          183,057        164,743
        Prepaid expenses                                                      39,125         14,296
                                                                         -----------    -----------
Total current assets                                                       1,328,263      1,066,155

Property and equipment:
        Office equipment and furniture                                       479,176        445,053
        Leasehold improvements                                                37,271         37,271
        Production equipment                                                  60,999         60,904
                                                                         -----------    -----------
                                                                             577,445        543,228
        Accumulated depreciation                                            (344,635)      (321,563)
                                                                         -----------    -----------
                                                                             232,810        221,665
Other assets                                                                  31,114         31,575
                                                                         -----------    -----------
Total assets                                                             $ 1,592,187    $ 1,319,395
                                                                         ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                       75,480        153,156
       Accrued payroll and payroll taxes                                      16,140         15,734
       Accrued liabilities                                                   553,884         30,461
                                                                         -----------    -----------
Total current liabilities                                                    645,505        199,351
Shareholders' equity:
         Common stock, $.01 par value, authorized shares - 20,000,000
             Issued and outstanding shares - 4,691,496 at May 31, 2001
             and at February 28, 2001                                         46,915         46,915
         Additional paid-in capital                                        4,112,831      4,694,607
         Deferred compensation                                              (173,777)      (564,914)
         Accumulated deficit                                              (3,039,286)    (3,056,564)
                                                                         -----------    -----------
Total shareholders' equity                                                   946,683      1,120,044
                                                                         -----------    -----------
Total liabilities and shareholders' equity                               $ 1,592,187    $ 1,319,395
                                                                         ===========    ===========







                                  eNETPC, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)




                                                 THREE MONTHS ENDED
                                                        MAY 31
                                          2001                       2000
                                     ---------------            ----------------

Sales                                $    2,616,655             $     3,257,421
Cost of Sales                             2,358,626                   3,074,055
                                     ---------------            ----------------
      Total Gross Profit                    258,029                     183,366

Operating expenses:
      General and administrative             92,796                     354,804
      Sales and marketing                   121,776                       7,811
                                     ---------------            ----------------
                                            214,572                     362,615
                                     ---------------            ----------------
Profit or (loss) from operations             43,457                    (179,249)

Other income (expense):
      Interest income                            60                       2,857
      Interest expense                      (19,084)                     (5,712)
      Other income (expense)                 (7,155)                     (1,724)
                                     ---------------            ----------------
                                            (26,179)                     (4,579)
                                     ---------------            ----------------

Net income (loss)                            17,278                    (183,830)
                                     ===============            ================


Net loss per common share - basic
      and diluted                          ---                            (0.04)

Weighted average common shares
      outstanding - basic and diluted     4,691,496                   4,333,095

SEE ACCOMPANYING NOTES




                                             eNETPC, INC.
                                 STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                         THREE MONTHS ENDED
                                                                MAY 31
                                                                 2001                        2000
                                                            --------------              ----------------
 CASH FLOWS USED IN OPERATING ACTIVITIES
 Net profit (loss)                                          $      17,278               $      (183,828)
 Adjustments to reconcile net profit (loss) to net cash
      used in operating activities:
           Depreciation and amortization                           23,072                        19,121
           Amortization of deferred compensation                 (190,639)                       34,179
           Changes in operating assets and liabilities:
                         Accounts Receivable                     (302,660)                   (1,028,818)
                         Inventories                              (18,314)                        4,903
                         Prepaid expenses                         (24,368)                     (232,385)
                         Accounts payable                         (77,676)                       43,809
                         Accrued expenses                         523,829                       (25,569)
                                                            --------------              ----------------
 Net cash provided by (used in) operating activities              (49,478)                   (1,368,588)

 CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchases of property and equipment                              (34,217)                      (76,584)
                                                            --------------              ----------------
 Net cash provided (used in) investing activities                 (34,217)                      (76,584)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds from (payments on) line of credit                                                 300,000
 Net proceeds from notes payable                                                                976,550
                                                            --------------              ----------------
 Net cash provided by (used in) financing activities                    -                     1,276,550

 Decrease in cash                                                 (83,695)                     (168,622)
 Cash at beginning of period                                      175,296                       496,486
                                                            --------------              ----------------
 Cash at end of period                                      $      91,601               $       327,864
                                                            ==============              ================


 Supplemental information:
          Cash paid during the period for interest          $      19,084               $         5,712


 SEE ACCOMPANYING NOTES




                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of May 31, 2001 and for the three months ended May 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2001, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

Note 3.  NOTE PAYABLE

The Company entered into a new loan and security agreement with a financing institution in October, 2000 in the amount of $2,500,000 which allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4% (prime rate at May 31, 2001 was 7.0%). Borrowings under this agreement are secured by the Company's assets and guaranteed by the majority shareholder. Borrowings totaled $517,322 at May 31, 2001.


Note 4.  SEGMENT AND GEOGRAPHIC DATA

The Company  reorganized into two reportable  segments  effective March 1, 2001,
 .COM and .Net.  The .COM  segment,  which is comprised of the eSelect  (formerly
CyberStar),   VAR  and  Virtual  Distribution  (formerly  ITC)  business  units, distributes branded and proprietary computer systems and peripheral equipment. eSelect distributes its products throughout the United States. The VAR business unit sells its products through resellers. The Virtual Distribution business unit was started in April 2000 and distributes domestically and internationally
tier-one  computer   hardware,   software  and  peripherals  to  large  computer
resellers.  The  .NET  segment  is  comprised  of the ASP  (Application  Service
Provider) business unit which was started on March 1, 2001 to provide application and data server services, web site hosting and development, and e-commerce solutions.

The following table presents sales information by business unit:

                                                   THREE MONTHS ENDED
                                                         May 31

                                               2001                  2000
                                           ------------          -----------
NET SALES

eSelect business unit                      $    255,963          $   479,602
VAR business unit                                86,547              264,694
Virtual Distribution business unit            2,262,669            2,513,125
ASP business unit                                11,476                  -0-
                                           ------------          -----------
                                           $  2,616,655          $ 3,257,421
                                           ============          ===========

Note 5. NET INCOME (LOSS) PER COMMON SHARE

Basic net income  (loss) per share is  computed  based on the  weighted  average number of common  shares  outstanding  during  each  period.  Diluted net income
(loss) per share includes the incremental shares assumed issued on the exercise of stock options. Basic and diluted net income (loss) per share are equal because the effect of the outstanding stock options and warrants is antidilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                                  Three Months Ended
                                                        May 31

                                                 2001            2000
                                               --------        --------

Sales                                            100.0%          100.0%
Cost of sales                                     90.0            94.4
                                               --------        --------
Gross profit                                      10.0             5.6
                                               --------        --------

Operating expenses
General and administrative                         3.5            10.9
Sales and marketing                                4.7             0.2
                                               --------        --------
                                                   8.2            11.1
                                               --------        --------

Income (loss) from operations                      1.7            (5.5)
Other income (expense)                            (1.0)           (0.1)
                                               --------        --------

Net income (loss)                                  0.7%           (5.6)%
                                               ========        =========

COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2000 AND 2001

NET SALES. Net sales decreased $640,766 or 19.7%, to $2,616,655 in the three months ended May 31, 2001 compared to $3,257,421 for the three months ended May 31, 2000. eSelect business unit sales decreased $223,639 to $255,963 in the first quarter of fiscal 2002 from $479,602 in the first quarter of fiscal 2001. VAR business unit sales decreased $178,147 to $86,547 in the first quarter of fiscal 2002 from $264,694 in the first quarter of fiscal 2001. Virtual
Distribution business unit sales decreased $250,456 or 10.0%, to $2,262,669 in the three months ended May 31, 2001 compared to $2,513,125 for the three months ended May 31, 2000. Net Sales in the ASP business unit were $11,476 in the three months ended May 31, 2001, the first full quarter of this business unit operation. The decrease in all business unit sales is primarily due to the global economic downturn in the computer industry.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2002 was $258,029, or 9.9% of net sales, compared to $183,366, or 5.6% of net sales, in the prior year. The increase in gross profit is due primarily to higher gross profit margins on sales in the Virtual Distribution and the ASP business units. Gross profits decreased in the VAR business unit by $43,473 primarily due to lower sales.

OPERATING EXPENSES. General and administrative expenses were $92,796, or 3.5% of net sales, in the first quarter of fiscal 2002 compared to $354,804, or 10.9% of net sales, in the first quarter of fiscal 2001. This decrease is due primarily to the reversal of deferred compensation expenses related to an employee who left the Company without exercising the available common stock options, $190,639, and other reductions in general operating expenses. Sales and marketing expenses increased by $113,965 due primarily to three full months of expenses in the Virtual Distribution business unit in the first quarter of fiscal 2002 compared to minimal expenses in the first quarter of fiscal 2001, its first quarter of operations.

Income from operations increased by $222,706 to $43,457 in the first quarter of fiscal 2002 from a loss of $(179,249) in fiscal 2001, reflecting the increase in gross profit and decrease in operating expenses.

Interest expense increased by $13,372 to $19,084 in the first quarter of fiscal 2002 from $5,712 in fiscal 2001 due to increased borrowings on a receivables financing agreement, and increased credit card processing fees related to increased sales over the internet.

The Company incurred other expense of $(7,155) in the first quarter of fiscal 2002 as compared to $1,724 in fiscal 2001. This primarily results from balance sheet adjustments $(6,000).

As a result of the foregoing factors, net income increased by $201,108 to $17,278 in the first quarter of fiscal 2002 from a loss of $(183,830) in fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at May 31, 2001 was $91,601, a decrease of $83,695 from $175,296 at February 28, 2001. During the three months ended May 31, 2001, net cash used in operating activities was $49,478 due primarily to the net profit from operations of $17,278, and the increase in depreciation expense of $23,072, offset by the increase in accounts receivable of $302,660, the decrease in amortization of deferred compensation $190,639, the increase in inventories of $18,314, the increase in prepaid expenses of $24,368, and the increase in accounts payable and accrued expenses $446,153. The increase in accounts receivable is the result of high sales in the last 2 months of the quarter ending May 31, 2001. The decrease in amortization of deferred compensation is due to the reversal of prior expenses for amortization of deferred compensation. The increase in accounts payable and accrued expenses is primarily due to increased short term borrowings on the financing agreement.

Net cash used in investing activities in the three months ended May 31, 2001 was $34,217 due to the purchases of equipment, computers and software development as compared to the net cash used in investing activities for the three months ended May 31, 2000 of $76,584 also due to the purchases of equipment and computers.

Net cash provided by financing activities in the three months ended May 31, 2001 was zero. Net cash of $1,276,550 provided by financing activities for the three months ended May 31, 2000 consisted of $300,000 borrowed under a revolving line of credit, $900,000 borrowed from a private investor, and borrowings on receivables of $76,500.

The Company's loan and security agreement in the amount of $2,500,000 allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4% (prime rate at May 31, 2001 is 7.0%). Borrowings under this agreement are secured by the Company's assets and guaranteed by the majority shareholder. Borrowings totaled $517,322 at May 31, 2001.




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


                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

     In June, 2000, eNetpc (then Cyberstar) commenced legal proceedings against Euler Solutions, Inc. alleging breach of contract, (Cyberstar Computer Corporation v. Euler Solutions, Inc., Court file No. CT 008191, in State of Minnesota, Hennepin county district Court), seeking refund of approximately $31,000.00 paid to Euler for custom computer software that was never completed. Euler has filed a counterclaim in the amount of approximately $90,000.00 plus interest and consequential damages of over $500,000.00 it claims is owed by eNetpc for computer consulting services provided by Euler.

     Mediation efforts were undertaken on May 14, 2001. Those efforts were unsuccessful. eNetpc vigorously contested Euler's claims and the matter went to trial on June 25, 2001. The results from trial gave neither eNetpc or Euler any award and the matter is not expected to be appealed.

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

                                                    eNETPC, INC.


Dated:  June 30, 2001                            By  /s/ Richard A. Pomije
                                                    ----------------------------
                                                    Richard A. Pomije
                                                    Its Chief Executive Officer