Form 10QSB
period 2001-08-31
ENETPC INC
filed 2001-10-12
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    X     Quarterly  Report  pursuant  to Section 13 or 15(d) of the  Securities
   ---    Exchange Act of 1934

For the quarterly period ended August 31, 2001.

          Transition  report  pursuant  to Section 13 or 15(d) of the Securities
   ---    Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Minnesota                                      41-1427445
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6825 Shady Oak Road, Eden Prairie, Minnesota                     55344
--------------------------------------------           -------------------------
(Address of principal executive offices)                       (ZIP Code)

Issuer's telephone number, including area code:              (952) 943-1598
                                                        ------------------------


               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     The number of shares of the issuer's Common Stock outstanding at August 31, 2001 was 4,726,496 shares.



                                        ENETPC, INC.

                                      TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
                                Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of August 31, 2001 (unaudited) and February 28, 2001        3

           Statements of Operations  for Three Months and Six Months Ended August
           31, 2001 and 2000 (unaudited)                                                 4

           Statements of Cash Flows for the Six Months Ended August 31, 2001
           and 2000 (unaudited)                                                          5

           Notes to the Financial Statements (unaudited)                                 6

Item 2.    Management's Discussion and Analysis                                          7



                                 Part II. Other Information

Item 4.    Submission of matters to a vote of Security Holders                          10

Signature                                                                               10


                                             ENETPC, INC.
                                            BALANCE SHEETS

                                                                           AUGUST 31      FEBRUARY 28
                                                                             2001             2001
                                                                         -----------      -----------
                                                                         (Unaudited)
ASSETS
Current assets:
        Cash                                                             $    53,730      $   175,296
        Accounts receivable, less allowance
            for doubtful accounts - $77,250 at
            August 31, 2001 and $77,250 at
            February 28, 2001                                                411,590          711,820
        Inventories                                                          145,213          164,743
        Prepaid expenses                                                       8,472           14,296
                                                                         -----------      -----------
Total current assets                                                         619,005        1,066,155

Property and equipment:
        Office equipment and furniture                                       479,176          445,053
        Leasehold improvements                                                37,271           37,271
        Production equipment                                                  61,478           60,904
                                                                         -----------      -----------
                                                                             577,925          543,228
        Accumulated depreciation                                            (367,707)        (321,563)
                                                                         -----------      -----------
                                                                             210,218          221,665

Other assets                                                                  30,652           31,575
                                                                         -----------      -----------
Total assets                                                             $   859,875      $ 1,319,395
                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                       55,728          153,156
       Accrued payroll and payroll taxes                                      15,734           15,734
       Accrued liabilities                                                    81,198           30,461
                                                                         -----------      -----------
Total current liabilities                                                    152,660          199,351

Shareholders' equity:
         Common stock, $.01 par value
                  Authorized shares - 20,000,000
                  Issued and outstanding shares - 4,726,496 at
                  August 31, 2001 and 4,691,496 at February 28, 2001          47,265           46,915
         Additional paid-in capital                                        4,182,481        4,694,607
         Deferred compensation                                              (173,777)        (564,914)
         Accumulated deficit                                              (3,348,754)      (3,056,564)
                                                                         -----------      -----------
Total shareholders' equity                                                   707,215        1,120,044
                                                                         -----------      -----------
Total liabilities and shareholders' equity                               $   859,875      $ 1,319,395
                                                                         ===========      ===========




                                               ENETPC, INC.
                                   STATEMENTS OF OPERATIONS (UNAUDITED)


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    AUGUST 31                        AUGUST 31
                                              2001            2000              2001             2000
                                          -----------      -----------      -----------      -----------
Sales                                     $   697,635      $ 3,313,280      $ 3,314,290      $ 6,570,701
Cost of Sales                                 646,017        2,924,337        3,004,644        5,998,392
                                          -----------      -----------      -----------      -----------
      Total Gross Profit                       51,618          388,943          309,647          572,309

Operating expenses:
     General and administrative               271,391          473,922          364,186          828,726
      Sales and marketing                      84,784           90,377          206,561           98,188
                                          -----------      -----------      -----------      -----------
                                              356,174          564,299          570,746          926,914
                                          -----------      -----------      -----------      -----------
Loss from operations                         (304,556)        (175,356)        (261,100)        (354,605)

Other income (expense):
      Interest income                             177            4,836              237            7,693
      Interest expense                        (15,207)         (35,722)         (34,291)         (41,434)
      Other income (expense)                      217           (1,811)          (6,938)          (3,535)
                                          -----------      -----------      -----------      -----------
                                              (14,813)         (32,697)         (40,992)         (37,276)

                                          -----------      -----------      -----------      -----------
Net loss                                     (319,369)        (208,053)        (302,091)        (391,881)
                                          ===========      ===========      ===========      ===========

Net loss per common share - basic
       and diluted                        $     (0.07)     $     (0.05)     $     (0.06)     $     (0.09)
                                          ===========      ===========      ===========      ===========

Weighted average common shares
      outstanding - basic and diluted       4,708,996        4,508,568        4,700,246        4,420,357
                                          ===========      ===========      ===========      ===========

SEE ACCOMPANYING NOTES


                                       eNETPC, INC.
                           STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 SIX MONTHS ENDED
                                                                     AUGUST 31
(Unaudited)                                                   2001              2000
                                                           -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss)                                          $  (302,091)     $  (391,881)
Adjustments to reconcile net profit (loss) to net cash
     used in operating activities:
          Depreciation and amortization                         46,144          137,782
           Amortization of deferred compensation              (190,639)            --
          Changes in operating assets and liabilities:
                        Accounts Receivable                    338,930         (318,685)
                        Inventories                             19,530         (168,132)
                        Prepaid expenses                         5,824          (11,569)
                        Accounts payable                       (97,428)        (212,946)
                        Accrued expenses                        21,937           21,164
                                                           -----------      -----------
Net cash provided by (used in) operating activities           (157,793)        (944,267)

CASH FLOWS USED IN INVESTING ACTIVITIES
Goodwill                                                           923          (18,601)
Purchases of property and equipment                            (34,696)        (145,889)
                                                           -----------      -----------
Net cash provided (used in) investing activities               (33,773)        (164,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) line of credit                    --            300,000
Net proceeds from sale of common stock                          70,000        1,079,142
                                                           -----------      -----------
Net cash provided by (used in) financing activities             70,000        1,379,142

Decrease in cash                                              (121,566)         270,385
Cash at beginning of period                                    175,296          496,486
                                                           -----------      -----------
Cash at end of period                                      $    53,730      $   766,871
                                                           ===========      ===========


Supplemental information:
         Cash paid during the period for interest          $    34,291      $    41,434


 SEE ACCOMPANYING NOTES

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of August 31, 2001 and for the three and six months ended August 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2001, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

Note 3.  NOTE PAYABLE

The Company entered into a new loan and security agreement with a financing institution in October, 2000 in the amount of $2,500,000 which allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4% (prime rate at August 31, 2001 was 6.5%). Borrowings under this agreement are secured by the Company's assets and guaranteed by the majority shareholder. Borrowings totaled $60,965 at August 31, 2001.


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

The following table presents sales information by business unit:





                                           THREE MONTHS ENDED            SIX MONTHS ENDED
                                               AUGUST 31                    AUGUST 31
NET SALES                                 2001           2000           2001           2000
---------                              ----------     ----------     ----------     ----------
eSelect business unit                  $  190,836     $  463,437     $  446,799     $  943,039
VAR business unit                         118,335        172,918        204,882        437,612
Virtual Distribution business unit        380,382      2,676,925      2,643,051      5,190,050
 ASP business unit                          8,082           --           19,558           --
                                       ----------     ----------     ----------     ----------
                                       $  697,635     $3,313,280     $3,314,290     $6,570,701
                                       ==========     ==========     ==========     ==========




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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:




                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                    AUGUST 31            AUGUST 31
                                2001       2000       2001       2000
                               -------    -------    -------    -------
Sales                           100.0 %    100.0 %    100.0 %    100.0 %
Cost of sales                    92.6       88.3       90.7       91.3
                               -------    -------    -------    -------
Gross profit                      7.4       11.7        9.3        8.7
                               -------    -------    -------    -------

Operating expenses
General and administrative       38.9       14.3       11.0       12.6
Sales and marketing              12.2        2.7        6.2        1.5
                               -------    -------    -------    -------
                                 51.1       17.0       17.2       14.1
                               -------    -------    -------    -------

Loss from operations            (43.7)      (5.3)      (7.9)      (5.4)
Other income (expense)           (2.1)      (1.0)      (1.2)      (0.6)
                               -------    -------    -------    -------

Net loss                        (45.8)%     (6.3)%     (9.1)%     (6.0)%
                               =======    =======    =======    =======

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2000 AND 2001

NET SALES. Net sales decreased $2,615,645 or 78.9%, to $697,635 in the three months ended August 31, 2001 compared to $3,313,280 for the three months ended August 31, 2000. eSelect business unit sales decreased $272,601 to $190,836 in the second quarter of fiscal 2002 from $463,437 in the second quarter of fiscal 2001. VAR business unit sales decreased $54,583 to $118,335 in the second quarter of fiscal 2002 from $172,918 in the second quarter of fiscal 2001. Virtual Distribution business unit sales decreased $2,296,543 or 85.8%, to $380,382 in the three months ended August 31, 2001 compared to $2,676,925 for the three months ended August 31, 2000. Net Sales in the ASP business unit were $8,082 in the three months ended August 31, 2001, the second full quarter of this business unit operation. The decrease in all business unit sales is primarily due to the continuing downturn in the computer industry as a whole.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2002 was $51,618, or 7.4% of net sales, compared to $309,647, or 9.3% of net sales, in the prior year. The decrease in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General and administrative expenses were $271,391, or 38.9% of net sales, in the second quarter of fiscal 2002 compared to $473,922, or 14.3% of net sales, in the second quarter of fiscal 2001. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2002. Sales and marketing expenses decreased by $20,515 due primarily to reductions in sales staff and related expenses.

Loss from operations increased by $129,200 to $(304,556) in the second quarter of fiscal 2002 from a loss of $(175,356) in fiscal 2001, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $20,515 to $15,207 in the second quarter of fiscal 2002 from $35,722 in fiscal 2001 due to decreased borrowings on a receivables financing agreement.

As a result of the foregoing factors, net loss increased by $111,316 to $(319,369) in the second quarter of fiscal 2002 from a loss of $(208,053) in fiscal 2001.


COMPARISON OF THE SIX MONTHS ENDED AUGUST 31, 2000 AND 2001

NET SALES. Net sales decreased $3,256,411 or 49.6%, to $3,314,290 in the six months ended August 31, 2001 compared to $6,570,701 for the six months ended August 31, 2000. eSelect business unit sales decreased $496,240 to $446,799 in the first half of fiscal 2002 from $943,039 in the first half of fiscal 2001. VAR business unit sales decreased $232,730 to $204,882 in the first half of fiscal 2002 from $437,612 in the first half of fiscal 2001. Virtual Distribution business unit sales decreased $2,546,999 or 49.1%, to $2,643,051 in the six months ended August 31, 2001 compared to $5,190,050 for the six months ended August 31, 2000.

GROSS PROFIT. Gross profit for the first half of fiscal 2002 was $309,647, or 9.3% of net sales, compared to $572,309, or 8.7% of net sales, in the prior year. The decrease in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General and administrative expenses were $364,186, or 11.0% of net sales, in the first half of fiscal 2002 compared to $828,726, or 12.6% of net sales, in the first half of fiscal 2001. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2002. Sales and marketing expenses increased by $108,373 due primarily to increased efforts to increase and sustain sales levels.

Loss from operations decreased by $93,505 to $(261,100) in the first half of fiscal 2002 from a loss of $(354,605) in fiscal 2001, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $7,143 to $34,291 in the first half of fiscal 2002 from $41,434 in fiscal 2001 due to decreased borrowings on a receivables financing agreement.

As a result of the foregoing factors, net loss decreased by $89,790 to $(302,091) in the first half of fiscal 2002 from a loss of $(391,881) in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at August 31, 2001 was $53,730, a decrease of $121,566 from $175,296 at February 28, 2001. During the six months ended August 31, 2001, net cash used in operating activities was $156,870 due primarily to the net loss from operations of $(302,091), the decrease in amortization of deferred compensation $(190,639), and the decrease in accounts payable $(97,428), offset by the decrease in accounts receivable of $338,930, the decrease in inventories of $19,530, the decrease in prepaid expenses of $5,824, the increase in depreciation and amortization of $46,144, and the increase in accrued expenses $21,937. The decrease in accounts receivable is the result of lower sales in the 6 months ending August 31, 2001. The decrease in amortization of deferred compensation is due to the reversal of prior expenses for amortization of deferred compensation. The decrease in accounts payable reflects a lower operating expense level.



Net cash used in investing activities in the six months ended August 31, 2001 was $34,696 due to the purchases of equipment, computers and software development as compared to the net cash used in investing activities for the six months ended August 31, 2000 of $145,889 also due to the purchases of equipment and computers.

Net cash provided by financing activities in the six months ended August 31, 2001 was $70,000 from the sale of common stock. Net cash of $1,379,142 provided by financing activities for the six months ended August 31, 2000 consisted of $300,000 borrowed under a revolving line of credit, $900,000 borrowed from a private investor, and borrowings on receivables of $179,142.

The Company's loan and security agreement in the amount of $2,500,000 allows an advance of up to 85% of the Company's eligible accounts receivable at an annual interest rate of prime plus 4% (prime rate at August 31, 2001 is 6.5%). Borrowings under this agreement are secured by the Company's assets and guaranteed by the majority shareholder. Borrowings totaled $60,965.09 at August 31, 2001.



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

                           PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         During the quarter ended August 31, 2001, the Company completed the sale of 35,000 shares of common stock to various individuals and entities and received net proceeds of $70,000. In connection with this sale, the Company relied upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act. The shares of common stock were offered through the officers and directors only to investors who are "accredited" as defined in Regulation D under the Securities Act of 1933, as amended.


Item 4.    Submission of matters to a vote of Security Holders

     (2)  The Company held its Annual Shareholders' meeting on August 7th, 2001.

     (b) (1) The election of four directors to serve for a one year term was approved.

     Name                 Affirmative Votes      Voting Authority Withheld
--------------------     -------------------     -------------------------
Richard A. Pomije             3,886,313                   15,000
James T. Greenfield           3,901,313                     none
Ed Havlik                     3,901,313                     none
Pierce A. McNally             3,886,313                   15,000

           There were no abstentions and no broker non-votes.

           (2) The resolution that Virchow, Krause & Company, LLP shall act as the Company external independent auditors for the upcoming fiscal year 2002 was approved. There were 3,886,313 votes for, 15,000 votes against, and no abstentions and no broker non-votes.




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     eNETPC, INC.


Dated:  October 12, 2001                             By  /s/ Richard A. Pomije
                                                     ---------------------------
                                                     Richard A. Pomije
                                                     Its Chief Executive Officer