Form 10QSB
period 2001-11-30
ENETPC INC
filed 2002-01-15
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended November 30, 2001.

         Transition report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                      41-1427445
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6825 Shady Oak Road, Eden Prairie, Minnesota                55344
--------------------------------------------      ------------------------
(Address of principal executive offices)                  (ZIP Code)

Issuer's telephone number, including area code:         (952) 943-1598
                                                  ------------------------


--------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                  ---
         The number of shares of the issuer's Common Stock outstanding at January 15, 2001 was 4,854,320 shares.



                                         ENETPC, INC.

                                       TABLE OF CONTENTS

                                                                                       Page No.
                                                                                      -----------
                                 Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of November 30, 2001 (unaudited) and February 28, 2001         3

           Statements  of Operations  for Three Months and Nine Months Ended                4
           November 30, 2001 and  2000 (unaudited)

           Statements of Cash Flows for the Nine Months Ended November 30, 2001             5
           and 2000 (unaudited)

           Notes to the Financial Statements (unaudited)                                    6

Item 2.    Management's Discussion and Analysis                                             7

                                  Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                                10

Signature                                                                                  10


                     Part I. Financial Information

Item 1.   Financial Statements




                                               ENETPC, INC.
                                              BALANCE SHEETS

                                                                             NOVEMBER         FEBRUARY 28
                                                                               2001              2001
                                                                           -----------        -----------
                                                                           (Unaudited)
ASSETS
Current assets:
        Cash                                                               $    56,716        $   175,296
        Accounts receivable, less allowance
            for doubtful accounts - $69,301 at
          November 30, 2001 and $77,250 at
           February 28, 2001                                                   297,814            711,820
        Inventories                                                            104,429            164,743
        Prepaid expenses                                                         8,883             14,296
                                                                           ...........        ...........
Total current assets                                                           467,842          1,066,155

Property and equipment:
        Office equipment and furniture                                         479,176            445,053
        Leasehold improvements                                                  37,271             37,271
        Production equipment                                                    61,515             60,904
                                                                           ...........        ...........
                                                                               577,962            543,228
        Accumulated depreciation                                              (390,780)          (321,563)
                                                                           ...........        ...........
                                                                               187,182            221,665

Other assets                                                                    26,699             31,575
                                                                           -----------        -----------
Total assets                                                               $   681,723        $ 1,319,395
                                                                           ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                         72,424            153,156
       Accrued payroll and payroll taxes                                         5,610             15,734
       Accrued liabilities                                                      15,590             30,461
       Note payable to a related party                                         100,000
                                                                           ...........        ...........
Total current liabilities                                                      193,624            199,351

Shareholders' equity:
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares - 4,854,320 and 4,691,496
              at November 30 and February 28, 2001 respectively                 48,543             46,915
         Additional paid-in capital                                          3,986,600          4,694,607
         Stockholder subscription receivable                                   (42,712)
         Deferred compensation                                                                   (564,914)
         Accumulated deficit                                                (3,504,332)        (3,056,564)
                                                                           ...........        ...........
Total shareholders' equity                                                     488,099          1,120,044
                                                                           -----------        -----------
Total liabilities and shareholders' equity                                 $   681,723        $ 1,319,395
                                                                           ===========        ===========




                                               ENETPC, INC.
                                   STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      NOVEMBER 30                     NOVEMBER 30
                                                 2001            2000            2001            2000
                                             ------------    ------------    ------------    ------------
Sales                                        $    256,784    $  3,587,011    $  3,571,075    $ 10,167,654
Cost of Sales                                     237,043       3,453,961       3,241,687       9,423,602
                                             ............    ............    ............    ............
      Total Gross Profit                           19,741         133,050         329,388         744,052

Operating expenses:
     General and administrative                   155,302         452,343         519,488       1,214,787
      Sales and marketing                          (6,205)         96,293         200,355         264,619
                                             ............    ............    ............    ............
                                                  149,097         548,636         719,843       1,479,406
                                             ............    ............    ............    ............
Loss from operations                             (129,356)       (415,586)       (390,455)       (735,354)

Other income (expense):
      Interest income                                 321           1,736             560           9,428
      Interest expense                             (6,348)         (8,009)        (40,639)        (52,868)
      Other income (expense)                      (10,296)        (25,319)        (17,234)        (60,264)
                                             ............    ............    ............    ............
                                                  (16,323)        (31,592)        (57,313)       (103,704)

                                             ------------    ------------    ------------    ------------
Net loss                                         (145,679)       (447,178)       (447,768)       (839,058)
                                             ============    ============    ============    ============

Net loss per common share - basic
       and diluted                           $      (0.03)   $      (0.10)   $      (0.09)   $      (0.19)
                                             ============    ============    ============    ============

Weighted average common shares
      outstanding - basic and diluted           4,790,408       4,691,496       4,730,081       4,510,397
                                             ============    ============    ============    ============

SEE ACCOMPANYING NOTES





                                       ENETPC, INC.
                           STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                     NOVEMBER 30
                                                                  2001           2000
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $  (447,768)   $  (839,058)
Adjustments to reconcile net (loss) to net cash
     used in operating activities:
          Depreciation and amortization                            70,602        218,867
           Amortization of deferred compensation                 (280,165)
          Changes in operating assets and liabilities:
                        Accounts Receivable                       413,792       (846,790)
                        Inventories                                60,314         35,740
                        Prepaid expenses                            1,586          4,050
                        Accounts payable                          (80,731)       (93,026)
                        Accrued expenses                          (25,104)       (65,538)
                                                              ...........    ...........
Net cash provided by (used in) operating activities              (287,474)    (1,585,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Goodwill                                                                         (17,981)
Purchases of property and equipment                               (34,734)      (189,578)
                                                              ...........    ...........
Net cash provided (used in) investing activities                  (34,734)      (207,559)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) line of credit                      7,428        636,836
Net proceeds from note payable from a related party               100,000
Net proceeds from sale of common stock                             96,200      1,079,142
                                                              ...........    ...........
Net cash provided by (used in) financing activities               203,628      1,715,978

Decrease in cash                                                 (118,580)       (77,336)
Cash at beginning of period                                       175,296        496,486
                                                              ...........    ...........
Cash at end of period                                         $    56,716    $   419,151
                                                              ===========    ===========


Supplemental information:
         Cash paid during the period for interest             $    40,639    $    52,868

         A stock redemption was made in exchange for sales
         commission overdraws by Arizona employees            $    32,579

         An additional sale of common stock was made in
         return for notes payable over a three month period
         at a 3% annual interest rate                         $    42,500

 SEE ACCOMPANYING NOTES

                                  ENETPC, INC.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of November 30, 2001 and for the three and nine months ended November 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending February 28, 2002. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2001, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

Note 3.  NOTE PAYABLE

The Company's loan and security agreement with a financing institution expired in October, 2001 and was not renewed. No new lines of credit or financing agreements have been entered into. The Company has entered into a personal loan agreement with a shareholder in the amount of $100,000 for one year paying interest at an annual rate of 12%.


Note 4.  SEGMENT AND GEOGRAPHIC DATA

The Company reorganized into two reportable segments effective March 1, 2001,
 .COM and .NET. The .COM segment, which is comprised of the eSelect (formerly CyberStar), VAR and Virtual Distribution (formerly ITC) business units, distributes branded and proprietary computer systems and peripheral equipment. eSelect distributes its products throughout the United States. The VAR business unit sells its products through resellers. The Virtual Distribution business unit located in Tempe, Arizona was shut down in October, 2001 The .NET segment is comprised of the ASP (Application Service Provider) business unit which was started on March 1, 2001 to provide application and data server services, web site hosting and development, and e-commerce solutions.

The following table presents sales information by business unit:



                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                             NOVEMBER 30               NOVEMBER 30
NET SALES                                2001          2000         2001          2000
                                     -----------   -----------   -----------   -----------
eSelect business unit                $   144,910   $   215,487   $   591,709   $ 1,129,703
VAR business unit                         52,605       314,328       257,486       751,448
Virtual Distribution business unit        47,867     3,057,196     2,690,919     8,286,503
 ASP business unit                        11,402          --          30,961          --
                                     -----------   -----------   -----------   -----------
                                     $   256,784   $ 3,587,011   $ 3,571,075   $10,167,654
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

Note 6. STOCK TRANSACTIONS

With the closing of the Virtual Distribution business unit, 9,576 shares of stock issued to former employees was redeemed by the Company in a non-cash redemption, and 400,000 shares of related stock options expired.

Effective October 1, 2001, 137,400 shares were sold to various individuals for a total of $68,700 of which $26,200 was received in cash and $42,500 in the form of promissory notes to be paid over three months December, 2001, January and February, 2002, at an annual interest rate of 3%.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:


                                         THREE MONTHS ENDED                     NINE MONTHS ENDED
                                            NOVEMBER 30                           NOVEMBER 30
                                      2001                2000               2001               2000
                                 ----------------    ----------------   ---------------    ----------------
Sales                                100.0 %             100.0 %            100.0 %              100.0%
Cost of sales                         92.3                96.3               90.8                 92.7
                                 ................    ................   ...............    ................
Gross profit                           7.7                 3.7                9.2                  7.3

Operating Expenses                    60.5                12.6               14.5                 11.9
General and administrative            (2.4)                2.7                5.6                  2.6
Sales and marketing                   58.1                15.3               20.1                 14.5
                                 ................    ................   ...............    ................

Loss from operations                 (50.4)              (11.6)             (10.9)                (7.2)
Other income (expense)                (6.3)               (0.9)              (1.6)                (1.0)

                                 ----------------    ----------------   ---------------    ----------------
Net loss                             (56.7)%             (12.5) %           (12.5)%               (8.2)%
                                 ================    ================   ===============    ================



COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NET SALES. Net sales decreased $3,330,227or 92.8% to $256,784 in the three months ended November 30, 2001 compared to $3,587,011 for the three months ended November 30, 2000. eSelect business unit sales decreased $70,577 to $144,910 in the third quarter of fiscal 2002 from $215,487 in the third quarter of fiscal 2001. VAR business unit sales decreased $261,723 to $52,605 in the third quarter of fiscal 2002 from $314,328 in the third quarter of fiscal 2001. Virtual Distribution sales decreased $3,009,329 or 98.4% to $47,867 in the three months ended November 30, 2001, the final quarter of its operations, compared to $3,057,196 for the three months ended November 30, 2000 . The ASP business unit sales were $11,402 for the third quarter of fiscal 2002, the second full quarter of its operations.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2002 was $19,741, or 7.7% of net sales, compared to $133,050, or 3.7% of net sales, in the prior year. The decrease in gross profit is due primarily to lower sales levels and downward market pressures on price in the traditional eSelect and VAR business units. The closing of the Virtual Distribution business, a high volume low margin business, is primarily responsible for the increase in gross profit percent of net sales.

OPERATING EXPENSES. General and administrative expenses were $155,302, or 60.5% of net sales, in the third quarter of fiscal 2002 compared to $452,343, or 12.6% of net sales, in the third quarter of fiscal 2001. This decrease is due primarily to the reduction in force in administration of the eSelect business unit resulting in a decrease in salaries and related expenses $264,793, and a decrease in office and other related expenses of $32,248.

Sales and marketing expenses were ($6,205) or (2.4)% of net sales, in the third quarter of fiscal 2002 compared to $96,293, or 2.7% of net sales, in the third quarter of fiscal 2001. The decrease of $102,498 is due primarily to closing the Arizona sales office on September 30, 2001, and reversing overdraws of commission expense paid on sales in the Virtual Distribution business unit.

The loss from operations decreased by $286,230 to $(129,356) in the third quarter of fiscal 2002 from $(415,586) in fiscal 2001, reflecting the decrease in operating expenses of $399,539 and a decrease in gross profits of $113,309.

Interest expense decreased by $1,661 to $6,348 in the third quarter of fiscal 2002 from $8,009 in fiscal 2001 due to decreased borrowings on line of trade receivables financing and other short-term borrowings.

The Company incurred other expense of $(10,296) in the third quarter of fiscal 2002 as compared to $(25,319) in fiscal 2001 primarily due to fewer adjustments. The Company earned $320 of interest income in the third quarter of fiscal 2002 as compared to $1,736 in fiscal 2001

As a result of the foregoing factors, net loss decreased by $301,499 to $(145,679) in the third quarter of fiscal 2002 from $(447,178) in fiscal 2001.

COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2000

NET SALES. Net sales decreased by $6,596,579, or 64.9%, to $3,571,075 in the nine months ended November 30, 2001 compared to $10,167,654 for the nine months ended November 30, 2000. eSelect business unit sales decreased by $537,994, or 47.6%, to $591,709 in the nine months ended November 30, 2001 compared to $1,129,703 for the same period end November 30, 2000. VAR business unit sales decreased by $493,962, or 65.7%, to $257,486 in the nine months ended November 30, 2001 compared to $751,448 for the same period ended November 30, 2000.

Virtual Distribution business unit sales decreased $5,595,584, or 67.5%, to $2,690,919 for the nine months ended November 30, 2001 compared to $8,286,503 for the same period one year ago. Virtual Distribution sales were approximately 75% of total sales in the nine months ended November 30, 2001, compared to 84% for the same period in the year 2000.


 GROSS PROFIT. Gross profit for the nine months ended November 30, 2001 was $329,388, or 9.2% of net sales, compared to $744,052, or 7.3% of net sales in the prior year. The decrease in gross profit dollars is due primarily to decreased sales volume. The increase in the gross profit percent is from higher gross profit margin sales in the eSelect business unit, whose sales are a higher percent of the total, 16.6%, for the nine months ended November 30, 2001, compared to 11.1% for the same period in the prior year.

OPERATING EXPENSES. General and administrative expenses were $519,488, or 14.5% of net sales, for the nine months ended November 30, 2001 compared to $1,214,787, or 11.9% of net sales for the nine months ended November 30, 2000. This decrease is due primarily to reduced staff and office related expenses $286,936, and reversal of amortization for deferred option compensation of $408,363. Sales and marketing expenses decreased by $64,264, due primarily to reduced staff and related expenses.

The loss from operations decreased by $344,899 to $(390,455) in the nine months ended November 30, 2001 from $(735,354) for the nine months ended November 30, 2000, reflecting a decrease in operating expenses of $759,563 offset by a decrease in gross profits of $414,664.

Interest expense decreased by $12,229 to $40,639 in the nine months ended November 30, 2001 from $52,868 for the nine months ended November 30, 2000 due to decreased borrowings on trade receivables financing and other short-term borrowings.

The Company incurred other expense of $17,234 in the nine months ended November 30, 2001 as compared to $60,264 of other expense for the nine months ended November 30, 2000, primarily due to decreased bad debt expenses and prior year adjustments. $560 of interest income was earned in the nine months ended November 30, 2001 as compared to $9,428 in the nine months ended November 30, 2000.

As a result of the foregoing factors, net loss decreased by $391,290 to $(447,768) in the nine months ended November 30, 2001 from $(839,058) in the nine months ended November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30, 2001 was $56,617, a decrease of $118,679 from $175,296 at February 28, 2001. During the nine months ended November 30, 2001, net cash used in operating activities was $287,474 due primarily to the net loss of $447,768, an increase in depreciation and amortization of $70,602, a decrease in amortization of deferred compensation of $280,165, a decrease in accounts receivable of $413,792 and decreases in inventory of $60,314, accounts payable of $80,731 and accrued expenses of $25,104.

Net cash used in investing activities in the nine months ended November 30, 2001 was $34,734 due to the purchases of computer hosting equipment supporting the ASP business unit.

Net cash provided by financing activities of $203,628 in the nine months ended November 30, 2001 consisted primarily of $100,000 from the proceeds of a note payable from a related party, $96,200 from the sale of common stock, and $7,428 cash from receivables financing.





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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


         (a)  Reports on Form 8-K

               Form 8-K dated December 6, 2001, reporting under items 5 and 7 on the Company press release dated December 6, 2001, was filed on December 6, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ENETPC, INC.


Dated:  Tuesday, January 15, 2002             By    /s/ Richard J Pomije
                                                    -------------------------
                                                    Richard J Pomije
                                                    Its Chairman of the Board