Form 10KSB
period 2002-02-28
ENETPC INC
filed 2002-05-24
CIK 1065598

Form 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: February 28, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

     Commission file number: 000-27225
                             ---------



                                  eNetpc, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Minnesota                                    41-1427445
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

      6825 Shady Oak Road, Eden Prairie, Minnesota                55344
--------------------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (952) 943-1598

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

State issuer's revenues for its most recent fiscal year:      $   4,060,699.
                                                              --------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,021,020. based on shares held by non-affiliates as of April 22, 2002, and the closing sale price for said shares in the Nasdaq National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,854,320 shares of Common Stock, as of April 22, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

The   registrant's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Shareholders to be held on August 6, 2002 (the "Proxy Statement") is incorporated by referenced in Part III of this Form 10-KSB to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-KSB, the Proxy Statement is not deemed to be filed as a part hereof. Such Proxy Statement is not filed herewith, but will be filed with the Commission not later than June 10, 2002.

In addition, there are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

                                TABLE OF CONTENTS

                                                                            Page

PART I                                                                       1

Item 1.    Description of Business                                           1

Item 2.    Description of Property                                           5

Item 3.    Legal Proceedings                                                 5

Item 4.    Submission of Matters to a Vote of Security Holders               5

PART II                                                                      5

Item 5.    Market for the Common Equity and Related Stockholder Matters      5

Item 6.    Management's Discussion and Analysis or Plan of Operation         6

Item 7.    Financial Statements                                             10

PART III                                                                    10

Item 8.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act            10

Item 9.  Executive Compensation                                             11

Item 10.  Security Ownership of Certain Beneficial Owners and Management    12

Item 11.  Certain Relationships and Related Transactions                    13

Item 12.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  14

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL


         The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In August of 2000 the Company changed its name to eNetpc, Inc. Company headquarters are located at 6825 Shady Oak Road, Eden Prairie, Minnesota 55344, and its telephone and facsimile numbers are (952) 943-1598 and (952) 943-1599, respectively. The Company's Internet address is enetpc.com.

         eNetpc, Inc. is now an Application Service Provider (ASP) specializing in B2B software, e-commerce, and virtual distribution in addition to VAR activity. eNetpc, Inc. is structured on the belief that the Internet will be the standard method of virtual distribution. The Company's core strategy is to provide leading edge B2B software, with fulfillment, to complement the needs of just-in-time inventory. eNetpc's innovative eSelect(TM) software brings manufacturers, resellers and customers together.

         Through its .COM business unit, the Company currently  provides eSelect
2.5 application software to Internet resellers enabling them to offer online configuration, delivery, and fulfillment on the Internet. The products, service and support are all outsourced to provide maximum value to the customer, and eNetpc does not inventory, assemble or directly support the products offered on eSelect 2.5 software, keeping overhead to a minimum. The .COM business unit is responsible for 99% of the Company's sales. Current products offered on eSelect
2.5 include:

     o    Desktop Computers
     o    Notebook Computers
     o    FileServers
     o    Computer Peripherals
     o    Computer Services


         The business-to-business (B2B, e-commerce) industry continues to grow in complexity and applications, while all industries look to downsizing their IT departments for cost reduction. As an alternative to costly in-house web site infrastructure, eNetpc offers the eSelect solution, a complete set of hosting, development, and site management solutions. Systems (typically servers) are built to customer specifications using the Build-To Host application in eSelect and are placed in eNetpc's "server farm". Customers then take advantage of eNetpc's ASP services to host their business VPN, Intranet, or Extranet applications.


INDUSTRY OVERVIEW

         The PC industry continues to undergo fundamental shifts in distribution processes and methods. In the past, manufacturers of branded products, such as IBM, manufactured whole computers and shipped them to distributors and dealers who, in turn, shipped them to dealers and end-users, respectively. End-users, under this distribution process, purchased systems from dealers in whatever form the original manufacturer provided. Consequently, limited opportunities existed for end-users to custom-configure their computer systems. Further, this process required dealers to stockpile considerable inventory levels which often could not be sold out before an announced or expected change in technology. Dealers were forced, in many cases, to sell obsolete systems. As a result, the traditional distribution method created inefficiencies and additional costs, as well as consumer dissatisfaction.

         While the traditional distribution method can still be found in certain parts of the computer industry, in particular the retail segment, the trend toward build-to-order and custom-configured computer systems is now the standard business practice. Dell and Gateway pioneered this shift when they began offering custom-built PC's to consumers primarily for home use. Today, many of the tier one manufacturers, such as IBM and Compaq, also use channel assembly methods. These manufacturers ship products that are not completely assembled to their distributors and rely on the distributor for final assembly and shipment. This distribution process, however, provides only limited build-to-order benefits and does not provide the advantage of a direct contact person to whom the end-user may direct technical and support questions.

         Increasingly, businesses have been developing electronic commerce sites in response to the success of internet product sales . This increase in internet sales / purchasing now crosses every type of product and consumer service, from computers to tax service. The Company believes this increasing use of the internet will continue to expand, and manufacturers and resellers will continue to broaden their offerings via the internet sales channel. As an internet solution provider, eNetpc brings a cost effective solution to the sales cycle.


COMPANY ORGANIZATION

         The Company currently operates two business units; .COM and .NET, both of which use the eSelect software to differentiate their products and services to potential customers.

..COM

         The .COM business unit developed eSelect, a proprietary internet-based development tool, to capitalize on two significant trends: e-commerce and the desire for custom-built, custom-configured computer systems. Through the software, customers have the ability to custom configure, price and order computer products directly on-line through their choice of internet reseller.

         Through its .COM business unit, the Company currently provides their eSelect application software to internet resellers enabling them to offer online PC configuration, delivery, and fulfillment on the internet. The products, service and support are all outsourced to provide maximum value to the customer. eNetpc does not inventory, assemble or support the products offered on eSelect software, thereby minimizing its overhead costs.

         eSelectTM 2.5 is a complete e-commerce application designed to provide any web site the capability to sell any type of configurable or non-configurable product on the internet with the customizable build to order configurators. The configurator contains the appropriate sku's, model names and respective component choices to build, ship, invoice and track custom configured items of any type on the internet.

         The Company also designed the software to link eNetpc.com and eNetpc licensed web sites directly to the Company. eSelectTM 2.5 acts as an invisible window that will simultaneously route orders placed with individual customers to the Company, manufacturer and reseller for processing and fulfillment.

         The Company continues to outsource the custom built products ordered through the eSelect software. While the Company will maintain proprietary rights in eSelect, it will provide the software to its customers for their use, through software licensing. The Company believes that eSelect will allow users to meet their needs in a flexible and efficient manner, and in a manner that allows customers to provide cutting-edge technological choices without having to maintain significant inventory levels.

..NET

          The .NET business unit provides web hosting and development, application software, server co-location, hardware implementation and complete storage solutions. The division targets its services to all solution providers who require assistance to sell their products on the internet.

         Companies need development tools and application servers to build specific, internal applications. Companies often prefer buying software packages instead of developing an application from scratch. In this case, the challenge is more in EAI (enterprise applications integration). Integrating new complementary applications is, for the most part, a job for the IS department.

         Besides providing EAI, the division is an application  service provider
(ASP). ASP's offer business solutions and applications that are available for use over the Internet. Providing this service adds to eNetpc's product line revenues and builds on its software development efforts.

         With the growth and increasing complexity of e-commerce, web site administrators need a solution to the problem of maintaining the internet infrastructure behind their web servers. eNetpc concentrates on ensuring maximum uptime for customers' web servers and offers the convenience of an ISP with the functionality of an ASP with a unique Build to Host Module.

         Application hosting is an area of expansion in industry. Our first opportunity as an ASP exists in the rollout of the present and future versions of eSelect. Future opportunities will become evident as the division expands. However, some prefabricated applications currently offered include:

     o    Web-site builder
     o    Online folder management/data storage
     o    Data sharing
     o    Projects management
     o    Statistical tracking

         Below is a partial list of application software products eNetpc uses for computer solution providers:

     o    Microsoft .NET software platform
     o    Microsoft 2000 products: SQL and Server
     o    iPSWITCH IMAIL Server and List Server
     o    Allaire Cold Fusion, Spectra, and J-Run
     o    Media House Software Inc. Statistics Server
     o    eNetpc's eSelect(TM)

MAJOR CUSTOMERS

The top five customers in terms of net sales represent 50% of fiscal year 2002 total net sales; the top 25 customers represent 75%. Four of the top five customers are in the computer and computer parts reseller industry, and 15 of the top 25 are in this same industry.

MANUFACTURING AND SUPPLIERS

         The Company's business model is one that outsources the manufacture and fulfillment of hardware products entirely. By outsourcing the inventory and fulfillment, the Company can focus on its sales and marketing strategies and significantly reduce space and labor costs.

COMPETITION

         The microcomputer industry is intensely competitive and characterized by dynamic customer demand patterns, frequent introduction of new products, technological advances and product obsolescence. In addition, the pricing environment is extremely competitive, and there is a variety of competing distribution channels. The Company anticipates that the microcomputer industry will continue to experience intense price competition and dramatic price reductions, as well as intense competition among distribution channels. In addition to pricing, the principal elements of competition among manufacturers are product quality and usability, performance characteristics, distribution capability, ability to customize, service and support and reputation. The Company competes with a number of large tier one and tier two manufacturers, including Compaq, IBM, Hewlett-Packard, Apple, Dell, and Gateway. The Company competes with the larger name manufacturers mostly on the basis of quality, price and performance. Substantially all of the Company's competitors have significantly greater financial, marketing and technological resources than the Company. Although all of the distribution channels are very competitive, the Company believes that no one has the expertise in all areas from innovation to implementation. eSelectTM is a new distribution channel that enables product distribution via the internet, by outsourcing as many of the company services as possible and selling the products with the eSelect software through the reseller.

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

EMPLOYEES

         As of May 15, 2002, eNetpc had 6 employees, all of whom were full-time employees. None of these employees are represented by a union. eNetpc believes that its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY

         eNetpc leases approximately 5,700 square feet of space used for offices and operations equipment storage at 6825 Shady Oak Road, Eden Prairie, Minnesota 55344 at a monthly rent of $4,489 renewable annually. The Company also leases approximately 2,860 square feet of space used for sales offices at 2227 South 48th Street, Suite A, Tempe, Arizona 85282 at a monthly rent of $2,702 expiring October 31, 2003. Negotiations are in process to sublease the space in Arizona.

ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         eNetpc's Common Stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended February 28, 2001 and February 28, 2002.


       Fiscal Year 2001                             Low             High
       ----------------------------------------------------------------------
       First Quarter                              $ 7.20          $ 7.50
       Second Quarter                               5.83            5.97
       Third Quarter                                3.39            3.43
       Fourth Quarter                               1.82            1.91

       Fiscal Year 2002                             Low            High
       ----------------------------------------------------------------------
       First Quarter                              $  .88          $ 2.00
       Second Quarter                                .75            2.15
       Third Quarter                                 .59            1.30
       Fourth Quarter                                .60            1.65

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of April 16, 2002, there were approximately 327 record holders of the Company's Common Stock.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In fiscal year 2002, eNetpc, Inc. has two operating units, the .COM division, the .NET division. Revenues from .COM operations are generated through the sale of a wide range of computer systems and products, including personal computers, work stations and file servers, under the CyberStar and eNetpc brand names. This division is also an authorized reseller of products from Compaq, Microsoft, IBM, Hewlett-Packard and Apple, among others, as well as selling non-branded products. The .NET division focuses on providing web hosting and development, application software, server co-location, hardware implementation and complete storage solutions. The division targets its services to all solution providers who require assistance to sell their products on the internet.

         eNetpc incurred net losses in fiscal years 2002 and 2001. In both years, losses resulted from decreased sales that were partially offset by a decrease in operating expenses. The decrease in demand for computer and related products and services in both years has challenged the Company to minimize labor and overhead costs while maintaining viable solutions to its customer base.

         In fiscal 2002, continued recession of computer markets forced the Company to further refine its product offerings and led to the closing of the Virtual Distribution business. Development of eSelect was continued and resulted in the more robust product version 2.5. Management is pursuing alternative markets for the eSelect solution, outside of the computer industry, and believes the new version 2.5 has many applications in other internet businesses. In fiscal 2001, sales volumes increased substantially through acquisition of International Trade Center, Inc. and operating expenses were added to further expand revenues. The global technology market decline resulted in a decrease in prices and a decrease in gross profit margin. The Company responded with reductions in operating expenses in the 4th quarter.

         Management is closely monitoring every expenditure and commitment as to absolute need and benefit. Management acknowledges that improving the company cash position will require additional equity financing which is in the planning and execution stage as of February 28, 2002. Management believes the following efforts will move the company to improved cash flow and profitability in fiscal year 2003:

     1) The Company has engaged an investment banking firm to arrange for continuing financing in support of the Company's short and long term objectives.
     2) The acquisition and development of software applications, with proven recurring revenue generation ability, to broaden the company product lines.
     3) Continued reduction of overhead expenses through consolidation of operating functions.
     4) Implementation of new marketing strategies for eSelect 2.5 that develop new recurring revenues for this product offering.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001

         Sales decreased by 69%, or $9,228,615 to $4,060,699 in fiscal 2002 from $13,289,314 in fiscal 2001. This decrease was primarily due to the reduction in demand for the Virtual Distribution products and services which accounted for $2,691,029, or 66% of total net sales in fiscal 2002, and $11,030,898, or 83% in fiscal year 2001.

         Gross profit decreased by 58%, or $527,520, to $376,463 in fiscal 2002 from $903,983 in fiscal 2001 primarily due to the decrease in sales. Gross profit as a percentage of sales was 9% in fiscal 2002 as compared to 7% in fiscal 2001. Gross profit in the Virtual Distribution division decreased $532,246, or 75% to $173,244 in fiscal 2002 from $705,490 in fiscal 2001.

         Selling, general and administrative expenses decreased by 47%, or $1,042,096, to $1,196,829 in fiscal 2002 from $2,238,925 in fiscal 2001. This decrease was primarily due to the closing of the Virtual Distribution business and elimination of its operating expenses in September, 2001. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. In fiscal year 2002, such impairment was applied to goodwill related to the Virtual Distribution business and was written off in the amount of $17,385. The closing of the division also resulted in $179,684 of bad debt reserve charges related to sales made by the division considered by management to be uncollectible.

         The loss from operations decreased by $552,604 to $(820,366) in fiscal 2002 from $(1,334,942) in fiscal 2001, reflecting the decrease in operating expense and the decrease in gross profit.

         Interest expense decreased by 56%, or $32,858, to $25,500 in fiscal 2002 from $58,358 in fiscal 2001 primarily as a result of the decrease in borrowing related to the Virtual Distribution business.

         As a result of the foregoing factors, net loss decreased by $552,604 to $(830,768) in fiscal 2002 from $(1,383,372) in fiscal 2001.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires all business combinations be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

         The FASB also recently issued SFAS 142 "Goodwill and Other Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specific methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending February 28, 2003. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently or for any future periods.

         In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal year beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143.

         In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and is effective for financial statements issued for fiscal years beginning after December 31, 2001. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.


SIGNIFICANT ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

         General

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the valuation of inventory, capitalized software development costs, and the reserves set aside for bad debts. Actual amounts could differ from these estimates.

         Inventory Valuation

         As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of purchased components and are valued at the lower of cost or market (first-in, first-out method). Because of the continuing pressure on component pricing in the computer industry, the company regularly reviews the costs used to value inventory and adjusts them to reflect upward or downward market values. The company realized net downward adjustments of inventory of $22,124 and $81,715 for the years ended February 28, 2002 and 2001 respectively.

         Within the last year, the company has changed its method of operation from an inventory carrying manufacturer to outsourcing the manufacture and delivery of its hardware products. This change allows the company to minimize the carrying costs associated with large amounts of inventory and also decreases significantly the risks of obsolescence and loss. The company continues to further reduce its inventory levels and associated risks by selling off all excess items.

         Capitalized Software Development

         Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. At February 28, 2002 and 2001, unamortized software development costs were $115,758 and $95,758, net of accumulated amortization of $64,074 and $26,599 and are included in property and equipment.

       Reserves Set Aside for Bad Debts called "Allowance for Doubtful Accounts"

        The Company reviews customers' credit history before extending credit. Generally, a minimum credit limit is established for a first time customer with acceptable credit ratings. As experience is gained with a customer, an increase in the credit limit can be made based on acceptable payment performance. An allowance for doubtful accounts is made only after collection efforts have been expended and management assesses the situation as unrecoverable, based upon factors surrounding the credit risk, historical trend and other information. Reserves are set aside on a customer by customer basis rather than on a percentage basis of all customers and amounted to $255,000 and $77,250 at February 28, 2002 and 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

         eNetpc's cash position at February 28, 2002 was $16,566, a decrease of $158,730 from $175,296 at February 28, 2001. During the twelve months ended February 28, 2002, net cash used in operating activities was $338,307 primarily due to the net loss of $830,768

         Net cash used in investing activities decreased $129,412 to $34,623 during the year ended February 28, 2002 primarily due to decreased investment in equipment.

         Net cash provided by financing activities of $214,200 for the year ended February 28, 2002 consisted primarily of net proceeds of $100,000 from stockholder notes payable, $70,000 from sales of common stock, and $44,200 from subscriptions to purchase common stock.

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

ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Reports....................................15,16

         Financial Statements

             Balance Sheets..................................................17
             Statements of Operations........................................18
             Statements of Stockholders' Equity..............................19
             Statements of Cash Flows........................................20
             Notes to Financial Statements................................21-27


                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is certain information concerning each of the directors and executive officers of eNetpc.

----------------------- --------- ----------------------------------------------
           Name           Age                  Position
----------------------- --------- ----------------------------------------------
Richard A. Pomije          47     Chairman, President, CEO & Secretary/Treasurer
----------------------- --------- ----------------------------------------------
James T. Greenfield        56     Director
----------------------- --------- ----------------------------------------------
Ed Havlik                  59     Director
----------------------- --------- ----------------------------------------------
Pierce McNally             50     Director
----------------------- --------- ----------------------------------------------

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

         PIERCE MCNALLY, chairman of Minnetonka-based LockerMate Corporation and advisor to numerous emerging growth businesses, became a member of the Board of Directors of eNetpc, Inc. effective June 4, 2001. Mr. McNally is a Director of several companies and is a graduate of Stanford University and the University of Wisconsin Law School. Mr. McNally assists the Company on matters pertaining to valuation, strategic direction and corporate finance.

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

ITEM 9.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2002, February 28, 2001, and February 28, 2000 to the Chairman and Chief Executive Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2002.

                           Summary Compensation Table

------------------------------- ---------------- ------------- -----------------
Name and Principal Position     Fiscal Year      Salary        Other Annual
                                                               Compensation (1)
------------------------------- ---------------- ------------- -----------------
Richard A. Pomije, Chairman
and CEO                         2002             $146,515      $13,323
------------------------------- ---------------- ------------- -----------------
                                2001             $193,115      $19,865
------------------------------- ---------------- ------------- -----------------
                                2000             $102,655      $18,751
------------------------------- ---------------- ------------- -----------------

(1) Automobile expenses.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Named Executive Officer during the 2002 fiscal year.

--------------------- ---------------------- ------------------------- ----------------- -------------------
                        Number of Shares        Percent of Total
                       Underlying Options       Options Granted to      Exercise Price
       Name                 Granted          Employees in Fiscal Year      ($/Share)       Expiration Date
--------------------- ---------------------- ------------------------- ----------------- -------------------
Richard A. Pomije              --                       --                    --                 --
--------------------- ---------------------- ------------------------- ----------------- -------------------
James Greenfield             75,000                    18.5                 $1.00                --
--------------------- ---------------------- ------------------------- ----------------- -------------------
Pierce McNally               100,000                   24.7                 $1.00                --
--------------------- ---------------------- ------------------------- ----------------- -------------------
All other employees          230,000                   56.8             $1.00 to $2.00           --
--------------------- ---------------------- ------------------------- ----------------- -------------------

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         The following table provides information relating to option exercises during fiscal year 2002 and the number and value of shares of Common Stock subject to options held by the Named Executive Officer as of February 28, 2002.

---------------------- ------------ --------------- ------------------------------- ------------------------------

                                                           Number of shares             Value of Unexercised
                         Shares                         Underlying Unexercised         In-the-Money Options at
                       Acquired on       Value        Options at Fiscal Year-End           Fiscal Year-End
     Name               Exercise       Realized        Exercisable/Unexercisable       Exercisable/Unexercisable
---------------------- ------------ --------------- ------------------------------- ------------------------------
Richard A. Pomije          --             --                      --                             --
---------------------- ------------ --------------- ------------------------------- ------------------------------
James Greenfield           --             --                  175,000/--                        --/--
---------------------- ------------ --------------- ------------------------------- ------------------------------
Pierce McNally             --             --                  100,000/--                        --/--
---------------------- ------------ --------------- ------------------------------- ------------------------------
Ed Havlik                  --             --                  20,000/--                         --/--
---------------------- ------------ --------------- ------------------------------- ------------------------------
All other employees        --             --                396,634/37,000                      --/--
---------------------- ------------ --------------- ------------------------------- ------------------------------

DIRECTORS' COMPENSATION

         To date, eNetpc has not paid any cash compensation to its directors for their services as directors, but may pay fees to its outside directors when it becomes profitable.



ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

         The following table sets forth certain information as of February 28, 2002 with respect to the number of shares of Common Stock beneficially owned by
(i) each person known by eNetpc to own beneficially 5% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 6825 Shady Oak Road, Eden Prairie, Minnesota 55344.

---------------------------------------- ------------------------- ----------------------------------------
Name of Beneficial Owner (1)                 Number of shares         Percentage of Outstanding Shares
---------------------------------------- ------------------------- ----------------------------------------
Richard A. Pomije                               3,095,720                           63.8%
---------------------------------------- ------------------------- ----------------------------------------
James T. Greenfield                             175,000(2)                           3.6
---------------------------------------- ------------------------- ----------------------------------------
Ed Havlik                                       25,000(3)                             *
---------------------------------------- ------------------------- ----------------------------------------
Pierce McNally                                  100,000(4)                           2.1
---------------------------------------- ------------------------- ----------------------------------------
All directors  and  executive  officers         3,395,720                           70.0
as a group (4 persons)
---------------------------------------- ------------------------- ----------------------------------------

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

(2) Includes 175,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

(3) Includes 20,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

(4) Includes 100,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.


ITEM 11.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a personal loan agreement with a shareholder on October 4, 2001, in the amount of $100,000 for one year paying interest at an annual rate of 12%.


ITEM 12.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8-K

           Form 8-K dated February 13, 2002, reporting under items 5 and 7 on the Company press release dated February 6, 2002, was filed on February 13, 2002.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ENETPC, INC.

Dated:  May 27, 2002           By:  /s/      Richard A. Pomije
                                    -------------------------------------------
                                    Richard A. Pomije, Chief Executive Officer
                                    (Principal executive officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated:  May 27, 2002             By: /s/      Richard A. Pomije
                                     ---------------------------------------------------------------
                                     Richard A. Pomije, Director, Chief Executive Officer, Chief
                                     Financial Officer and President (Principal executive officer)

Dated:  May 27, 2002             By: /s/      James T. Greenfield
                                     ---------------------------------------------------------------
                                     James T. Greenfield, Director

Dated:  May 27, 2002             By: /s/      Ed Havlik
                                     ---------------------------------------------------------------
                                     Ed Havlik, Director


                                  eNetpc, Inc.


                                FINANCIAL REPORT

                           FEBRUARY 28, 2002 AND 2001

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Shareholders eNetpc, Inc.


         We have audited the accompanying balance sheets of eNetpc, Inc. as of February 28, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements present fairly, in all material respects, the financial position of eNetpc, Inc. as of February 28, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                            /s/  VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
April 2, 2002



                                           eNetpc, Inc.

                                          BALANCE SHEETS
                                    February 28, 2002 and 2001


             ASSETS                                                        2002           2001
                                                                       -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                                          $    16,566    $   175,296
    Trade accounts receivable, less allowance for
        doubtful accounts 2002 $255,000; 2001 $77,250                      226,620        711,820
    Inventories                                                             59,650        164,743
    Prepaid expenses                                                         3,286         14,296
                                                                       -----------    -----------
             Total current assets                                          306,122      1,066,155

OTHER ASSETS                                                                13,531         31,575

PROPERTY AND EQUIPMENT                                                     151,109        221,665
                                                                       -----------    -----------

                                                                       $   470,762    $ 1,319,395
                                                                       ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $   208,931    $   153,156
    Accrued payroll                                                          8,111         15,734
    Accrued liabilities                                                     25,873         30,461
    Due to stockholder                                                     105,000           --
                                                                       -----------    -----------
             Total current liabilities                                     347,915        199,351

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value, 20,000,000 shares authorized
        2002 4,854,320; 2001 4,691,496 shares issued and outstanding        48,543         46,915
    Additional paid-in capital                                           3,986,600      4,694,607
    Deferred compensation                                                     --         (564,914)
    Stockholder subscription receivable                                    (24,964)          --
    Accumulated deficit                                                 (3,887,332)    (3,056,564)
                                                                       -----------    -----------
                                                                           122,847      1,120,044
                                                                       -----------    -----------

                                                                       $   470,762    $ 1,319,395
                                                                       ===========    ===========



See Notes to Financial Statements.




                                      eNetpc, Inc.

                                STATEMENTS OF OPERATIONS
                         Years Ended February 28, 2002 and 2001


                                                              2002            2001
                                                          ------------    ------------
Revenues:
    Sales                                                 $  4,060,699    $ 13,289,314
    Cost of sales                                            3,684,236      12,385,331
                                                          ------------    ------------
             Gross profit                                      376,463         903,983

    Selling, general and administrative expenses             1,196,829       2,238,925
                                                          ------------    ------------

             Operating loss                                   (820,366)     (1,334,942)

Other income (expense):
    Interest and other income                                   15,098           9,928
    Interest expense                                           (25,500)        (58,358)
                                                          ------------    ------------
                                                               (10,402)        (48,430)
                                                          ------------    ------------

             Net loss                                     $   (830,768)   $ (1,383,372)
                                                          ============    ============


Basic and diluted loss per share                          $       (.17)   $       (.30)
                                                          ============    ============

Weighted average shares outstanding - basic and diluted      4,767,291       4,571,090
                                                          ============    ============



See Notes to Financial Statements.



                                                            eNetpc, Inc.

                                                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                               Years Ended February 28, 2002 and 2001



                                                             Common Stock       Additional                Stockholder
                                                       -----------------------    Paid-In     Deferred    Subscription  Accumulated
                                                         Shares      Amount       Capital   Compensation   Receivable     Deficit
                                                       ----------  -----------  -----------  -----------  -----------  -----------
Balance, February 29, 2000                               4,333,095  $    43,331  $ 3,069,049  $  (237,370) $      --    $(1,673,192)
    Purchase of ITC                                          9,576           96       52,567         --           --           --
    Issuance of common stock, net of offering costs         40,000          400       99,605         --           --           --
    Conversion of debt to common stock                     308,825        3,088      923,386         --           --           --
    Deferred compensation related to stock option grants      --           --        550,000     (550,000)        --           --
    Amortization of deferred compensation                     --           --           --        222,456         --           --
    Net loss                                                  --           --           --           --           --     (1,383,372)
                                                        ----------  -----------  -----------  -----------  -----------  -----------

Balance February 28, 2001                                4,691,496       46,915    4,694,607     (564,914)        --     (3,056,564)
    Issuance of common stock                                35,000          350       69,650         --           --           --
    Issuance of common stock for subscription receivable   137,400        1,374       67,326         --        (68,700)        --
    Payments on subscriptions receivable                      --           --           --           --         44,200         --
    Interest on subscriptions receivable                      --           --           --           --           (464)        --
    Reversal of deferred compensation                         --           --       (812,500)     564,914         --           --
    Stock redemption                                        (9,576)         (96)     (32,483)        --           --           --
    Net loss                                                  --           --           --           --           --       (830,768)
                                                        ----------  -----------  -----------  -----------  -----------  -----------


Balance, February 28, 2002                               4,854,320  $    48,543  $ 3,986,600  $      --    $   (24,964) $(3,887,332)
                                                        ==========  ===========  ===========  ===========  ===========  ===========






See Notes to Financial Statements.



                                               eNetpc, Inc.

                                         STATEMENTS OF CASH FLOWS
                                  Years Ended February 28, 2002 and 2001

                                                                                   2002           2001
                                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $  (830,768)   $(1,383,372)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                               100,866        100,126
       Stock compensation expense                                                     --          222,456
       Accrued interest converted to common stock                                     --           26,474
       Write off of goodwill                                                        17,385           --
       Reversal of deferred compensation                                          (247,586)          --
       Loss on disposal of equipment                                                 4,972           --
       Interest added to stockholder subscription receivable                          (464)          --
       Interest added to due to stockholder                                          5,000           --
       (Increase) decrease in trade accounts receivable                            485,200       (137,314)
       (Increase) decrease in inventories                                          105,093        130,768
       (Increase) decrease in prepaid expenses                                      11,010          1,730
       Increase (decrease) in accounts payable                                      55,775        (86,173)
       Increase (decrease) in accrued liabilities                                  (44,790)       (31,855)
                                                                               -----------    -----------
        Net cash used in operating activities                                     (338,307)    (1,157,160)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                             (35,282)      (164,035)
    Other assets                                                                       659           --
                                                                               -----------    -----------
        Net cash used in investing activities                                      (34,623)      (164,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from due to stockholder                                               100,000        900,000
    Net proceeds from sale of common stock                                          70,000        100,005
    Payments on stockholder subscriptions receivable                                44,200           --
                                                                               -----------    -----------
        Net cash provided by financing activities                                  214,200      1,000,005

        Increase (decrease) in cash and cash equivalents                          (158,730)      (321,190)

Cash and cash equivalents:
    Beginning                                                                      175,296        496,486
                                                                               -----------    -----------
    Ending                                                                     $    16,566    $   175,296
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                                 $    20,500    $    31,884
                                                                               ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Deferred compensation related to stock options grants                      $      --      $   550,000
                                                                               ===========    ===========

    Note payable, stockholder and accrued interest converted to common stock   $      --      $   926,474
                                                                               ===========    ===========

    Stock issued for purchase of ITC                                           $      --      $    52,663
                                                                               ===========    ===========

    Issuance of common stock for stock subscription                            $    68,700    $      --
                                                                               ===========    ===========

    Stock redemption for accrued expense                                       $    32,579    $      --
                                                                               ===========    ===========

See Notes to Financial Statements.

                                  eNetpc, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended February 28, 2002 and 2001



Note 1.       Nature of Business and Summary of Significant Accounting Policies:

              Nature of business:

              eNetpc, Inc.(the Company) currently has two reportable segments, .Com and .Net. The .Com segment markets a line of microcomputers, including personal computers, workstations and file servers under the CyberStar brand name and is an authorized reseller of products from Compaq, IBM, Digital Equipment and Hewlett-Packard, among others. The .Net segment is comprised of the ASP (Application Service Provider) business unit which began on March 1, 2001 to provide application and data server services, web site hosting and development and e-commerce solutions.

              Purchase and closure of division:

              On April 1, 2000, the Company entered into a stock exchange agreement with the stockholders of International Trade Center, Inc. (ITC) to acquire the stock of ITC. The Company issued 9,576 shares of stock for the purchase. Operations of ITC are included in the Company's results of operations from the date of acquisition. During the year ended February 28, 2002, the Company closed this portion of its .COM segment.

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

              Software costs:

              Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. At February 28, 2002 and 2001, unamortized software development costs were $115,758 and $95,758, net of accumulated amortization of $64,074 and $26,599 and are included in property and equipment.

              Goodwill:

              The Company classified a portion of the purchase of ITC as goodwill. As part of the closure of its distribution line of business, goodwill was written off in 2002.

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

              Advertising:

              The Company expenses advertising costs as they are incurred. Advertising costs were $1,900 and $8,900 for 2002 and 2001, respectively.

              Revenue recognition:

              The Company recognizes sales when the products are shipped. Revenue from services is recognized when the service is provided. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

              Net loss per share:

              Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants.

              Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the years ended February 28, 2002 and 2001 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

              Credit risk and allowance for doubtful accounts:

              The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

              Carrying value of financial instruments:

              The  carrying  value  of  the  Company's   financial   instruments
              approximates fair value at February 28, 2002 and 2001.

              Recently issued accounting pronouncements:

              The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations." This Statement addresses financial accounting and reporting for business combinations. It eliminates the pooling-of-interests method and requires all business combinations be accounted for using the purchase method. The provisions of the Statement apply to all business combinations initiated after June 30, 2001, and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of the new standard will have no initial effect on the Company's financial statements.

              The FASB also recently issued SFAS 142 "Goodwill and Other Intangible Assets." This Statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under the new standard, amortization of existing goodwill ceases upon adoption of SFAS 142 and is replaced by periodic evaluation for impairment using specific methodology. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will apply SFAS 142 beginning with the first quarter of its fiscal year ending February 28, 2003. The effects of adoption of SFAS 142 on the Company's financial statements are not determinable currently or for any future periods.

              In June 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal year beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS 143.

              In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes SFAS 121 and is effective for financial statements issued for fiscal years beginning after December 31, 2001. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS 144.

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

               Troubled Financial Condition and Management's Plans:

               The Company has experienced recurring net losses and current liabilities exceed current assets at February 28, 2002.

               Management's plans and objectives to improve the financial condition of the Company are as follows:

               1) The Company has engaged an investment banking firm to arrange for continuing financing in support of the Company's short and long term objectives.
               2) The acquisition of developed software applications, with proven recurring revenue generation ability and high margin performance, is in progress to broaden the company product lines.
               3) Continued reduction of overhead expenses through consolidation of operating functions will be in constant review.
               4) Implementation of new marketing strategies for eSelect 2.5 that develop new recurring revenues for this product offering are expected to add a moderate amount of new revenues.

              There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they became due.

Note 2.       Property and Equipment:

                                                                      2002                 2001
                                                                 --------------       --------------
                 Office equipment and furniture                  $      469,366       $      459,045
                 Leasehold improvements                                  37,270               37,270
                 Production equipment                                    61,515               46,915
                                                                 --------------       --------------
                                                                        568,151              543,230
                 Less accumulated depreciation and amortization         417,042              321,565
                                                                 --------------       --------------
                                                                 $      151,109       $      221,665
                                                                 ==============       ==============
Note 3.       Other Assets:

                                                                      2002                 2001
                                                                 --------------       --------------
                 Goodwill                                        $        -           $       18,602
                 Less accumulated amortization                            -                   (1,217)
                 Deposits                                                13,531               14,190
                                                                 --------------       --------------
                                                                 $       13,531       $       31,575
                                                                 ==============       ==============

Note 4.       Due to Stockholder:

              The Company has a note payable to a stockholder in the amount of $100,000 at February 28, 2002 which is due on October 4, 2002 including interest at 12% per annum. The note is collateralized by property owned by a related stockholder/officer. Interest accrued and expensed for the year ended February 28, 2002 was $5,000.

Note 5.       Income Taxes:

              At February 28, 2002, the Company had net operating loss carryforwards of approximately $3,500,000. The net operating loss carryforwards are available to offset future taxable income through 2021 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. Significant components of the Company's deferred tax assets are as follows:

                                                                       2002              2001
                                                                  --------------    --------------
                 Deferred tax assets:
                    Net operating loss carryforwards              $    1,350,000    $    1,050,000
                    Deferred compensation                                  -                90,000
                    Other                                                105,000            40,000
                                                                  --------------    --------------
                 Deferred tax assets before valuation allowance        1,455,000         1,180,000
                 Valuation allowance                                  (1,455,000)       (1,180,000)
                                                                  ---------------   ---------------
                 Net deferred tax assets                          $        -        $        -
                                                                  ==============    ==============

Note 6.       Stockholders' Equity:

              Warrants:

              In 1998, the Company issued 50,000 warrants to purchase common stock in connection with a sale of Company stock. The warrants carry an exercise price of $2.20 per share and expire in April 2003.

              In January 2000, the Company sold 400,000 shares of common stock at $2.50 per share from which the Company received $897,070, net of offering costs. Each share purchased has an accompanying warrant to purchase one share of common stock at a price of $7.50 per share which becomes exercisable in February 2001 and expires four years thereafter. In connection with the sale of shares, the Company issued 30,000 warrants to the selling agent, which have an exercise price of $3.00. The selling agent may receive an additional 30,000 five-year warrants with an exercise price of $9.00, based on the number of companion warrants issued. During the year ended February 28, 2002, the Company issued 29,000 warrants to former employees with exercise prices of $1.00 to $2.00.

              Stock options:

              The Company has a stock option plan that includes both incentive and non-statutory stock options granted to directors, officers, employees and consultants of the Company. The maximum number of shares of Common Stock reserved for issuance is 1,000,000 shares under the 1996 Stock Option Plan. Option activity is summarized as follows:

                                                  Stock Option Plan
                                              -------------------------                                  Weighted
                                                 Shares                                                   Average
                                                Available                                                 Exercise
                                                  for         Options       Non-Plan       Options        Price
                                                 Grant      Outstanding     Options     Outstanding    Per share
                                              -----------   -----------   -----------   ------------  --------------
                 Balance at February 29, 2000     569,816       430,184       300,000       730,184   $     2.19
                    Options granted               (20,000)       20,000       192,004       212,004         2.69
                    Options canceled                -             -             -             -              -
                                              -----------   -----------   -----------   -----------
                 Balance at February 28, 2001     549,816       450,184       492,004       942,188         2.30
                    Options granted              (405,000)      405,000         -           405,000         1.12
                    Options canceled              126,550      (126,550)     (492,004)     (618,554)        2.80
                                              -----------   ------------  ------------  ------------

                 Balance at February 28, 2002     271,366       728,634         -           728,634   $     1.47
                                              ===========   ===========   ===========   ===========   ==========


              The Company had 395,000 exercisable options at February 28, 2002 with a weighted average exercise price of $1.13. Exercise prices for options outstanding ranged from $1.00 to $3.00.

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

              Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility range of 150%, risk-free interest rates of 5.0% and 5.5% in 2002 and 2001 and a weighted average expected life of the option of four years in 2002 and 2001.

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

              For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                                      2002              2001
                                                                 --------------    --------------
              Pro forma net loss                                 $   (1,133,827)   $   (2,060,576)

              Basic and dilutive pro forma net loss per share    $        (.24)    $        (.45)

              In January 2000, the Company granted 300,000 options to an employee of the Company at an exercise price below the fair market value of the common stock. As a result, the Company has recorded deferred compensation expense of $262,500. The options vest over a five-year period; however, the vesting can be accelerated if certain performance goals are obtained. The Company believes it is more likely than not that the performance goals will be achieved and as a result is amortizing the compensation expense over the performance period. During the year ended February 28, 2001, the Company recognized $136,720 of compensation expense related to these options. As part of the purchase of ITC, the Company granted options to employees to purchase 100,000 shares of stock at $1.75 per share. The options become exercisable five years after their issuance and may become exercisable three years after their issuance if certain performance criteria are met. Deferred compensation expense of $550,000 was recorded and the Company recognized $85,736 of compensation expense in 2001 related to these options. During the year ended February 28, 2002, the Company released the above employees and the options were cancelled which resulted in a reversal of any compensation expense previously recognized of $247,586.


Note 7.       Segment Data:

              The Company has two reportable segments: The first is .COM made up of computer systems and products. This segment, which is comprised of the CyberStar, VAR and Virtual Distribution divisions, distributes branded and proprietary computer systems, software and peripheral equipment. The second segment is .NET which provides web hosting and development, application software, server co-location, hardware implementation and complete storage solutions. The division targets its services to all solution providers who require assistance to sell their products on the internet. Sales information by division is as follows:

                                                              Year Ended
                                                 -------------------------------
                                                  February 28,      February 28,
                                                     2002              2001
                                                 --------------    -------------
               Net sales:
                 CyberStar division              $      709,658    $  1,312,461
                 VAR division                           619,351         945,955
                 Virtual Distribution division        2,691,029      11,030,898
                                                 --------------    ------------
                       Subtotal .COM                  4,020,038      13,289,314
                 .NET division                           40,661           --
                                                 --------------    ------------
                       Total Net Sales           $    4,060,699    $ 13,289,314
                                                 ==============    ============

Note 8.       Commitments and Contingencies:

              The Company leases office space in Minnesota and Arizona and also two vehicles under operating leases that expire at various times through February 2004. Lease expense for the years ended February 28, 2002 and 2001 was $122,800 and $155,500, respectively.

              The following is a schedule, by year, of future minimum rental payments as of February 28, 2002:

                                  Office
                                   Space          Vehicles            Total
                              --------------   --------------    --------------
                    2003      $       41,926   $       17,300    $       59,226
                    2004              22,648           12,300            34,948
                              --------------   --------------    --------------
                              $       64,574   $       29,600    $       94,174
                              ==============   ==============    ==============

              The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


Note 9.       Major Customers:


              The Company had three customers which represented 40% and 44% of sales in 2002 and 2001, respectively. Accounts receivable from these customers was $40,000 and $448,005 at February 28, 2002 and 2001, respectively.