Form 10QSB
period 2002-05-31
ENETPC INC
filed 2002-07-15
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934


For the quarterly period ended May 31, 2002.

 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the issuer's Common Stock outstanding at July 8, 2002 was 4,854,320 shares.



                                        ENETPC, INC.

                                     TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------

                               Part I. Financial Information

Item 1.      Financial Statements

             Balance Sheets as of May 31, 2002 (unaudited) and February 28, 2002         3

             Statements of Operations for Three Months Ended May 31, 2002 and 2001
             (unaudited)                                                                 4

             Statements of Cash Flows for the Three Months Ended May 31, 2002 and
             2001 (unaudited)                                                            5

             Notes to the Financial Statements (unaudited)                               6

Item 2.      Management's Discussion and Analysis                                        7


                                 Part II. Other Information

Signature                                                                                9




                                       eNETPC, INC.
                                      BALANCE SHEETS

                                                                May 31       February 28
                                                                 2002            2002
                                                              ...........    ...........
ASSETS                                                        (Unaudited)
Current assets:
        Cash                                                  $    10,766    $    16,566
        Accounts receivable, less allowance
        for doubtful accounts - $262,703 at May 31,
        2002 and $255,000 at February 28, 2002                    136,153        226,620
        Inventories                                                34,016         59,650
        Prepaid expenses                                            3,168          3,286
                                                              ...........    ...........
Total current assets                                              184,103        306,122

Property and equipment:
        Office equipment and furniture                            469,366        469,366
        Leasehold improvements                                     37,271         37,271
        Production equipment                                       61,515         61,515
                                                              ...........    ...........
                                                                  568,152        568,152
        Accumulated depreciation                                 (437,485)      (417,043)
                                                              ...........    ...........
                                                                  130,667        151,109
Other Assets                                                       10,700         13,531
                                                              -----------    -----------
Total assets                                                  $   325,470    $   470,762
                                                              ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                           162,453        208,931
       Accrued payroll and payroll taxes                            8,111          8,111
       Accrued liabilities                                         13,547         25,873
       Note payable to related party                              168,000        105,000
                                                              ...........    ...........
Total current liabilities                                         352,111        347,915

Shareholders' equity:
         Common stock, $.01 par value
                  Authorized shares - 20,000,000
                  Issued and outstanding shares - 4,854,320
                  at May 31, 2002 and February 28, 2002            48,543         48,543
         Additional paid-in capital                             3,986,600      3,986,600
         Stockholder Subscription Receivable                      (15,165)       (24,964)
         Accumulated deficit                                   (4,046,619)    (3,887,332)
                                                              ...........    ...........
Total shareholders' equity                                        (26,641)       122,847
                                                              -----------    -----------
Total liabilities and shareholders' equity                    $   325,470    $   470,762
                                                              ===========    ===========


                                  eNETPC, INC.
                       STAEMENT OF OPERATIONS (UNAUDITED)


                                                       THREE MONTHS ENDING
                                                              MAY 31

                                                       2002            2001
                                                   ...........      ...........
Sales                                              $   233,962      $ 2,616,655
Cost of Sales                                          189,782        2,358,626
                                                   ...........      ...........
      Total Gross Profit                                44,180          258,029

Operating expenses:
     General and administrative                        183,582           92,796
      Sales and marketing                               16,886          121,776
                                                   ...........      ...........
                                                       200,468          214,572
                                                   ...........      ...........

Profit or (loss) from operations                      (156,288)          43,457

Other income (expense):
      Interest income                                     --                 60
      Interest Expense                                  (3,000)         (19,084)
      Other income (expense)                                             (7,155)
                                                   ...........      ...........
                                                        (3,000)         (26,179)
                                                   ...........      ...........
Net income (loss)                                  $  (159,288)     $    17,278
                                                   ===========      ===========


Net loss per common share - basic
      and diluted                                  $     (0.03)            --

Weighted average common shares
      outstanding - basic and diluted                4,854,320        4,691,496



SEE ACCOMPANYING NOTES
                                  eNETPC, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                            THREE MONTHS ENDED
                                                                  MAY 31
 (Unaudited)                                                2002         2001
                                                         ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss)                                        $(159,288)   $  17,278
Adjustments to reconcile net profit (loss) to net cash
     used in operating activities:
          Depreciation and amortization                     20,442       23,072
           Amortization of deferred compensation              --       (190,639)
          Changes in operating assets and liabilities:
                        Accounts Receivable                 90,467     (302,660)
                        Inventories                         25,634      (18,314)
                        Prepaid expenses                     2,950      (24,368)
                        Accounts payable                   (46,478)     (77,676)
                        Accrued expenses                   (12,326)     523,829
                                                         ---------    ---------
Net cash provided by (used in) operating activities        (78,599)     (49,478)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           --        (34,217)
                                                         ---------    ---------
Net cash provided (used in) investing activities              --        (34,217)

CASH FLOWS FROM FINANCING ACTIVITIES
Net  reduction in stockholder subscription receivable        9,799
Net proceeds from notes payable                             63,000         --
                                                         ---------    ---------
Net cash provided by (used in) financing activities         72,799         --

Decrease in cash                                            (5,800)     (83,695)
Cash at beginning of period                                 16,566      175,296
                                                         ---------    ---------
Cash at end of period                                    $  10,766    $  91,601
                                                         =========    =========


Supplemental information:
         Cash paid during the period for interest        $    --      $  19,084


 SEE ACCOMPANYING NOTES

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of May 31, 2002 and for the three months ended May 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2002, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.

Note 3.  NOTE PAYABLE  TO RELATED PARTY

The Company has a note payable to a stockholder in the amount of $100,000 at February 28, 2002 which is due on October 4, 2002 including interest at 12% per annum. The note is collateralized by property owned by a related stockholder/officer. Interest expensed for the period ending May 31, 2002 was $3,000 and interest accrued at May 31, 2002 was $8,000. The Company also has a liability payable to a stockholder and officer in the amount of $60,000 accruing no interest and no due date.


Note 4.  SEGMENT AND GEOGRAPHIC DATA

eNetpc, Inc.(the Company) currently has two reportable segments, .Com and .Net. The .Com segment markets a line of microcomputers, including personal computers, workstations and file servers under the eNetpc brand name and is an authorized reseller of products from Compaq, IBM, Digital Equipment and Hewlett-Packard, among others. The .Net segment is comprised of the ASP (Application Service Provider) business unit which began on March 1, 2001 to provide application and data server services, web site hosting and development and e-commerce solutions.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                                      Three Months Ended
                                                            May 31

                                                    2002               2001
                                                  -------            -------

Sales                                               100.0%             100.0%
Cost of sales                                        81.0               90.0
                                                  -------            -------
Gross profit                                         19.0               10.0
                                                  -------            -------

Operating expenses
General and administrative                           78.5                3.5
Sales and marketing                                   7.2                4.7
                                                  -------            -------
                                                     85.7                8.2
                                                  -------            -------

Income (loss) from operations                       (66.8)               1.7
Other income (expense)                               (1.3)              (1.0)
                                                  -------            -------

Net income (loss)                                   (68.1)%              0.7%
                                                  =======            =======




COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2002 AND 2001

NET SALES. Net sales decreased $2,382,693 or 91.1%, to $233,962 in the three months ended May 31, 2002 compared to $2,616,655 for the three months ended May 31, 2001. In fiscal 2002, continued recession of computer markets forced the Company to further refine its product offerings and led to the closing of the Virtual Distribution business. This closing is the primary cause of the decrease in net sales.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2003 was $44,180, or 18.9% of net sales, compared to $258,029, or 9.9% of net sales, in the prior year. The decrease in gross profit is due primarily to the reduction in sales from closing the Virtual distribution business.

OPERATING EXPENSES. General and administrative expenses were $183,582, or 78.5% of net sales, in the first quarter of fiscal 2003 compared to $92,796, or 3.5% of net sales, in the first quarter of fiscal 2002. This increase is due primarily to a one time reduction in expense in the first quarter of fiscal 2002 for a reversal of deferred compensation expenses for an employee who left the Company without exercising the available stock options, $190,640.

Sales and marketing expenses decreased by $104,891 due primarily to the closing of the Virtual Distribution business and its related sales expenses.

Loss from operations increased by $199,745 to $(156,288) in the first quarter of fiscal 2003 from a profit of $43,457 in fiscal 2002, reflecting the decrease in gross profit and decrease in operating expenses.

Interest expense decreased by $16,084 to $3,000 in the first quarter of fiscal 2003 from $19,084 in fiscal 2002 due to decreased borrowings.

As a result of the foregoing factors, net loss increased by $176,566 to $(159,288) in the first quarter of fiscal 2003 from a profit of $17,278 in fiscal 2002.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at May 31, 2002 was $10,766, a decrease of $5,800 from $16,566 at February 28, 2002. During the three months ended May 31, 2002, net cash used in operating activities was $78,599 due primarily to the net loss from operations of $(159,288), and the decreases in accounts payable $(46,478) and accrued expenses $(12,326), offset by the decrease in accounts receivable of $90,467, the decrease in inventories of $25,634, the decrease in prepaid expenses of $2,950, and the increase in depreciation and amortization $20,442.

Net cash used in investing activities in the three months ended May 31, 2002 was $0 compared to the net cash used in investing activities for the three months ended May 31, 2001 of $34,217 for the purchases of equipment and computers.

Net cash provided by financing activities in the three months ended May 31, 2002 was 72,799 primarily due to loans made to the Company by a major shareholder and officer.


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

                                               eNETPC, INC.


Dated:  July 8, 2002                           By    /s/ Richard A. Pomije
                                                     ---------------------------
                                                     Richard A. Pomije
                                                     Its Chief Executive Officer