Form 10QSB
period 2002-08-31
ENETPC INC
filed 2002-10-16
CIK 1065598

12

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended August 31, 2002.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Minnesota                                         41-1427445
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
           or organization)                                  Identification No.)

6825 Shady Oak Road, Eden Prairie, Minnesota                       55344
---------------------------------------------                -------------------
(Address of principal executive offices)                        (ZIP Code)

Issuer's telephone number, including area code:                (952) 943-1598
                                                             -------------------


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the issuer's Common Stock outstanding at October 15, 2002 was 4,854,320 shares.

                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of August 31, 2002 (unaudited) and
           February 28, 2002                                                 3

           Statements  of  Operations  for Three Months and Six Months
           Ended August 31, 2002 and 2001 (unaudited)                        4

           Statements of Cash Flows for the Six Months Ended
           August 31, 2002 and 2001 (unaudited)                              5

           Notes to the Financial Statements (unaudited)                     6

Item 2.    Management's Discussion and Analysis                              7


                           Part II. Other Information

Item 3.    Controls and Procedures                                          10

           Signature                                                        10

           Certifications                                                   11


                                  eNETPC, INC.
                                 BALANCE SHEETS

                                                           August 31     February 28
                                                             2002           2002
                                                          ...........    ...........
                                                         (Unaudited)
ASSETS
Current assets:
        Cash                                              $     6,174    $    16,566
        Accounts receivable, less allowance
        for doubtful accounts - $262,703 at August 31,
        2002 and $255,000 at February 28, 2002                 61,458        226,620
        Inventories                                            30,224         59,650
        Prepaid expenses                                        4,422          3,286
                                                          ...........    ...........
Total current assets                                          102,278        306,122

Property and equipment:
        Office equipment and furniture                        469,664        469,366
        Leasehold improvements                                 37,271         37,271
        Production equipment                                   61,515         61,515
                                                          ...........    ...........
                                                              568,450        568,152
        Accumulated depreciation                             (457,928)      (417,043)
                                                          ...........    ...........
                                                              110,522        151,109
Other Assets                                                   10,700         13,531
                                                          -----------    -----------
Total assets                                              $   223,500    $   470,762
                                                          ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                       158,353        208,931
       Accrued payroll and payroll taxes                        8,111          8,111
       Accrued liabilities                                     20,982         25,873
       Due to stockholder                                     149,908        105,000
                                                          ...........    ...........
Total current liabilities                                     337,354        347,915

Shareholders' equity(deficit):
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares - 4,854,320        48,543         48,543
         Additional paid-in capital                         3,986,600      3,986,600
         Stockholder Subscription Receivable                  (15,165)       (24,964)
         Accumulated deficit                               (4,133,832)    (3,887,332)
                                                          ...........    ...........
Total shareholders' equity(deficit)                          (113,854)       122,847
                                                          -----------    -----------
Total liabilities and shareholders' equity(deficit)       $   223,500    $   470,762
                                                          ===========    ===========



                                         eNETPC, INC.
                              STATEMENT OF OPERATIONS (UNAUDITED)


                                            THREE MONTHS ENDING          SIX MONTHS ENDED
                                                  31-Aug                       31-Aug

                                            2002          2001         2002          2001
                                        ...........    .........   ...........    ...........
Sales                                   $   125,215    $ 697,635   $   359,184    $ 3,314,290
Cost of Sales                                92,384      646,017       282,166      3,004,644
                                        ...........    .........   ...........    ...........
      Total Gross Profit                     32,831       51,618        77,018        309,647

Operating expenses:
     General and administrative             111,939      271,391       295,528        364,186
      Sales and marketing                     3,601       84,784        20,487        206,561
                                        ...........    .........   ...........    ...........
                                            115,540      356,175       316,015        570,747
                                        ...........    .........   ...........    ...........

Profit or (loss) from operations            (82,709)    (304,557)     (238,997)      (261,100)

Other income (expense):
      Interest income                          --            177                          237
      Interest Expense                       (4,500)     (15,207)       (7,500)       (34,291)
      Other income (expense)                                 217                       (6,938)
                                        ...........    .........   ...........    ...........
                                             (4,500)     (14,813)       (7,500)       (40,992)
                                        ...........    .........   ...........    ...........
Net income (loss)                       $   (87,209)   $(319,370)  $  (246,497)   $  (302,092)
                                        ===========    =========   ===========    ===========


Net loss per common share - basic
      and diluted                       $     (0.02)   $   (0.07)  $     (0.05)   $     (0.06)

Weighted average common shares
      outstanding - basic and diluted     4,854,320    4,708,996     4,854,320      4,700,246

SEE ACCOMPANYING NOTES



                                  eNETPC, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                 31-Aug
 (Unaudited)                                               2002         2001
                                                         ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss)                                        $(246,497)   $(302,091)
Adjustments to reconcile net profit (loss) to net cash
     used in operating activities:
          Depreciation and amortization                     40,885       46,144
           Amortization of deferred compensation              --       (190,639)
          Changes in operating assets and liabilities:
                        Accounts Receivable                162,994      338,930
                        Inventories                         29,425       19,530
                        Prepaid expenses                     3,864        5,824
                       Other                                  --            923
                        Accounts payable                   (50,123)     (97,428)
                        Accrued expenses                   (10,347)      21,937
                                                         ---------    ---------
Net cash provided by (used in) operating activities        (69,799)    (156,870)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           (299)     (34,696)
                                                         ---------    ---------
Net cash provided (used in) investing activities              (299)     (34,696)

CASH FLOWS FROM FINANCING ACTIVITIES
Net  reduction in stockholder subscription receivable        9,799         --
Net proceeds from sale of common stock                        --         70,000
Net proceeds from due to stockholder                        49,908         --
                                                         ---------    ---------
Net cash provided by (used in) financing activities         59,707       70,000

Decrease in cash                                           (10,391)    (121,566)
Cash at beginning of period                                 16,566      175,296
                                                         ---------    ---------
Cash at end of period                                    $   6,175    $  53,730
                                                         =========    =========


Supplemental information:
         Cash paid during the period for interest        $    --      $  34,291


 SEE ACCOMPANYING NOTES

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of August 31, 2002 and for the three months ended August 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2002, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.


Note 3.  DUE TO STOCKHOLDER

The Company has a note payable to a stockholder in the amount of $149,908 at August 31, 2002 which is due on October 4, 2002 including interest at 12% per annum. The note is collateralized by property owned by a related stockholder/officer. Interest expensed for the period ending August 31, 2002 was $7,500 and interest accrued at August 31, 2002 was $12,500.


Note 4. NET INCOME (LOSS) PER COMMON SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:


                                 Three Months Ended     Six Months Ended
                                      August 31             August 31

                                   2002       2001      2002       2001
                                 -------    -------    -------    -------

Sales                              100.0%     100.0%     100.0%     100.0%
Cost of sales                       73.8       92.6       78.6       90.7
                                 -------    -------    -------    -------
Gross profit                        26.2        7.4       21.4        9.3
                                 -------    -------    -------    -------

Operating expenses
General and administrative          89.4       38.9       82.3       11.0
                                 -------    -------    -------    -------
Sales and marketing                  2.9       12.2        5.7        6.2
                                 -------    -------    -------    -------
                                    92.3       51.1       88.0       17.2
                                 -------    -------    -------    -------

Income (loss) from operations      (66.1)     (43.7)     (66.6)      (7.9)
Other income (expense)              (3.6)      (2.1)      (2.1)      (1.2)
                                 -------    -------    -------    -------

Net income (loss)                  (69.7)%    (45.8)%    (68.7)%     (9.1)%
                                 -------    =======    -------    =======


COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2002

NET SALES. Net sales decreased $572,420 or 82%, to $125,215 in the three months ended August 31, 2002 compared to $697,635 for the three months ended August 31, 2001. The decrease in all business unit sales is primarily due to the continuing downturn in the computer industry as a whole.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2003 was $32,831, or 26.2% of net sales, compared to $51,618, or 7.4% of net sales, in the prior year. The decrease in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General and administrative expenses were $111,939, or 89.4% of net sales, in the second quarter of fiscal 2003 compared to $271,391, or 38.9% of net sales, in the second quarter of fiscal 2002. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2003. Sales and marketing expenses decreased by $81,813 due primarily to reductions in sales staff and related expenses.

Loss from operations decreased by $221,848 to $(82,709) in the second quarter of fiscal 2003 from a loss of $(304,557) in fiscal 2002, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $10,707 to $4,500 in the second quarter of fiscal 2003 from $15,207 in fiscal 2002 due to decreased borrowings on a receivables financing agreement.

As a result of the foregoing factors, net loss decreased by $232,161 to $(87,209) in the second quarter of fiscal 2003 from a loss of $(319,369) in fiscal 2002.


COMPARISON OF THE SIX MONTHS ENDED AUGUST 31, 2001 AND 2002

NET SALES. Net sales decreased $2,955,106 or 89%, to $359,184 in the six months ended August 31, 2002 compared to $3,314,290 for the six months ended August 31, 2001.

GROSS PROFIT. Gross profit for the first half of fiscal 2003 was $77,018, or 21.4% of net sales, compared to $309,646, or 9.3% of net sales, in the prior year. The decrease in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General and administrative expenses were $295,528 , or 82.3% of net sales, in the first half of fiscal 2003 compared to $364,186, or 11.0% of net sales, in the first half of fiscal 2002. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2003. Sales and marketing expenses increased by $186,074 due primarily to increased efforts to increase and sustain sales levels.

Loss from operations increased by $22,104 to $(238,997) in the first half of fiscal 2003 from a loss of $(261,101) in fiscal 2002, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $26,791 to $7,500 in the first half of fiscal 2003 from $34,291 in fiscal 2002 due to decreased borrowings on a receivables financing agreement.

As a result of the foregoing factors, net loss decreased by $55,596 to $(246,497) in the first half of fiscal 2003 from a loss of $(302,093) in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at August 31, 2002 was $6,174, a decrease of $10,392 from $16,566 at February 28, 2002. During the six months ended August 31, 2002, net cash used in operating activities was $69,799 due primarily to the net loss from operations of $(246,497), the decrease in amortization of deferred compensation $(190,639), and the decrease in accounts payable $(50,123), offset by the decrease in accounts receivable of $162,994, the decrease in inventories of $29,425, the decrease in prepaid expenses of $3,864, the decrease in depreciation and amortization of $5,259, and the increase in accrued expenses $10,347. The decrease in accounts receivable is the result of lower sales in the 6 months ending August 31, 2002. The decrease in amortization of deferred compensation is due to the reversal of prior expenses for amortization of deferred compensation. The decrease in accounts payable reflects a lower operating expense level.

Net cash used in investing activities in the six months ended August 31, 2002 was $300 due to the purchases of equipment as compared to the net cash used in investing activities for the six months ended August 31, 2001 of $34,696 also due to the purchases of equipment and computers.

Net cash provided by financing activities in the six months ended August 31, 2001 was $70,000 from the sale of common stock.


SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The Company's significant accounting policies are described in Note 1 to the financial statements for the year ended February 28, 2002. The accounting policies used in preparing our interim 2003 financial statements are the same as those described in February 28, 2002 financial statements. The most significant estimates and assumptions relate to the valuation of inventory, capitalized software development costs, and the reserves set aside for bad debts. Actual amounts could differ from these estimates.

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

         Reserves Set Aside for Bad Debts called "Allowance for Doubtful
Accounts"

         The Company reviews customers' credit history before extending credit. Generally, a minimum credit limit is established for a first time customer with acceptable credit ratings. As experience is gained with a customer, an increase in the credit limit can be made based on acceptable payment performance. An allowance for doubtful accounts is made only after collection efforts have been expended and management assesses the situation as unrecoverable, based upon factors surrounding the credit risk, historical trend and other information. Reserves are set aside on a customer by customer basis rather than on a percentage basis of all customers.

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




                           PART II. OTHER INFORMATION


ITEM 3:  CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that eNetpc, Inc.'s disclosure controls and procedures are effective.

            There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eNETPC, INC.


Dated:  October 15, 2002                By    /s/ Richard A. Pomije
                                              ----------------------------------
                                              Richard A. Pomije
                                              Its Chief Executive Officer

                                 CERTIFICATIONS

I, Richard A. Pomije, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eNetpc, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have  indicated  in  this  quarterly  report  whether  or  not  there  were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 15, 2002         Signed:  /s/  Richard A. Pomije
                                        ----------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Richard A. Pomije, the Chief Executive Officer and principal financial officer of eNetpc, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended August 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.





Date: October 15, 2002         Signed:  /s/  Richard A. Pomije
                                        ----------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.