Form 10QSB
period 2002-11-30
ENETPC INC
filed 2003-01-13
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended November 30, 2002.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Minnesota                                      41-1427445
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                             Identification No.)


6825 Shady Oak Road, Eden Prairie, Minnesota                     55344
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (ZIP Code)

Issuer's telephone number, including area code:       (952) 943-1598
                                                      --------------


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the issuer's Common Stock outstanding at January 15, 2003 was 4,854,320 shares.

                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                          Part I. Financial Information

Item 1.   Financial Statements

          Balance Sheets as of November 30, 2002 (unaudited) and
          February 28, 2002                                                   3

          Statements  of  Operations  for Three Months and Nine Months Ended
          November 30, 2002 and 2001 (unaudited)                              4

          Statements of Cash Flows for the Nine Months Ended November 30,
          2002 and 2001 (unaudited)                                           5

          Notes to the Financial Statements (unaudited)                       6

Item 2.   Management's Discussion and Analysis                                7


                           Part II. Other Information

Item 3.   Controls and Procedures                                            10

          Signature                                                          10

          Certifications                                                     11


                                     eNETPC, INC.
                                    BALANCE SHEETS

                                                           November 30    February 28
                                                              2002            2002
                                                           -----------    -----------
ASSETS                                                     (Unaudited)
Current assets:
        Cash                                               $      --      $    16,566
        Accounts receivable, less allowance
        for doubtful accounts - $262,703 at November 30,
        2002 and $255,000 at February 28, 2002                  51,910        226,620
        Inventories                                             29,830         59,650
        Prepaid expenses                                         4,947          3,286
                                                           ...........    ...........
Total current assets                                            86,687        306,122

Property and equipment:
        Office equipment and furniture                         469,664        469,366
        Leasehold improvements                                  37,271         37,271
        Production equipment                                    61,515         61,515
                                                           ...........    ...........
                                                               568,450        568,152
        Accumulated depreciation                              (478,370)      (417,043)
                                                           ...........    ...........
                                                                90,080        151,109
Other Assets                                                    10,700         13,531
                                                           -----------    -----------
Total assets                                               $   187,467    $   470,762
                                                           ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                        193,644        208,931
       Accrued payroll and payroll taxes                         8,111          8,111
       Accrued liabilities                                      23,700         25,873
       Due to stockholder                                      139,908        105,000
                                                           ...........    ...........
Total current liabilities                                      365,363        347,915

Shareholders' equity(deficit):
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares - 4,854,320         48,543         48,543
         Additional paid-in capital                          3,986,600      3,986,600
         Stockholder Subscription Receivable                   (15,165)       (24,964)
         Accumulated deficit                                (4,197,874)    (3,887,332)
                                                           ...........    ...........
Total shareholders' equity(deficit)                           (177,896)       122,847
                                                           -----------    -----------
Total liabilities and shareholders' equity(deficit)        $   187,467    $   470,762
                                                           ===========    ===========




                                            eNETPC, INC.
                                 STATEMENT OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDING            NINE MONTHS ENDED
                                                     30-Nov                        30-Nov
                                               2002          2001            2002           2001
                                           ...........    ...........    ...........    ...........
Sales                                      $    78,289    $   256,784    $   437,474    $ 3,571,075
Cost of Sales                                   64,983        237,043        347,149      3,241,687
                                           ...........    ...........    ...........    ...........
      Total Gross Profit                        13,306         19,741         90,325        329,388

Operating expenses:
     General and administrative                 69,586        155,302        365,115        519,488
      Sales and marketing                        3,265         (6,205)        23,752        200,355
                                           ...........    ...........    ...........    ...........
                                                72,851        149,097        388,867        719,843
                                           ...........    ...........    ...........    ...........

Profit or (loss) from operations               (59,545)      (129,356)      (298,542)      (390,455)

Other income (expense):
      Interest income                             --              321                          560
      Interest Expense                          (4,500)        (6,348)       (12,000)       (40,639)
      Other income (expense)                                  (10,296)                      (17,234)
                                           ...........    ...........    ...........    ...........
                                                (4,500)       (16,323)       (12,000)       (57,313)
                                           ...........    ...........    ...........    ...........
Net income (loss)                          $   (64,045)   $  (145,679)   $  (310,542)   $  (447,768)
                                           ===========    ===========    ===========    ===========


Net loss per common share - basic
      and diluted                          $     (0.01)   $     (0.03)   $     (0.06)   $     (0.09)

Weighted average common shares
      outstanding - basic and diluted        4,854,320      4,790,408      4,854,320      4,730,081

     SEE ACCOMPANYING NOTES



                                  eNETPC, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                 30-Nov
 (Unaudited)                                               2002         2001
                                                         ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss)                                        $(310,542)   $(447,768)
Adjustments to reconcile net profit (loss) to net cash
     used in operating activities:
          Depreciation and amortization                     61,327       70,602
           Amortization of deferred compensation              --       (280,165)
          Changes in operating assets and liabilities:
                        Accounts Receivable                172,542      413,792
                        Inventories                         29,820       60,314
                        Prepaid expenses                     3,338        1,586
                       Other                                  --           --
                        Accounts payable                   (23,126)     (80,731)
                        Accrued expenses                    (7,631)     (25,104)
                                                         ---------    ---------
Net cash provided by (used in) operating activities        (74,272)    (287,474)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           (299)     (34,734)
                                                         ---------    ---------
Net cash provided (used in) investing activities              (299)     (34,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Checks issued in excess of deposits                          8,298
Net  reduction in stockholder subscription receivable        9,799         --
Net proceeds from sale of common stock                        --         96,200
Net proceeds from due to stockholder                        39,908         --
Net proceeds from note payable from a related party                     100,000
Net proceeds from (payment on) line of credit                             7,428
                                                         ---------    ---------
Net cash provided by (used in) financing activities         58,005      203,628

Decrease in cash                                           (16,566)    (118,580)
Cash at beginning of period                                 16,566      175,296
                                                         ---------    ---------
Cash at end of period                                    $    --      $  56,716
                                                         =========    =========

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of November 30, 2002 and for the three months ended November 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2002, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.


Note 3.  DUE TO STOCKHOLDER

The Company has a note payable to a stockholder in the amount of $139,908 at November 30, 2002, which is due on October 4, 2003 including interest at 12% per annum. The note is collateralized by property owned by a related stockholder/officer. Interest expensed for the three months ending November 30, 2002 was $4,500 and interest accrued at November 30, 2002 was $12,500.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                  Three Months Ended    Nine Months Ended
                                      November 30          November 30

                                   2002       2001      2002        2001
                                 -------    -------    -------    -------

Sales                              100.0%     100.0%     100.0%     100.0%
Cost of sales                       83.0       92.3       79.4       90.8
                                 -------    -------    -------    -------
Gross profit                        17.0        7.7       20.6        9.2
                                 -------    -------    -------    -------

Operating expenses
General and administrative          88.9       60.5       83.5       14.5
                                 -------    -------    -------    -------
Sales and marketing                  4.2       (2.4)       5.4        5.6
                                 -------    -------    -------    -------
                                    93.1       58.1       88.9       20.1
                                 -------    -------    -------    -------

Income (loss) from operations      (76.1)     (50.4)     (68.2)     (10.9)
Other income (expense)              (5.7)      (6.3)      (1.7)      (1.6)
                                 -------    -------    -------    -------

Net income (loss)                  (81.8)%    (56.7)%    (71.0)%    (12.5)%
                                 -------    =======    -------    =======


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2001 AND 2002

NET SALES. Net sales decreased $178,495 or 70%, to $78,289 in the three months ended November 30, 2002 compared to $256,784 for the three months ended November 30, 2001. The decrease in all business unit sales is primarily due to the continuing downturn in the computer industry as a whole.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2003 was $13,306, or 17% of net sales, compared to $19,741, or 7.7% of net sales, in the prior year. The decrease in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General, administrative and sales expenses were $72,851, or 93.1% of net sales, in the third quarter of fiscal 2003 compared to $149,097, or 58.1% of net sales, in the second quarter of fiscal 2002. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2003.

Loss from operations decreased by $69,811 to ($59,545) in the third quarter of fiscal 2003 from a loss of ($129,356) in fiscal 2002, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $1,848 to $4,500 in the third quarter of fiscal 2003 from $6,348 in fiscal 2002 due to decreased borrowings on a receivables financing agreement.

As a result of the foregoing factors, net loss decreased by $81,634 to ($64,045) in the third quarter of fiscal 2003 from a loss of ($145,679) in fiscal 2002.


COMPARISON OF THE NINE MONTHS ENDED NOVEMBER 30, 2001 AND 2002

NET SALES. Net sales decreased $3,133,601 or 87.7%, to $437,474 in the nine months ended November 30, 2002 compared to $3,571,075 for the nine months ended November 30, 2001.

GROSS PROFIT. Gross profit for the first nine months of fiscal 2003 was $90,325, or 20.6% of net sales, compared to $329,388, or 9.2% of net sales, in the prior year. The decrease in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General and administrative expenses were $365,115, or 83.5% of net sales, in the first nine months of fiscal 2003 compared to $519,488, or 14.5% of net sales, in the first nine months of fiscal 2002. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2003.

Loss from operations decreased by $91,913 to $(298,542) in the first nine months of fiscal 2003 from a loss of $(390,455) in fiscal 2002, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $28,639 to $12,000 in the first nine months of fiscal 2003 from $40,639 in fiscal 2002 due to decreased borrowings on a receivables financing agreement.

As a result of the foregoing factors, net loss decreased by $137,226 to $(310,542) in the first nine months of fiscal 2003 from a loss of $(447,768) in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30, 2002 was $0, a decrease of $16,566 from $16,566 at February 28, 2002. During the nine months ended November 30, 2002, net cash used in operating activities was $74,271 due primarily to the net loss from operations of $(310,542), the decrease in amortization of deferred compensation $(280,165), and the decrease in accounts payable $(23,126), offset by the decrease in accounts receivable of $172,542, the decrease in inventories of $29,820, the decrease in prepaid expenses of $3,338, the decrease in depreciation and amortization of $9,275, and the increase in accrued expenses $7,631. The decrease in accounts receivable is the result of lower sales in the nine months ending November 30, 2002. The decrease in amortization of deferred compensation is due to the reversal of prior expenses for amortization of deferred compensation. The decrease in accounts payable reflects a lower operating expense level.

Net cash used in investing activities in the nine months ended November 30, 2002 was $299 due to the purchases of equipment as compared to the net cash used in investing activities for the six months ended November 30, 2001 of $34,734 also due to the purchases of equipment and computers.

Net cash provided by financing activities in the nine months ended November 30, 2000 was $58,005 consisting of $39,908 from proceeds of a note payable, $9,799 reduction in stockholder subscription receivable, and $8,298 of checks issued in excess of deposits.


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

                                          eNETPC, INC.


Dated:  January 15, 2003                     By    /s/ Richard A. Pomije
                                                   -----------------------------
                                                   Richard A. Pomije
                                                   Its Chief Executive Officer

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


Date: January 15, 2003         Signed:     /s/  Richard A. Pomije
                                        --------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of  eNetpc, Inc.

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

Dated:  January 15, 2003


                             Signed:     /s/  Richard A. Pomije
                                      -----------------------------------------
                             Name:    Richard A. Pomije
                             Title:   Chief Executive Officer and principal
                                        financial officer of  eNetpc, Inc.