Form 10KSB
period 2003-02-28
ENETPC INC
filed 2003-06-16
CIK 1065598

Form 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the fiscal year ended: February 28, 2003

     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number:  000-27225
                                  ---------



                                  eNetpc, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Minnesota                                  41-1427445
--------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

 301 W Burnsville Parkway, Suite 201, Burnsville, Minnesota          55337
--------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:  (952) 890-0112

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

State issuer's revenues for its most recent fiscal year:      $   611,499.00
                                                              --------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $43,964. based on shares held by non-affiliates as of May 23, 2003, and the closing sale price for said shares in the Nasdaq National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,854,320 shares of Common Stock, as of May 23, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

         There are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

                                TABLE OF CONTENTS

                                                                            Page

PART I     1

Item 1.    Description of Business                                            1

Item 2.    Description of Property                                            4

Item 3.    Legal Proceedings                                                  4

Item 4.    Submission of Matters to a Vote of Security Holders                4

PART II                                                                       4

Item 5.    Market for the Common Equity and Related Stockholder Matters       4

Item 6.    Management's Discussion and Analysis or Plan of Operation          5

Item 7.    Financial Statements                                               9

Item 8.    Changes in and Disagreement with Accountants on Accounting and
           Financial Disclosure                                               9

PART III                                                                      9

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                  9

Item 10.  Executive Compensation                                             10

Item 11.  Security Ownership of Certain Beneficial Owners and Management     11
               and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions                     12

Item 13.  Exhibits,  List and Reports on Form 8-K                            12

Item 14.  Controls and Procedures                                            12

SIGNATURES                                                                   13

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In August of 2000 the Company changed its name to eNetpc, Inc. Company headquarters are located at 301 West Burnsville Parkway, Suite 201, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-4103, respectively. The Company's Internet address is enetpc.com.

         eNetpc, Inc. is now a Value Added Reseller (VAR) specializing in B2B software, e-commerce, and virtual distribution in addition to VAR activity. eNetpc, Inc. is structured on the belief that the Internet will be the standard method of virtual distribution. The Company's core strategy is to provide leading edge B2B software, with fulfillment, to complement the needs of just-in-time inventory.

         Through its .COM business unit, the Company provided eSelect 2.5 application software to Internet resellers enabling them to offer online configuration, delivery, and fulfillment on the Internet through Nov 2002. In Nov 2002 the Company launched a end-user second party version of eSelect on its own website. The products, service and support are all outsourced to provide maximum value to the customer, and eNetpc does not inventory, assemble or directly support the products offered on eSelect 2.5 software, keeping overhead to a minimum. The .COM business unit is responsible for 97% of the Company's sales. Current products offered on eSelect 2.5 include:

o        Desktop Computers
o        Notebook Computers
o        File Servers
o        Computer Peripherals
o        Computer Services

         The business-to-business (B2B, e-commerce) industry continues to grow in complexity and applications, while all industries look to downsizing their IT departments for cost reduction. Systems (typically servers) are built to customer specifications using the Build-To Order application in eSelect and are placed in eNetpc's "online ordering system". Customers then take advantage of eNetpc's real time inventory look up on over 100,000 products through multiple distribution warehouses..


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

COMPANY ORGANIZATION

         The Company operated two business units; .COM and .NET, both of which use the eSelect software to differentiate their products and services to potential customers.

..COM

         The .COM business unit developed eSelect, a proprietary internet-based development tool, to capitalize on two significant trends: e-commerce and the desire for custom-built, custom-configured computer systems. Through the software, customers have the ability to custom configure, price and order computer products directly on-line. After Nov 2002 the company used second party applications to sell directly to end-user's

         Through its .COM business unit, the Company currently provides their eSelect application software to internet end-user's enabling them to offer online PC configuration, delivery, and fulfillment on the internet. The products, service and support are all outsourced to provide maximum value to the customer. eNetpc does not inventory, assemble or support the products offered on eSelect software, thereby minimizing its overhead costs.

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

..NET

         The .net operations were operated till November 2002. At which time all customers were notified by August 2002 and moved to new servers by November 2002 in an orderly shut down of that unit.

         With the steep declining prices in web hosting services, management decision was to discontinue those operations.

          The .NET business unit provided web hosting and development, application software, server co-location, hardware implementation and complete storage solutions.

         Below is a partial list of application software products eNetpc uses for computer solution providers up in till November 2002

o        Microsoft .NET software platform
o        Microsoft 2000 products: SQL and Server
o        iPSWITCH IMAIL Server and List Server
o        Allaire Cold Fusion, Spectra, and J-Run
o        Media House Software Inc. Statistics Server
o        eNetpc's eSelect(TM)

MAJOR CUSTOMERS

The top five customers in terms of net sales represent 60% of fiscal year 2003 total net sales; the top 25 customers represent 90%. Four of the top five customers are in the retail and services industry.

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

SERVICE

         eNetpc provides end-users with access to its technical support line for answers to questions that require immediate attention. The Company maintains a database of technical information that it can easily access in response to customer inquiries in order to provide quick and accurate answers to its customers.

EMPLOYEES

         As of May 31, 2003, eNetpc had 3 employees, all of whom were contract employees. None of these employees are represented by a union. eNetpc believes that its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY

         eNetpc sub-leases approximately 1,000 square feet of space used for offices and operations equipment storage at 301 W Burnsville Parkway, Suite 201, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

ITEM 3.  LEGAL PROCEEDINGS

         eNetpc is, from time to time, a party to litigation arising in the normal course of its business. eNetpc believes that none of these actions will have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER   MATTERS
         eNetpc's Common Stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended February 28, 2002 and February 28, 2003.


       Fiscal Year 2002                    Low            High
       -------------------------------------------------------------
       First Quarter                      $ .88          $2.00
       Second Quarter                       .75           2.15
       Third Quarter                        .59           1.30
       Fourth Quarter                       .60           1.65


       Fiscal Year 2003                    Low            High
       -------------------------------------------------------------
       First Quarter                      $ .16          $1.08
       Second Quarter                       .15            .60
       Third Quarter                        .07            .20
       Fourth Quarter                       .07            .12

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         In fiscal year 2002, eNetpc, Inc. has two operating units, the .COM division, the .NET division. Revenues from .COM operations are generated through the sale of a wide range of computer systems and products, including personal computers, work stations and file servers, under the CyberStar and eNetpc brand names. This division is also an authorized reseller of products from Compaq, Microsoft, IBM, Hewlett-Packard and Apple, among others, as well as selling non-branded products. The .NET division focuses on providing web hosting and development, application software, server co-location, hardware implementation and complete storage solutions. The .net operations were operated till November 2002. At which time all customers were notified in August 2002 and all moved to new servers by November 2002 in an orderly shut down of that unit.

         With the declining prices in web hosting services management decision was to discontinue those operations.

         eNetpc incurred net losses in fiscal years 2003 and 2002. In both years, losses resulted from decreased sales that were partially offset by a decrease in operating expenses. The decrease in demand for computer and related products and services in both years has challenged the Company to minimize labor and overhead costs while maintaining viable solutions to its customer base.

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

         1) Management is closely monitoring every expenditure and commitment as to absolute need and benefit. Management acknowledges that improving the company cash position will require additional equity financing which is in the planning and execution stage as of February 28, 2003.

         2) Management is considering the merger and/or buyout of the company and operations in fiscal 2004.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2003 AND FEBRUARY 28, 2002

         Sales decreased by 85%, or $3,449,200 to $611,499 in fiscal 2003 from $4,060,699 in fiscal 2002. This decrease was primarily due to the reduction in demand for the Virtual Distribution products and services which accounted for $0 of total net sales in fiscal 2003, and $2,691,029, or 66% in fiscal year 2002.

         Gross profit decreased by 61%, or $229,644, to $146,819 in fiscal 2003 from $376,463 in fiscal 2002 primarily due to the decrease in sales. Gross profit as a percentage of sales was 24% in fiscal 2003 as compared to 9% in fiscal 2002. Margin was increased due to discontinued sales of high volume low margin products and to concentrate on higher end non commodity computer products

         Selling, general and administrative expenses decreased by 63%, or $755,859, to $440,970 in fiscal 2003 from $1,196,829 in fiscal 2002. This decrease was primarily due to a reduction in employees and elimination of certain operating expenses. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. In fiscal year 2002, such impairment was applied to goodwill related to the Virtual Distribution business and was written off in the amount of $17,385. The closing of the division also resulted in $179,684 of bad debt reserve charges related to sales made by the division considered by management to be uncollectible.

         The loss from operations decreased by $526,215 to $(294,151) in fiscal 2003 from $(820,366) in fiscal 2002, reflecting the decrease in operating expense and the decrease in gross profit.

         Interest expense decreased by 35%, or $9,000, to $16,500 in fiscal 2003 from $25,500 in fiscal 2002 primarily as a result of the decrease in borrowing related to the Virtual Distribution business.

         As a result of the foregoing factors, net loss decreased by $520,117 to $(310,651) in fiscal 2003 from $(830,768) in fiscal
2002.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial position or results of operations.

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's financial position or results of operations.

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

         Inventory Valuation

         As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of purchased components and are valued at the lower of cost or market (first-in, first-out method). Because of the continuing pressure on component pricing in the computer industry, the company regularly reviews the costs used to value inventory and adjusts them to reflect upward or downward market values. The company realized net downward adjustments of inventory of $32,000 and $22,124 for the years ended February 28, 2003 and 2002 respectively.

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

         Capitalized Software Development

         Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. At February 28, 2003 and 2002, unamortized software development costs were $115,758 and $115,758, net of accumulated amortization of $64,074 and $64,074 and are included in property and equipment.

         Reserves Set Aside for Bad Debts called "Allowance for Doubtful
Accounts"

The Company reviews customers' credit history before extending credit. Generally, a minimum credit limit is established for a first time customer with acceptable credit ratings. As experience is gained with a customer, an increase in the credit limit can be made based on acceptable payment performance. An allowance for doubtful accounts is made only after collection efforts have been expended and management assesses the situation as unrecoverable, based upon factors surrounding the credit risk, historical trend and other information. Reserves are set aside on a customer by customer basis rather than on a percentage basis of all customers and amounted to $255,000 and $77,250 at February 28, 2002 and 2001 respectively. No additional reserves were needed in 2003

LIQUIDITY AND CAPITAL RESOURCES

         eNetpc's cash position at February 28, 2003 was $1,241, a decrease of $15,325 from $16,566 at February 28, 2002. During the twelve months ended February 28, 2003, net cash used in operating activities was $123,356 primarily due to the net loss of $310,651.

         Net cash used in investing activities increased $22,334 to $56,957 during the year ended February 28, 2003 primarily due to investment in equipment.

         Net cash provided by financing activities of $94,799 for the year ended February 28, 2003 consisted primarily of net proceeds of $50,000 from a stockholder loan, and $9,400 from subscriptions to purchase common stock and $35,000 from a bank loan.

         The Company has entered into a personal loan agreement with a shareholder in the amount of $100,000 and $50,000 for one year paying interest at an annual rate of 12%.

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


ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Reports....................................16

         Financial Statements

             Balance Sheets...............................................17
             Statements of Operations.....................................18
             Statements of Stockholders' Equity (Deficit).................19
             Statements of Cash Flows.....................................20
             Notes to Financial Statements.............................21-27


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is certain information concerning each of the directors and executive officers of eNetpc.

----------------------- ------- -----------------------------------------------
           Name           Age                  Position
----------------------- ------- -----------------------------------------------
Richard A. Pomije          48   Chairman, President, CEO & Secretary/Treasurer
----------------------- ------- -----------------------------------------------
James T. Greenfield        60   Director
----------------------- ------- -----------------------------------------------
Ed Havlik                  47   Director
----------------------- ------- -----------------------------------------------
Pierce McNally             51   Director
----------------------- ------- -----------------------------------------------


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

         PIERCE MCNALLY, An advisor to numerous emerging growth businesses, became a member of the Board of Directors of eNetpc, Inc. effective June 4, 2001. Mr. McNally is a Director of several companies and is a graduate of Stanford University and the University of Wisconsin Law School. Mr. McNally assists the Company on matters pertaining to valuation, strategic direction and corporate finance.


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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2003, February 28, 2002, and February 28, 2001 to the Chairman and Chief Executive Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2003.

                           Summary Compensation Table

------------------------------- ------------- ---------- -----------------------
Name and Principal Position     Fiscal Year   Salary     Other Annual
                                                         Compensation (1)
------------------------------- ------------- ---------- -----------------------
Richard A. Pomije, Chairman
and CEO                         2003          $86,000    $13,000
------------------------------- ------------- ---------- -----------------------
                                2002          $146,515   $13,323
------------------------------- ------------- ---------- -----------------------
                                2001          $193,115   $19,865
------------------------------- ------------- ---------- -----------------------

(1)      Automobile expenses.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth information regarding options granted to the Named Executive Officer during the 2003 fiscal year.

---------------------------------------------------------------------------- -------------------
                                         Percent of Total
                     Number of Shares   Options Granted to
                    Underlying Options Employees in Fiscal  Exercise Price
          Name           Granted               Year           ($/Share)       Expiration Date
---------------------------------------------------------------------------- -------------------
Richard A. Pomije           --                  --                --                 --
---------------------------------------------------------------------------- -------------------




James Greenfield         175,000                64            $1.00/1.75             --
---------------------------------------------------------------------------- -------------------
Pierce McNally           100,000                37              $1.00                --
---------------------------------------------------------------------------- -------------------
All other employees         0                   0                 0                  --
---------------------------------------------------------------------------- -------------------


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information relating to option exercises during fiscal year 2002 and the number and value of shares of Common Stock subject to options held by the Named Executive Officer as of February 28, 2003.

--------------------------- ------------ -------------- ------------------------------- -------------------------------

                              Shares                           Number of shares              Value of Unexercised
                            Acquired on                     Underlying Unexercised         In-the-Money Options at
                             Exercise        Value        Options at Fiscal Year-End           Fiscal Year-End
           Name                            Realized       Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Richard A. Pomije               --            --                      --                              --
--------------------------- ------------ -------------- ------------------------------- -------------------------------
James Greenfield                --            --                  175,000/--                        --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Pierce McNally                  --            --                  100,000/--                        --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Ed Havlik                       --            --                  20,000/--                         --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
All other employees             --            --                      0                             --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------


DIRECTORS' COMPENSATION

         To date, eNetpc has not paid any cash compensation to its directors for their services as directors, but may pay fees to its outside directors when it becomes profitable.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information as of February 28, 2003 with respect to the number of shares of Common Stock beneficially owned by
(i) each person known by eNetpc to own beneficially 5% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 301 W Burnsville Parkway, Suite 201, Burnsville, MN 55337.



---------------------------------------- ------------------------- ---------------------------------
Name of Beneficial Owner (1)             Number of shares          Percentage of Outstanding Shares
---------------------------------------- ------------------------- ---------------------------------
Richard A. Pomije                        3,095,720                 63.8%
---------------------------------------- ------------------------- ---------------------------------
James T. Greenfield                      175,000(2)                  3.6
---------------------------------------- ------------------------- ---------------------------------
Ed Havlik                                25,000(3)                    *
---------------------------------------- ------------------------- ---------------------------------
Pierce McNally                           120,000(4)                  2.1
---------------------------------------- ------------------------- ---------------------------------
All directors and executive officers     3,395,720                 70.0
as a group (4 persons)
---------------------------------------- ------------------------- ---------------------------------

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

         The Company has entered into a personal loan agreement with a shareholder on first quarter, in the amount of $50,000 for one year paying interest at an annual rate of 12%.


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1      Articles of Incorporation, as amended (1)
         3.2      Bylaws (1)
         10.2     1996 Employee Stock Option Plan, as amended to date (1)
         99.1 Certifications of Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

(b)      Reports on Form 8-K

           None


ITEM 14.      CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ENETPC, INC.

Dated:  June 13, 2003          By:  /s/      Richard A. Pomije
                                    -------------------------------------------
                                    Richard A. Pomije, Chief Executive Officer
                                    (Principal executive officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  June 13, 2003      By:          /s/      Richard A. Pomije
                               ------------------------------------------------
                               Richard A. Pomije, Director, Chief Executive
                               Officer, Chief Financial Officer and President (Principal executive officer)

Dated:  June 13, 2003      By:          /s/      James T. Greenfield
                               ------------------------------------------------
                               James T. Greenfield, Director

Dated:  June 13, 2003      By:          /s/      Ed Havlik
                               ------------------------------------------------
                               Ed Havlik, Director

Dated:  June 13, 2003      By:          /s/      Pierce McNally
                               ------------------------------------------------
                               Pierce McNally, Director

                                 CERTIFICATIONS

I, Richard A. Pomije, certify that:

1. I have reviewed this annual report on Form 10-KSB of eNetpc, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 13, 2003         Signed:     /s/  Richard A. Pomije
                                       --------------------------------------
                               Name:   Richard A. Pomije
                               Title:  Chief Executive Officer and Chief
                                       Financial Officer of  eNetpc, Inc.

                                  eNetpc, Inc.


                                FINANCIAL REPORT

                           FEBRUARY 28, 2003 AND 2002

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders eNetpc, Inc.


         We have audited the accompanying balance sheets of eNetpc, Inc. as of February 28, 2003 and 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements present fairly, in all material respects, the financial position of eNetpc, Inc. as of February 28, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/  VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
June 13, 2003



                                             eNetpc, Inc.

                                            BALANCE SHEETS
                                      February 28, 2003 and 2002


             ASSETS                                                           2003           2002
                                                                           -----------    -----------
CURRENT ASSETS:
    Cash                                                                   $     1,241    $    16,566
    Trade accounts receivable, less allowance for
        doubtful accounts 2003 - $0; 2002 - $255,000                           120,709        226,620
    Inventories                                                                   --           59,650
    Prepaid expenses                                                              --
                                                                           -----------    -----------
                                                                                                3,286
             Total current assets                                              121,950        306,122

DEPOSITS                                                                          --           13,531

PROPERTY AND EQUIPMENT, NET                                                     55,000        151,109
                                                                           -----------    -----------

                                                                           $   176,950    $   470,762
                                                                           ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                       $   138,742    $   208,931
      Note payable - bank                                                       35,000           --
    Accrued payroll                                                               --            8,111
    Accrued liabilities                                                          1,936         25,873
    Due to stockholder                                                         150,000        100,000
    Accrued interest - stockholder                                              21,500          5,000
                                                                           -----------    -----------
             Total current liabilities                                         347,178        347,915
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.01 par value, 20,000,000 shares authorized
        2003 - 4,854,320; 2002 - 4,854,320 shares issued and outstanding        48,543         48,543
    Additional paid-in capital                                               3,994,377      3,986,600
    Stockholder subscription receivable                                        (15,165)       (24,964)
    Accumulated deficit                                                     (4,197,983)    (3,887,332)
                                                                           -----------    -----------
                                                                              (170,228)       122,847
                                                                           -----------    -----------

                                                                           $   176,950    $   470,762
                                                                           ===========    ===========



See Notes to Financial Statements.
                                                  17



                                  eNetpc, Inc.

                            STATEMENTS OF OPERATIONS
                     Years Ended February 28, 2003 and 2002


                                                             2003           2002
                                                          -----------    -----------
Revenues:
    Sales                                                 $   611,499    $ 4,060,699
    Cost of sales                                             464,680      3,684,236
                                                          -----------    -----------
             Gross profit                                     146,819        376,463

    Selling, general and administrative expenses              440,970      1,196,829
                                                          -----------    -----------

             Operating loss                                  (294,151)      (820,366)
                                                          -----------    -----------

Other income (expense):
    Interest and other income                                    --           15,098
    Interest expense                                          (16,500)       (25,500)
                                                          -----------    -----------
                                                              (16,500)       (10,402)
                                                          -----------    -----------

             Net loss                                     $  (310,651)   $  (830,768)
                                                          ===========    ===========


Basic and diluted loss per share                          $      (.06)   $      (.17)
                                                          ===========    ===========

Weighted average shares outstanding - basic and diluted     4,851,820      4,767,291
                                                          ===========    ===========



See Notes to Financial Statements.
                                       18



                                                             eNetpc, Inc.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                Years Ended February 28, 2003 and 2002



                                                         Common Stock            Additional                Stockholder
                                                   ------------------------      Paid-In      Deferred     Subscription  Accumulated
                                                     Shares        Amount        Capital    Compensation    Receivable     Deficit
                                                   -----------  -----------    -----------   -----------   -----------  -----------
Balance February 28, 2001                            4,691,496  $    46,915    $ 4,694,607   $  (564,914)  $      --    $(3,056,564)
    Issuance of common stock                            35,000          350         69,650          --            --           --
    Issuance of common stock for subscription
       receivable                                      137,400        1,374         67,326          --         (68,700)        --
    Payments on subscription receivable                   --           --             --            --          44,200         --
    Interest on subscription receivable                   --           --             --            --            (464)        --
    Reversal of deferred compensation                     --           --         (812,500)      564,914          --           --
    Stock redemption                                    (9,576)         (96)       (32,483)         --            --           --
    Net loss                                              --           --             --            --            --       (830,768)
                                                   -----------  -----------    -----------   -----------   -----------  -----------

Balance February 28, 2002                            4,854,320       48,543      3,986,600          --         (24,964)  (3,887,332)
    Payments on stock subscription receivable             --           --             --            --           9,799         --
    Compensation expense related to warrants issued       --           --            7,777          --            --           --
    Net loss                                              --           --             --            --            --       (310,651)
                                                   -----------  -----------    -----------   -----------   -----------  -----------

Balance, February 28, 2003                           4,854,320  $    48,543    $ 3,994,377   $      --     $   (15,165) $(4,197,983)
                                                   ===========  ===========    ===========   ===========   ===========  ===========






See Notes to Financial Statements.





                                    eNetpc, Inc.

                              STATEMENTS OF CASH FLOWS
                       Years Ended February 28, 2003 and 2002

                                                                  2003         2002
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(310,651)   $(830,768)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                              81,770      100,866
       Impairment of property and equipment                       14,638         --
       Compensation expense related to warrants                    7,777         --
       Write off of goodwill                                        --         17,385
       Reversal of deferred compensation                            --       (247,586)
       Loss on disposal of equipment                                --          4,972
       Interest added to stockholder subscription receivable        --           (464)
       Interest added to due to stockholder                         --          5,000
       (Increase) decrease in trade accounts receivable          105,911      485,200
       (Increase) decrease in inventories                         59,650      105,093
       (Increase) decrease in prepaid expenses                     3,286       11,010
       Increase (decrease) in accounts payable                   (70,189)      55,775
       Increase (decrease) in other current liabilities          (15,548)     (44,790)
                                                               ---------    ---------
        Net cash used in operating activities                   (123,356)    (338,307)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                             (299)     (35,282)
    Other assets                                                  13,531          659
                                                               ---------    ---------
        Net cash provided by (used in) investing activities       13,232      (34,623)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from due to stockholder                              50,000      100,000
    Net borrowings on note payable - bank                         35,000         --
    Net proceeds from sale of common stock                          --         70,000
    Payments on stockholder subscription receivable                9,799       44,200
                                                               ---------    ---------
        Net cash provided by financing activities                 94,799      214,200
                                                               ---------    ---------

        Decrease in cash                                         (15,325)    (158,730)

Cash:
    Beginning                                                     16,566      175,296
                                                               ---------    ---------
    Ending                                                     $   1,241    $  16,566
                                                               =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                 $    --      $  20,500
                                                               =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Issuance of common stock for stock subscription            $    --      $  68,700
                                                               =========    =========

    Stock redemption for accrued expense                       $    --      $  32,579
                                                               =========    =========

See Notes to Financial Statements

                                       20

                                  eNetpc, Inc.

                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended February 28, 2003 and 2002



Note 1.       Nature of Business and Summary of Significant Accounting Policies:

              Nature of business:

              eNetpc, Inc. (the Company) consists of two reportable segments, .Com and .Net. The .Com segment markets a line of microcomputers, including personal computers, workstations and file servers under the CyberStar brand name and is an authorized reseller of products from Compaq, IBM, and Hewlett-Packard, among others. The .Net segment was comprised of the ASP (Application Service Provider) business unit which began on March 1, 2001 to provide application and data server services, web site hosting and development and e-commerce solutions. The Company discontinued the .Net operations in November 2002.

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

              Software costs:

              Under the provisions of Statement of Position 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and
              (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. At February 28, 2003 and 2002, unamortized software development costs were $115,758 and $115,758, net of accumulated amortization of $64,074 and $64,074 and are included in property and equipment.

              Goodwill:

              The Company classified a portion of the purchase of ITC as goodwill. As part of the closure of its distribution line of business, goodwill was written off in 2002.

              In accordance with Statement of Financial Accounting Standard No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets" as circumstances dictate, the Company evaluates whether changes have occurred that would require revision of the remaining estimated lives of recorded long-lived assets or render those assets not recoverable. If such circumstances arise, recoverability is determined by comparing the undiscounted net cash flows of long-lived assets to their respective carrying values. The amount of impairment, if any, is measured based on the projected discounted cash flows using an appropriate discount rate. During the year ended February 28, 2003 the Company recorded charges of $14,638 related to impairment of property and equipment in accordance with SFAS No. 144. The impairment charge is included in operating expenses for the year ended February 28, 2003.

              Inventories:

              Inventories consist principally of purchased components and are valued at the lower of cost or market (first-in, first-out method). The Company has established a reserve to account for obsolescence of $32,000 and $0 at February 28, 2003 and 2002. This reserve is management's best estimate and could change in subsequent periods due to market fluctuations. The inventory balance was fully reserved for at February 28, 2003.

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

              The Company has elected to follow the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the pro forma disclosures of what net loss would have been had the provisions of Statement 123 been applied to the Company's stock options is as follows:

                                                                      2003                 2002
                                                                 --------------       --------------
                 Pro forma net loss                              $     (310,651)      $   (1,133,827)

                 Basic and dilutive pro forma net loss per share $        (.06)       $        (.24)

              Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility range of 150%, risk-free interest rates of 5.0% and 5.5% in 2002 and a weighted average expected life of the option of four years in 2002. There was no compensation expense recognized during the year ended February 28, 2003.

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

              Advertising:

              The Company expenses advertising costs as they are incurred. Advertising costs were $1,500 and $1,900 for 2003 and 2002, respectively.

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


              Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the years ended February 28, 2003 and 2002 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

              Credit risk and allowance for doubtful accounts:

              The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for uncollectible accounts of $0 and $255,000 at February 28, 2003 and 2002, respectively.

              Carrying value of financial instruments:

              The carrying value of the Company's financial instruments approximates fair value at February 28, 2003 and 2002.

              Recently issued accounting pronouncements:

              In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's financial position or results of operations.

              In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial position or results of operations.

              In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position or results of operations.

              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's financial position or results of operations.

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

              Troubled Financial Condition and Management's Plans:

              The Company has experienced recurring net losses and current liabilities exceed current assets at February 28, 2003.

              Management's plans and objectives to improve the financial condition of the Company are as follows:

               1) The Company has engaged an investment banking firm to arrange for continuing financing in support of the Company's short and long term objectives.
               2) The acquisition of developed software applications, with proven recurring revenue generation ability and high margin performance, is in progress to broaden the company product lines.
               3) Continued reduction of overhead expenses through consolidation of operating functions will be in constant review.
               4) Implementation of new marketing strategies for eSelect 2.5 that develop new recurring revenues for this product offering are expected to add a moderate amount of new revenues.
               5) The Company is considering the merger and/or buyout of the Company and operations in Fiscal 2004.

              There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they became due.

Note 2.       Property and Equipment:

                                                                        2003                 2002
                                                                   --------------       --------------
                 Office equipment and furniture                    $       469,666      $      469,366
                 Leasehold improvements                                    37,270               37,270
                 Production equipment                                      61,515               61,515
                                                                   --------------       --------------
                                                                          568,451              568,151
                 Less accumulated depreciation and amortization           498,813              417,042
                 Less impairment of property and equipment                 14,638                    -
                                                                   --------------       --------------
                                                                   $       55,000       $      151,109
                                                                   ==============       ==============

Note 3.       Note Payable

              The Company entered into a $35,000 note with a bank to serve as a short-term loan to pay current obligations. The note bears interest at 6.75% and is due March 2003. The note is secured by the personal guarantee of the Company's Chief Executive Officer.

Note 4.       Due to Stockholder:

              The Company has a note payable to a stockholder which is due on demand, including interest at 12% per annum. The amount outstanding on the note was $150,000 and $100,000 at February 28, 2003 and 2002, respectively. The note is collateralized by property owned by a related stockholder/officer. Interest accrued at February 28, 2003 and 2002 was $21,500 and $5,000,
              respectively. Interest expense on the note for the years ended February 28, 2003 and 2002 was $16,500 and $5,000, respectively.


Note 5.       Income Taxes:

              At February 28, 2003, the Company had net operating loss carryforwards of approximately $4,100,000. The net operating loss carryforwards are available to offset future taxable income through 2022 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred.

              The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:

                                                                             2003              2002
                                                                        --------------    --------------
                 Deferred tax assets:
                    Net operating loss carryforwards                    $    1,610,000    $    1,350,000
                    Other                                                            0           105,000
                                                                        --------------    --------------
                 Deferred tax assets before valuation allowance              1,610,000         1,455,000
                 Valuation allowance                                        (1,610,000)       (1,455,000)
                                                                        ---------------   ---------------
                 Net deferred tax assets                                $        -        $        -
                                                                        ==============    ==============


              The change in valuation allowance was $155,000 and $275,000 for the years ended February 28, 2003 and 2002, respectively.

              Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2003 and 2002 is as follows:

                                                         2003          2002
                                                        -------      -------
      Federal statutory tax rate                          34.0%       34.0%
      State taxes, net of federal benefit                  4.0         4.0
      Change in valuation allowance                      (38.0)      (38.0)
                                                        -------      -------

         Effective tax rate                                0.0%        0.0%
                                                        =======      =======

Note 6.       Stockholders' Equity (Deficit):

              Warrants:

              In 1998, the Company issued 50,000 warrants to purchase common stock in connection with a sale of Company stock. The warrants carry an exercise price of $2.20 per share and expire in April 2003.

              In January 2000, the Company sold 400,000 shares of common stock at $2.50 per share from which the Company received $897,070, net of offering costs. Each share purchased has an accompanying warrant to purchase one share of common stock at a price of $7.50 per share which becomes exercisable in February 2001 and expires four years thereafter. In connection with the sale of shares, the Company issued 30,000 warrants to the selling agent, which have an exercise price of $3.00. The selling agent may receive an additional 30,000 five-year warrants with an exercise price of $9.00, based on the number of companion warrants issued. During the year ended February 28, 2002, the Company issued 29,000 warrants to former employees with exercise prices of $1.00 to $2.00. During the year ended February 28, 2003, the Company issued 625,000 warrants to former employees with exercise prices of $0.50 to $3.00. Pursuant to SFAS No. 123, the Company recorded an expense of $7,777 during the year ended February 28, 2003 related to warrants issued to a non-employee. The expense was determined using the Black Scholes pricing model.

              Stock options:

              The Company has a stock option plan that includes both incentive and non-statutory stock options granted to directors, officers, employees and consultants of the Company. The maximum number of shares of Common Stock reserved for issuance is 1,000,000 shares under the 1996 Stock Option Plan. Option activity is summarized as follows:

                                                         Stock Option Plan                                     Weighted
                                                     -------------------------
                                                       Shares                                                   Average
                                                      Available                                                 Exercise
                                                         for         Options       Non-Plan       Options        Price
                                                        Grant      Outstanding      Options     Outstanding    Per share
                                                     -----------   -----------   -----------   ------------  --------------
                 Balance at February 28, 2001            549,816       450,184       492,004       942,188         2.30
                    Options granted                     (405,000)      405,000         -           405,000         1.12
                    Options canceled                     126,550      (126,550)     (492,004)     (618,554)        2.80
                                                     -----------   ------------  ------------  ------------
                 Balance at February 28, 2002            271,366       728,634         -           728,634         1.47
                    Options granted                        -             -             -             -                -
                    Options canceled                     433,634      (433,634)        -          (433,634)        1.55
                                                     -----------   ------------  -----------   ------------
                 Balance at February 28, 2003            705,000       295,000         -           295,000   $     1.36
                                                     ===========   ===========   ===========   ===========   ==========

              The Company had 295,000 exercisable options at February 28, 2003 with a weighted average exercise price of $1.36. Exercise prices for options outstanding ranged from $1.00 to $2.50.

              In January 2000, the Company granted 300,000 options to an employee of the Company at an exercise price below the fair market value of the common stock. As a result, the Company had recorded deferred compensation expense of $262,500. The options vest over a five-year period; however, the vesting can be accelerated if certain performance goals are obtained. The Company believes it is more likely than not that the performance goals will be achieved and as a result is amortizing the compensation expense over the performance period. During the year ended February 28, 2001, the Company recognized $136,720 of compensation expense related to these options. As part of the purchase of ITC, the Company granted options to employees to purchase 100,000 shares of stock at $1.75 per share. The options become exercisable five years after their issuance and may become exercisable three years after their issuance if certain performance criteria are met. Deferred compensation expense of $550,000 was recorded and the Company recognized $85,736 of compensation expense in 2001 related to these options. During the year ended February 28, 2002, the Company released the above employees and the options were cancelled which resulted in a reversal of any compensation expense previously recognized of $247,586.

Note 7.       Segment Data:

              The Company has two reportable segments: The first is .COM made up of computer systems and products. This segment, which is comprised of the CyberStar, VAR and Virtual Distribution divisions, distributes branded and proprietary computer systems, software and peripheral equipment. The second segment is .NET which provided web hosting and development, application software, server co-location, hardware implementation and complete storage solutions. The division targets its services to all solution providers who require assistance to sell their products on the internet. Sales information by division is as follows:

                                                      Year Ended
                                               ------------------------
                                               February 28, February 28,
                                                  2003         2002
                                               ----------   ----------
           Net sales:
             CyberStar division                $  594,862   $  709,658
             VAR division                            --
                                                               619,351
             Virtual Distribution division           --      2,691,029
                                               ----------   ----------
                 Subtotal .COM                    594,862    4,020,038
                                               ----------   ----------
             .NET division                         16,637       40,661
                                               ----------   ----------
                          Total Net Sales      $  611,499   $4,060,699
                                               ==========   ==========

Note 8.       Commitments and Contingencies:

              The Company leases office space in Minnesota and Arizona and also two vehicles under operating leases that expire at various times through February 2004. Lease expense for the years ended February 28, 2003 and 2002 was $51,300 and $122,800, respectively. The
              Company terminated its office lease as of January 2003 and is currently paying its office lease on a month-to-month basis.

             The following is a schedule, by year, of future minimum rental payments at February 28, 2003:

                             Office
                              Space          Vehicles            Total
                         --------------   --------------    --------------
           2004          $        -       $       12,300    $       12,300

              The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 9.       Major Customers:

              The Company had four customers which represented 53% of sales in 2003. Accounts receivable from these customers was $44,000 February 28, 2003. The Company had three customers which represented 40% of sales in 2002. Accounts receivable from these customers was $40,000 at February 28, 2002.