Form 10QSB
period 2003-05-31
ENETPC INC
filed 2003-07-15
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended May 31, 2003.

        Transition report pursuant to Section 13 or 15(d) of the Securities
----    Exchange Act of 1934

For the transition period from _______ to _______

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                  41-1427445
-------------------------------------- -----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)



301 W Burnsville Parkway, Suite 201 Burnsville, Minnesota            55337
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (ZIP Code)

Issuer's telephone number, including area code:           (952) 890-2362
                                                          --------------


--------------------------------------------------------------------------------
Former  name,  former  address and former  fiscal year,  if changed  since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the issuer's Common Stock outstanding at July 15, 2003 was 4,854,320 shares.

                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                          Part I. Financial Information

Item 1.    Financial Statements

           Balance Sheets as of May 31, 2003 (unaudited) and
           February 28, 2003                                                 3

           Statements of Operations for Three Months Ended May 31, 2003
           and 2002 (unaudited)                                              4

           Statements of Cash Flows for the Three Months Ended May 31, 2003
           and 2002 (unaudited)                                              5

           Notes to the Financial Statements (unaudited)                     6

Item 2.    Management's Discussion and Analysis and Plan of Operation        7

Item 3.    Controls and Procedures                                           9


                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                 10

           Signature                                                        10

           Certifications                                                   11



                                    eNETPC, INC.
                                   BALANCE SHEETS

                                                            May 31       February 28
                                                             2003            2003
                                                          -----------    -----------
ASSETS                                                    (Unaudited)
Current assets:
        Cash                                              $     5,036    $     1,241
        Accounts receivable, less allowance
        for doubtful accounts - $0 at May 31,
        2003 and $0 at February 28, 2003                       13,479        120,709
                                                          -----------    -----------
Total current assets                                           18,515        121,950

Property and equipment:
        Office equipment and furniture                        455,026        469,366
        Leasehold improvements                                 37,271         37,271
        Production equipment                                   61,515         61,515
                                                          ...........    ...........
                                                              553,812        568,152
        Accumulated depreciation                             (519,255)      (513,152)
                                                          ...........    ...........
                                                               34,557         55,000
                                                          -----------    -----------

                                                          -----------    -----------
Total assets                                              $    53,072    $   176,950
                                                          ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                        97,876        138,742
       Note payable - bank                                       --           35,000
       Accrued liabilities                                      2,320          1,936
       Due to stockholder                                     150,000        150,000
       Accrued interest - stockholder                          26,000         21,500
                                                          ...........    ...........
Total current liabilities                                     276,196        347,178

Shareholders' equity(deficit):
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares - 4,854,320        48,543         48,543
         Additional paid-in capital                         3,994,377      3,994,377
         Stockholder Subscription Receivable                  (15,165)       (15,165)
         Accumulated deficit                               (4,250,879)    (4,197,983)
                                                          ...........    ...........
Total shareholders' equity(deficit)                          (223,124)      (170,228)
                                                          -----------    -----------
Total liabilities and shareholders' equity(deficit)       $    53,072    $   176,950
                                                          ===========    ===========


                 See accompanying notes to financial statements.


                                  eNETPC, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              May 31
                                                      2003              2002
                                                   ...........      ...........

Sales                                              $    65,857      $   233,962
Cost of Sales                                           46,799          189,782
                                                   ...........      ...........
      Total Gross Profit                                19,058           44,180

Operating expenses:
     General and administrative                         64,961          183,582
      Sales and marketing                                 --             16,886
                                                   ...........      ...........
                                                        64,961          200,468
                                                   ...........      ...........

Loss from operations                                   (45,903)        (156,288)

Other income (expense):
      Interest income                                     --               --
      Interest Expense                                  (6,993)          (3,000)
      Other income (expense)                              --
                                                   ...........      ...........
                                                        (6,993)          (3,000)
                                                   ...........      ...........
Net loss                                           $   (52,896)     $  (159,288)
                                                   ===========      ===========


Net loss per common share - basic
      and diluted                                  $     (0.01)     $     (0.03)

Weighted average common shares
      outstanding - basic and diluted                4,854,320        4,854,320

SEE ACCOMPANYING NOTES


                 See accompanying notes to financial statements.


                                  eNETPC, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 May 31
 (Unaudited)                                               2003         2002
                                                         ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                 $ (52,896)   $(159,288)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                     20,443       20,442
           Amortization of deferred compensation              --           --
          Changes in operating assets and liabilities:
                        Accounts Receivable                107,230       90,467
                        Inventories                           --         25,634
                        Prepaid expenses                      --          2,950
                        Accounts payable                   (40,866)     (46,478)
                        Accrued expenses                     4,884      (12,326)
                                                         ---------    ---------
Net cash provided by (used in) operating activities         38,795      (78,599)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           --           --
                                                         ---------    ---------
Net cash provided (used in) investing activities              --           --

CASH FLOWS FROM FINANCING ACTIVITIES
Net  reduction in stockholder subscription receivable         --          9,799
Net proceeds from note payable from a related party           --         63,000
Net payments from note payable - bank                      (35,000)        --
                                                         ---------    ---------
Net cash provided by (used in) financing activities        (35,000)      72,799

Decrease in cash                                             3,795       (5,800)
Cash at beginning of period                                  1,241       16,566
                                                         ---------    ---------
Cash at end of period                                    $   5,036    $  10,766
                                                         =========    =========


                 See accompanying notes to financial statements.

                                       5

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of May 31, 2003 and for the three months ended May 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2003, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  BANK NOTE

During the three months ended May 31, 2003, the Company paid off a bank note in the amount of $35,000. The note was canceled as of March 05, 2003.


Note 3.  DUE TO STOCKHOLDER

The Company has a note payable to a stockholder in the amount of $150,000 at May 31, 2003, which is due on demand, including interest at 12% per annum. The note is collateralized by property owned by a related stockholder/officer. Interest expense for the three months ended May 31, 2003 was $4,500 and interest accrued at May 31, 2003 was $26,000.


Note 4. NET LOSS PER COMMON SHARE

Basic net loss per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net loss per share includes the incremental shares assumed issued on the exercise of stock options. Basic and diluted net loss per share are equal because the effect of the outstanding stock options and warrants is antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                                Three Months Ended
                                                     May 31

                                             2003              2002
                                             -----            -------

Sales                                        100.0%            100.0%
Cost of sales                                 71.1              81.1
                                             -----            -------
Gross profit                                  28.9              18.9
                                             -----            -------

Operating expenses
General and administrative                    98.6              78.5
Sales and marketing                                              7.2
                                             -----            -------
                                              98.6              85.7
                                             -----            -------

Income (loss) from operations                (69.7)            (66.8)
Other income (expense)                       (10.6)             (1.3)
                                             -----            -------

Net income (loss)                            (80.3)%           (68.1)%
                                            -------           =========


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2003 AND 2002

NET SALES. Net sales decreased $168,105 or 72%, to $65,857 in the three months ended May 31, 2003 compared to $233,962 for the three months ended May 31, 2002. The decrease in all business unit sales is primarily due to the continuing downturn in the computer industry as a whole. The Company believes sales for at least the next 4 quarters will remain at approximately sales recorded during the three months ended May 31, 2003.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2004 was $19,058, or 29% of net sales, compared to $44,180, or 18.9% of net sales, in the prior year. The decrease in gross profit dollars is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General, administrative and sales expenses were $64,961, or 98.6% of net sales, in the first quarter of fiscal 2004 compared to $183,582, or 78.5% of net sales, in the first quarter of fiscal 2003. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2003. The Company believes operating expenses for the three months ended May 31, 2003 are reflective of future quarterly operating expenses for the next four quarters.

Loss from operations decreased by $110,385 to ($45,903) in the first quarter of fiscal 2004 from a loss of ($156,288) in fiscal 2003, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense increased by $3,993 to $6,993 in the first quarter of fiscal 2004 from $3,000 in fiscal 2003 due to increased borrowings.

As a result of the foregoing factors, net loss decreased by $106,392 to ($52,896) in the third quarter of fiscal 2004 from a loss of ($159,288) in fiscal 2003.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at May 31, 2003 was $5,036 and increase of $3,795 from $1,241 at February 28, 2003. During the three months ended May 31, 2003, net cash provided in operating activities was $38,795 due primarily to the decrease in accounts receivable ($107,230), decrease in accounts payable $(40,866),and depreciation and amortization of $20,443. The decrease in accounts receivable is the result of lower sales during the three months ended May 31, 2003.

Net cash used by financing activities in the three months ended May 31, 2003 was $35,000 consisting of a $35,000 payment on a bank note. The note was cancelled as of March 05, 2003.


SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The Company's significant accounting policies are described in Note 1 to the financial statements for the year ended February 28, 2003. The accounting policies used in preparing our interim 2004 financial statements are the same as those described in February 28, 2003 financial statements. The most significant estimates and assumptions relate to the valuation of inventory, capitalized software development costs, and the reserves set aside for bad debts. Actual amounts could differ from these estimates.

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


                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1     Certification under Section 906

(b)      Reports on Form 8-K

         None




                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           eNETPC, INC.


Dated:  July 15, 2003                       By    /s/ Richard A. Pomije
                                                  ---------------------------
                                                  Richard A. Pomije
                                                  Its Chief Executive Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 15, 2003
                        Signed:     /s/  Richard A. Pomije
                                 ----------------------------------------------
                        Name:    Richard A. Pomije
                        Title:   Chief Executive Officer and principal financial
                                 officer of eNetpc, Inc.