Form 10QSB
period 2003-08-31
ENETPC INC
filed 2003-10-14
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended August 31, 2003.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                     41-1427445
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

301 W Burnsville Parkway, Suite 201 Burnsville, Minnesota           55337
---------------------------------------------------------     -----------------
(Address of principal executive offices)                         (ZIP Code)

Issuer's telephone number, including area code:                 (952) 890-0112
                                                              ------------------


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of the issuer's Common Stock outstanding at October 15, 2003 was 4,854,320 shares.



                                                 ENETPC, INC.

                                               TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                  -----------
                                       Part I. Financial Information
Item 1.    Financial Statements

           Balance Sheets as of August 31, 2003 (unaudited) and February 28, 2003                     3

           Statements  of  Operations  for Three Months and Six Months Ended August 31, 2003 and      4
           2002 (unaudited)

           Statements of Cash Flows for the Six Months Ended August 31, 2003 and 2002                 5
           (unaudited)

           Notes to the Financial Statements (unaudited)                                              6

Item 2.    Management's Discussion and Analysis                                                       7


                                        Part II. Other Information

Item 3.    Controls and Procedures                                                                   10
           Signature                                                                                 10
           Certifications                                                                            11




                                              eNETPC, INC.
                                             BALANCE SHEETS

                                                                August 31              February 28
                                                                   2003                    2003
                                                            ...................     ...................
ASSETS                                                         (Unaudited)
Current assets:
        Cash                                                          $ 11,981                 $ 1,241
        Accounts receivable, less allowance
        for doubtful accounts - $0 at August 31,
        2003 and $0 at February 28, 2003                                 8,418                 120,709
        Inventories                                                          -                       -
        Prepaid expenses                                                     -                       -
                                                            ...................     ...................
Total current assets                                                    20,399                 121,950

Property and equipment:
        Office equipment and furniture                                 455,026                 469,366
        Leasehold improvements                                          37,271                  37,271
        Production equipment                                            61,515                  61,515
                                                            ...................     ...................
                                                                       553,812                 568,152
        Accumulated depreciation                                      (539,697)               (513,152)
                                                            ...................     ...................
                                                                        14,115                  55,000
Other Assets                                                                 -                       -
                                                            -------------------     -------------------
Total assets                                                          $ 34,514               $ 176,950
                                                            ===================     ===================



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                                118,111                 138,742
       Note payable - bank                                                   -                  35,000
       Accrued liabilities                                               2,171                   1,936
       Due to stockholder                                              150,000                 150,000
       Accrued interest - stockholder                                   29,000                  21,500
                                                            ...................     ...................
Total current liabilities                                              299,282                 347,178

Shareholders' equity(deficit):
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares - 4,854,320                 49,043                  48,543
         Additional paid-in capital                                  3,994,378               3,994,377
         Stockholder Subscription Receivable                           (15,165)                (15,165)
         Accumulated deficit                                        (4,293,024)                (41,980)
                                                            ...................     ...................
Total shareholders' equity(deficit)                                   (264,768)               (170,228)
                                                            -------------------     -------------------
Total liabilities and shareholders' equity(deficit)                   $ 34,514               $ 176,950
                                                            ===================     ===================



     SEE ACCOMPANYING NOTES
                                                    3

                                                    eNETPC, INC.
                                         STATEMENT OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS                         SIX MONTHS
                                                              ENDING                              ENDING
                                                              31-Aug                              31-Aug

                                                         2003          2002                 2003          2002
                                                     ...............................................................
     Sales                                                $ 40,442    $ 125,215              $106,299     $ 359,184
     Cost of Sales                                          14,349       92,384                61,148       282,166
                                                     ...............................................................
           Total Gross Profit                               26,093       32,831                45,151        77,018

     Operating expenses:
          General and administrative                        65,188      111,939               130,149       295,528
           Sales and marketing                                   -        3,601                     -        20,487
                                                     ...............................................................
                                                            65,188      115,540               130,149       316,015
                                                     ...............................................................

     Profit or (loss) from operations                      (39,095)     (82,709)              (84,998)     (238,997)

     Other income (expense):
           Interest income                                     167            -                   167             -
           Interest Expense                                 (4,217)      (4,500)              (11,210)       (7,500)
           Other income (expense)                                             -                     -             -
                                                     ...............................................................
                                                            (4,050)      (4,500)              (11,043)       (7,500)
                                                     ...............................................................
     Net income (loss)                                    $(43,145)   $ (87,209)            $ (96,041)    $(246,497)
                                                     ===============================================================


     Net loss per common share - basic
           and diluted                                     $ (0.01)     $ (0.02)              $ (0.02)      $ (0.05)

     Weighted average common shares
           outstanding - basic and diluted               4,854,320    4,854,320             4,854,320     4,854,320

     SEE ACCOMPANYING NOTES



                                              eNETPC, INC.
                                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                               31-Aug
 (Unaudited)                                                    2003                         2002
                                                            --------------              ---------------
 CASH FLOWS USED IN OPERATING ACTIVITIES
 Net profit (loss)                                              $ (96,041)                  $ (246,497)
 Adjustments to reconcile net profit (loss) to net cash
      used in operating activities:
           Depreciation and amortization                           40,885                       40,885
            Amortization of deferred compensation                       -                            -
           Changes in operating assets and liabilities:
                         Accounts Receivable                      112,291                      162,994
                         Inventories                                    -                       29,425
                         Prepaid expenses                             234                        3,864
                         Accounts payable                         (20,629)                     (50,123)
                         Accrued expenses                           8,500                      (10,347)
                                                            --------------              ---------------
 Net cash provided by (used in) operating activities               45,240                      (69,799)

 CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchases of property and equipment                                    -                         (299)
                                                            --------------              ---------------
 Net cash provided (used in) investing activities                       -                         (299)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Net  reduction in stockholder subscription receivable                  -                        9,799
 Net proceeds from due to stockholder                                   -                       49,908
 Net proceeds from sale of common stock                               500                            -
 Net payments from note payable - bank                            (35,000)                           -
                                                            --------------              ---------------
 Net cash provided by (used in) financing activities              (34,500)                      59,707

 Increase (Decrease) in cash                                       10,740                      (10,391)
 Cash at beginning of period                                        1,241                       16,566
                                                            --------------              ---------------
 Cash at end of period                                           $ 11,981                      $ 6,175
                                                            ==============              ===============




     SEE ACCOMPANYING NOTES

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of August 31, 2003 and for the three months ended August 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2003, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.


Note 3.  DUE TO STOCKHOLDER

The Company has a note payable to a stockholder in the amount of $180,000 at August 31, 2003, which is due on demand, including interest at 12% per annum. The note is collateralized by property owned by a related stockholder/officer. Interest expensed for the three months ending August 31, 2003 was $4,000 and interest accrued at August 31, 2003 was $30,000.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                               Three Months Ended         Six Months Ended
                                    August 31                August 31

                                2003       2002          2003         2002
                                -----     ------        -----        -------

Sales                           100.0%    100.0%        100.0%        100.0%
Cost of sales                    35.5      73.8          57.5          78.6
                                -----     ------        -----        -------
Gross profit                     64.5      26.2          42.5          21.4
                                -----     ------        -----        -------

Operating expenses
General and administrative      161.2      89.4         122.4          82.3
                                -----     ------        -----        -------
Sales and marketing                         2.9                         5.7
                                -----     ------        -----        -------
                                161.2      92.3         122.4          88.0
                                -----     ------        -----        -------

Income (loss) from operations   (96.7)    (66.1)        (79.9)        (66.6)
Other income (expense)          (10.0)     (3.6)        (10.4)         (2.1)
                                -----     ------        -----        -------

Net income (loss)              (106.7)%   (69.7)%       (90.3)%       (68.7)%
                              --------    =======       -----        =======


COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2003 AND 2002

NET SALES. Net sales decreased $84,773 or 68%, to $40,442 in the three months ended August 31, 2003 compared to $125,215 for the three months ended August 31, 2002. The decrease in all business unit sales is primarily due to the continuing downturn in the computer industry as a whole.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2004 was $26,093, or 64.5% of net sales, compared to $32,831, or 26.2% of net sales, in the prior year. The increase in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General, administrative and sales expenses were $130,150, or 122.4% of net sales, in the first half of fiscal 2004 compared to $295,528, or 82.3% of net sales, in the first half of fiscal 2003. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2004.

Loss from operations decreased by $43,614 to ($39,095) in the second quarter of fiscal 2004 from a loss of ($82,709) in fiscal 2003, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $283 to $4,217 in the second quarter of fiscal 2004 from $4,500 in fiscal 2003 due to decreased interest accrual.

As a result of the foregoing factors, net loss decreased by $44,064 to ($43,145) in the second quarter of fiscal 2004 from a loss of ($87,209) in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at August 31, 2003 was $11,981 an increase of $11,981 from $0 at February 28, 2003. During the six months ended August 31, 2003, net cash provided in operating activities was $45,240 due primarily to the decrease in accounts receivable ($112,291), decrease in accounts payable ($20,629), and increase in accrued expenses of $8,500. The decrease in account's receivable is the result of lower sales in the nine months ending November 30, 2003.

Net cash used in investing activities in the six months ended August 31, 2003 and August 31, 2002 was $0.

Net cash used by financing activities in the six months ended August 31, 2003 was $34,500 consisting of $35,000 payment of a bank note.


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

                                        eNETPC, INC.


Dated:  August 15, 2003                 By    /s/ Richard A. Pomije
                                              ----------------------------------
                                              Richard A. Pomije
                                              Its Chief Executive Officer

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


Date: August 15, 2003          Signed:     /s/  Richard A. Pomije
                                        ---------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Richard A. Pomije, the Chief Executive Officer and principal financial officer of eNetpc, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended August 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 15, 2003


                               Signed:     /s/  Richard A. Pomije
                                        ---------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.