Form 10QSB
period 2003-11-30
ENETPC INC
filed 2004-01-15
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

For the quarterly period ended November 30, 2003.

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                   ENETPC, INC
--------------------------------------------------------------------------------
     (Exact name of small business issuer as ss specified in its charter)

            Minnesota                                   41-1427445
--------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

301 W Burnsville Parkway, Suite 201
Burnsville, Minnesota                                    55337
--------------------------------           ------------------------------------
(Address of principal executive offices)               (ZIP Code)

Issuer's telephone number, including area code:      (952) 890-0112
                                           ------------------------------------

-------------------------------------------------------------------------------
(Former name,  former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes   X    No
                  -----

The number of shares of the issuer's Common Stock outstanding at January 15, 2004 was 4,904,320 shares.

                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                   -----------
                          Part I. Financial Information

Item 1. Financial Statements

        Balance Sheets as of November  30, 2003  (unaudited)  and       3
        February 28, 2003

        Statements  of Operations  for Three Months and Nine Months     4
        Ended  November 30, 2003 and 2002 (unaudited)

        Statements of Cash Flows for the Nine Months Ended              5
        November 30, 2003 and 2002 (unaudited)

        Notes to the Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis                            7


                           Part II. Other Information

Item 3. Controls and Procedures                                         10

        Signature                                                       10

        Certifications                                                  11


                                     eNETPC, INC.
                                    BALANCE SHEETS

                                                          November 30     February 28
                                                              2003          2003
                                                          ...........    ...........
ASSETS                                                    (Unaudited)
Current assets:
        Cash                                              $     6,932    $     1,241
        Accounts receivable, less allowance
        for doubtful accounts - $0 at November 30,
        2003 and $0 at February 28, 2003                        4,943        120,709
        Inventories                                              --             --
        Prepaid expenses                                         --             --
                                                          ...........    ...........
Total current assets                                           11,875        121,950

Property and equipment:
        Office equipment and furniture                        455,026        469,366
        Leasehold improvements                                 37,271         37,271
        Production equipment                                   61,515         61,515
                                                          ...........    ...........
                                                              553,812        568,152
        Accumulated depreciation                             (553,812)      (513,152)
                                                          ...........    ...........
                                                                 --           55,000
Other Assets                                                     --             --
                                                          -----------    -----------
Total assets                                              $    11,875    $   176,950
                                                          ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                       127,415        138,742
       Note payable - bank                                       --           35,000
       Accrued liabilities                                      2,031          1,936
       Due to stockholder                                     150,000        150,000
       Accrued interest - stockholder                          34,500         21,500
                                                          ...........    ...........
Total current liabilities                                     313,946        347,178

Shareholders' equity(deficit):
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares - 4,904,320        49,043         48,543
         Additional paid-in capital                         3,994,378      3,994,377
         Stockholder Subscription Receivable                  (15,165)       (15,165)
         Accumulated deficit                               (4,330,327)    (4,197,983)
                                                          ...........    ...........
Total shareholders' equity(deficit)                          (302,071)      (170,228)
                                                          -----------    -----------
Total liabilities and shareholders' equity(deficit)       $    11,875    $   176,950
                                                          ===========    ===========





                                              eNETPC, INC.
                                   STATEMENT OF OPERATIONS (UNAUDITED)

                                               THREE MONTHS                       NINE MONTHS
                                                  ENDING                             ENDING
                                                  30-Nov                             30-Nov
                                            2003          2002                 2003          2002
                                        ...............................................................
  Sales                                      $ 18,337     $ 78,289              $124,636     $ 437,474
  Cost of Sales                                10,914       64,983                72,062       347,149
                                        ...............................................................
        Total Gross Profit                      7,423       13,306                52,574        90,325

  Operating expenses:
       General and administrative              38,540       69,586               168,689       365,115
        Sales and marketing                         -        3,265                     -        23,752
                                        ...............................................................
                                               38,540       72,851               168,689       388,867
                                        ...............................................................

  Profit or (loss) from operations            (31,117)     (59,545)             (116,115)     (298,542)

  Other income (expense):
        Interest income                            15            -                   182             -
        Interest Expense                       (5,201)      (4,500)              (16,411)      (12,000)
        Other income (expense)                                   -                     -             -
                                        ...............................................................
                                               (5,186)      (4,500)              (16,229)      (12,000)
                                        ...............................................................
  Net income (loss)                          $(36,303)   $ (64,045)           $ (132,344)    $(310,542)
                                        ===============================================================


  Net loss per common share - basic
        and diluted                           $ (0.01)     $ (0.01)              $ (0.03)      $ (0.06)

  Weighted average common shares
        outstanding - basic and diluted     4,904,320    4,854,320             4,904,320     4,854,320

  SEE ACCOMPANYING NOTES


                                                   4


                                              eNETPC, INC.
                                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                              30-Nov
 (Unaudited)                                                    2003                         2002
                                                            --------------              ---------------

 CASH FLOWS USED IN OPERATING ACTIVITIES
 Net profit (loss)                                              $(132,344)                  $ (310,542)
 Adjustments to reconcile net profit (loss) to net cash
      used in operating activities:
           Depreciation and amortization                           55,000                       61,327
            Amortization of deferred compensation                       -                            -
           Changes in operating assets and liabilities:
                         Accounts Receivable                      115,766                      172,542
                         Inventories                                    -                       29,820
                         Prepaid expenses                              95                        3,338
                         Accounts payable                         (11,326)                     (23,126)
                         Accrued expenses                          13,000                       (7,631)
                                                            --------------              ---------------
 Net cash provided by (used in) operating activities               40,191                      (74,272)

 CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchases of property and equipment                                    -                         (299)
                                                            --------------              ---------------
 Net cash provided (used in) investing activities                       -                         (299)

 CASH FLOWS FROM FINANCING ACTIVITIES
 Checks issued in excess of deposits                                                             8,298
 Net reduction in stockholder subscription receivable                   -                        9,799
 Net proceeds from due to stockholder                                   -                       39,908
 Net proceeds from sale of common stock                               500                            -
 Net payments from note payable - bank                            (35,000)                           -
                                                            --------------              ---------------
 Net cash provided by (used in) financing activities              (34,500)                      58,005

 Increase (Decrease) in cash                                        5,691                      (16,566)
 Cash at beginning of period                                        1,241                       16,566
                                                            --------------              ---------------
 Cash at end of period                                            $ 6,932                          $ -
                                                            ==============              ===============


                                           5

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of November 30, 2003 and for the three months ended November 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 28, 2003, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


Note 2.  INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist principally of purchased components.


Note 3.  DUE TO STOCKHOLDER

The Company has a note payable to a stockholder in the amount of $184,500 at November 30, 2003, which is due on demand, including interest at 12% per annum. The note is collateralized by property owned by a related stockholder/officer. Interest expensed for the three months ending November 30, 2003 was $5,500 and interest accrued at November 30, 2003 was $34,500.


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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

Three Months Ended Nine Months Ended
November 30 November 30

                                2003    2002             2003    2002
                                ----    ----             ----     ----

Sales                           100.0% 100.0%           100.0%   100.0%
Cost of sales                    59.5   35.5             57.8     57.5
                                ----    ----            -----   ------
Gross profit                     40.5   64.5             42.2     42.5
                                ----    -----           -----   -----

Operating expenses
General and administrative      210.2   161.2           135.3   122.4
                                -----   -----           ------  ------
Sales and marketing
                                -----  ------           ------  ------
                                210.2   161.2            135.3  122.4
                                -----  ------           ------  ------

Income (loss) from operations   (169.7) (96.7)           (93.1) (79.9)
Other income (expense)           (28.3)  (7.5)            (13.0) (9.4)
                                ------ ------           ------- ------

Net income (loss)              (198.)% (104.2)%         (106.1)% (89.3)%
                                ------ =======          ------- ======


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2003 AND 2002

NET SALES. Net sales decreased $59,952 or 77%, to $18,337 in the three months ended November 30, 2003 compared to $78,289 for the three months ended November 30, 2002. The decrease in all business unit sales is primarily due to the continuing downturn in the computer industry as a whole.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2004 was $7,423 or 40.4% of net sales, compared to $13,306 or 17% of net sales, in the prior year. The increase in gross profit is due primarily to the decrease in net sales in all business units, particularly in the Virtual Distribution business unit.

OPERATING EXPENSES. General, administrative and sales expenses were $38,540 or 210% of net sales, in the third quarter of fiscal 2004 compared to $72,851 or 93% of net sales, in the third quarter of fiscal 2003. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2004.

Loss from operations decreased by $28,428 to ($31,117) in the third quarter of fiscal 2004 from a loss of ($59,545) in fiscal 2003, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense increased by $701 to $5,201 in the third quarter of fiscal 2004 from $4,500 in fiscal 2003 due to increased interest accrual.

As a result of the foregoing factors, net loss decreased by $27,742 to ($36,303) in the third quarter of fiscal 2004 from a loss of ($64,045) in fiscal 2003.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30, 2003 was $6,932 an increase of $6,932 from $0 at February 28, 2003. During the nine months ended November 30, 2003, net cash provided in operating activities was $40,191 due primarily to the decrease in accounts receivable ($115,766), decrease in accounts payable ($11,326), and increase in accrued expenses of $13,000. The decrease in account's receivable is the result of lower sales in the nine months ending November 30, 2003.

Net cash used in investing activities in the nine months ended November 30, 2003 and November 30, 2002 was $0.

Net cash used by financing activities in the nine months ended November 30, 2003 was $34,500 consisting of $35,000 payment of a bank note.


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

     Capitalized Software Development

          Underthe  provisions  of  SOP  98-1,  the  Company  capitalizes  costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

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

                                         eNETPC, INC.


Dated:  January 15, 2004                 By    /s/ Richard A. Pomije
                                         ---------------------------------------
                                         Richard A. Pomije
                                         Its Chief Executive Officer

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


Date: January 15, 2004         Signed:     /s/  Richard A. Pomije
                                        ----------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Richard A. Pomije, the Chief Executive Officer and principal financial officer of eNetpc, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 15, 2004         Signed:     /s/  Richard A. Pomije
                                        ----------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.