Form 10KSB
period 2004-02-29
ENETPC INC
filed 2004-06-15
CIK 1065598

Form 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: February 29, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

     Commission file number: ____000-27225_____________________



                                  eNetpc, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Minnesota                                        41-1427445
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation  or organization)

 11974 Portland Avenue, Burnsville, Minnesota                        55337
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (952) 890-2362

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

State issuer's revenues for its most recent fiscal year:      $   188,977.00
                                                              --------------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $71,020 based on shares held by non-affiliates as of May 28, 2004, and the closing sale price for said shares in the Nasdaq National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,939,000 shares of Common Stock, as of May 28, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

         There are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

                                TABLE OF CONTENTS

                                                                          Page

PART I     1

Item 1.    Description of Business                                         1

Item 2.    Description of Property                                         4

Item 3.    Legal Proceedings                                               4

Item 4.    Submission of Matters to a Vote of Security Holders             4

PART II                                                                    4

Item 5.    Market for the Common Equity and Related Stockholder Matters    4

Item 6.    Management's Discussion and Analysis or Plan of Operation       5

Item 7.    Financial Statements                                            8

Item 8.    Changes in and Disagreement with Accountants on Accounting
           and Financial Disclosure   8

Item 8A.   Controls and Procedures                                         9

PART III                                                                   9

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act               9

Item 10.  Executive Compensation                                          10

Item 11.  Security Ownership of Certain Beneficial Owners and Management  11
               and Related Stockholder Matters

Item 12.  Certain Relationships and Related Transactions                  12

Item 13.  Exhibits,  List and Reports on Form 8-K                         12

Item 14.  Controls and Procedures                                         12

SIGNATURES                                                                13

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In August of 2000 the Company changed its name to eNetpc, Inc. Company headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet address is enetpc.com.

     eNetpc, Inc. is now a Value Added Reseller (VAR) specializing in B2B software, e-commerce, and virtual distribution in addition to VAR activity. eNetpc, Inc. is structured on the belief that the Internet will be the standard method of virtual distribution. The Company's core strategy is to provide leading edge B2B software, with fulfillment, to complement the needs of just-in-time inventory. The VAR business unit is responsible for 85% of the Company's sales.

     Through its .COM business unit, the Company provided eSelect 2.5 application software to Internet resellers enabling them to offer online configuration, delivery, and fulfillment on the Internet through Nov 2002. In Nov 2002 the Company launched an end-user second party version of eSelect on its own websites. The products, service and support are all outsourced to provide maximum value to the customer, and eNetpc does not inventory, assemble or directly support the products offered on eSelect 2.5 software, keeping overhead to a minimum. The .COM business unit is responsible for 15% of the Company's sales. Current products offered on eSelect 2.5 include:

        o        Desktop Computers
        o        Notebook Computers
        o        File Servers
        o        Computer Peripherals
        o        Computer Services

     The business-to-business (B2B, e-commerce) industry continues to grow in complexity and applications, while all industries look to downsizing their IT departments for cost reduction

INDUSTRY OVERVIEW

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

     Increasingly, businesses have been developing electronic commerce sites in response to the success of internet product sales. This increase in internet sales / purchasing now crosses every type of product and consumer service, from computers to tax service. The Company believes this increasing use of the internet will continue to expand, and manufacturers and resellers will continue to broaden their offerings via the internet sales channel. As an internet solution provider, eNetpc brings a cost effective solution to the sales cycle.

COMPANY ORGANIZATION

     The Company operated two business units; VAR and .COM.

VAR

     Value Added Reseller (VAR). The VAR division is an authorized reseller of products from Compaq, Microsoft, IBM, and Hewlett-Packard, among others, as well as selling non-branded products.


..COM

     The .COM business unit developed two sites, eSelectdirect.com and BTOPC.com

     eSelectdirect.com is an authorized sales portal that allows manufacturers and distributors to market specialty and EOL (end-of-life) products directly to the public.

     BTOPC.com (Build To Order PC) Using eSelect, a proprietary internet-based development tool, to capitalize on two significant trends: e-commerce and the desire for custom-built, custom-configured computer systems. Through the software, customers have the ability to custom configure, price and order computer products directly on-line. After Nov 2002 the company used second party applications to sell directly to end-user's

     Through its .COM business unit, the Company currently provides their eSelect application software to internet end-user's enabling them to offer online PC configuration, delivery, and fulfillment on the internet. The products, service and support are all outsourced to provide maximum value to the customer. eNetpc does not inventory, assemble or support the products offered on eSelect software, thereby minimizing its overhead costs.

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

MAJOR CUSTOMERS

     The top five customers in terms of net sales represent 60% of fiscal year 2004 total net sales; the top 25 customers represent 90%. Four of the top five customers are in the retail and services industry.

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

EMPLOYEES

     As of May 31, 2004, eNetpc had 2 employees, all of whom were contract employees. None of these employees are represented by a union. The company outsources all web hosting, software support and other multi functions. eNetpc believes that its relations with its employees are good.


ITEM 2.  DESCRIPTION OF PROPERTY

     eNetpc sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

     eNetpc's Common Stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended February 28, 2003 and February 29, 2004.


       Fiscal Year 2003                 Low                   High
       -------------------------------------------- ---- ---------------
       First Quarter                   $ .16                 $1.08
       Second Quarter                     .15                  .60
       Third Quarter                      .07                  .20
       Fourth Quarter                     .07                  .12

       Fiscal Year 2004                 Low                   High
       -------------------------------------------- ---- ---------------
       First Quarter                   $ .125                 $.75
       Second Quarter                    .125                 1.35
       Third Quarter                      .30                  .55
       Fourth Quarter                     .10                  .65

These quotations represent interdealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of May 28, 2004, there were approximately 72 record holders of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, it's capital needs and other relevant factors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In fiscal year 2004, eNetpc, Inc. has two operating units, the .COM division, the VAR division. Revenues from .COM operations are generated through the sale of a wide range of computer systems and products, including personal computers, work stations and file servers. The VAR division is an authorized reseller of products from Compaq, Microsoft, IBM, and Hewlett-Packard, among others, as well as selling non-branded products.

     eNetpc incurred net losses in fiscal years 2004 and 2003. In both years, losses resulted from decreased sales that were partially offset by a decrease in operating expenses. The decrease in demand for computer and related products and services in both years has challenged the Company to minimize labor and overhead costs while maintaining viable solutions to its customer base.

     In fiscal 2004, continued recession of computer markets forced the Company to further refine its product offerings and led to the closing of the Virtual Distribution business. Development of eSelect was continued and resulted in the more robust product version 2.5.

     1) Management is closely monitoring every expenditure and commitment as to absolute need and benefit. Management acknowledges that improving the company cash position will require additional equity financing which is in the planning and execution stage as of February 29, 2004.

     2) Management is considering the merger and/or buyout of the company and operations in fiscal 2005.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

         Sales decreased by 69%, or $422,522 to $188,977 in fiscal 2004 from $611,499 in fiscal 2003. This decrease was primarily due to the reduction in demand for the CyberStar products and services which accounted for $28,193 and $594,862 of total net sales in fiscal 2004 and 2003, respectively.

         Gross profit decreased by 60%, or $88,213, to $58,606 in fiscal 2004 from $146,819 in fiscal 2003 primarily due to the decrease in sales. Gross profit as a percentage of sales was 31% in fiscal 2004 as compared to 24% in fiscal 2003. Margin was increased due to discontinued sales of high volume low margin products and to concentrate on higher end non commodity computer products

     Selling, general and administrative expenses decreased by 56%, or $245,757, to $195,213 in fiscal 2004 from $440,970 in fiscal 2003. This decrease was primarily due to a reduction in employees and elimination of certain operating expenses.

     The loss from operations decreased by $157,544 to $(136,607) in fiscal 2004 from $(294,151) in fiscal 2003, reflecting the decrease in operating expense and the increase in gross profit.

     Other income and gain on forgiveness of trade payables increased to $69,100 from $0 in fiscal 2003. The increase is from forgiven payables and receivables collected in bankruptcy.

     Interest expense increased by 3%, or $476 to $16,976 in fiscal 2004 from $16,500 in fiscal 2003 primarily as a result of the increase in accounts payable borrowing.

     As a result of the foregoing factors, net loss decreased by $226,168 to $(84,483) in fiscal 2004 from $(310,651) in fiscal 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company's financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December
2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46, Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's financial statements.

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

     Inventory Valuation

     As noted in Note 1 of the Notes to the Financial Statements, inventories consist primarily of purchased components and are valued at the lower of cost or market (first-in, first-out method). Because of the continuing pressure on component pricing in the computer industry, the company regularly reviews the costs used to value inventory and adjusts them to reflect upward or downward market values. The company realized net downward adjustments of inventory of $0 and $32,000 for the years ended February 29, 2004 and February 28, 2003 respectively.

     Within the last year, the company has changed its method of operation from an inventory carrying manufacturer to outsourcing the manufacture and delivery of its hardware products. This change allows the company to minimize the carrying costs associated with large amounts of inventory and also decreases significantly the risks of obsolescence and loss.

     Capitalized Software Development

     Under the provisions of SOP 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and
(3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. At February 29, 2004 and February 28, 2003, capitalized software development costs were $115,758 and $115,758, net of accumulated amortization of $115,758 and $64,074 and are included in property and equipment.

     Reserves Set Aside for Bad Debts called "Allowance for Doubtful Accounts"

     The Company reviews customers' credit history before extending credit. Generally, a minimum credit limit is established for a first time customer with acceptable credit ratings. As experience is gained with a customer, an increase in the credit limit can be made based on acceptable payment performance. An allowance for doubtful accounts is made only after collection efforts have been expended and management assesses the situation as unrecoverable, based upon factors surrounding the credit risk, historical trend and other information. Reserves are set aside on a customer by customer basis rather than on a percentage basis of all customers. No additional reserves were needed in 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

     eNetpc's cash position at February 29, 2004 was $9,683, an increase of $8,443 from $1,241 at February 28, 2003. During the twelve months ended February 29, 2004, net cash provided by operating activities was $10,966.

     Net cash provided by investing activities decreased $13,232 to $0 during the year ended February 29, 2004.

     Net cash used in financing activities of $2,523 for the year ended February 29, 2004 consisted primarily of the repayment of short term bank borrowings.

     Our current monthly operating expenses are approximately $16,270 per month. Our current cash reserves are only sufficient to enable us to operate for an additional month. In addition, we require approximately $100,000 in order to carry out our plan of operations over the next twelve months. Accordingly, we will immediately require additional financing if we are to continue as a going concern and to finance our business operations. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We do not have any arrangements in place for the sale of any of our securities and there is no assurance that we will be able to raise the additional capital that we require to continue operations. In the event that we are unable to raise additional financing on acceptable terms, we would be forced to reduce operating expenditures and/or cease operations altogether.

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


ITEM 7. FINANCIAL STATEMENTS

         Independent Auditors' Reports......................................16

         Financial Statements

             Balance Sheets.................................................17
             Statements of Operations.......................................18
             Statements of Stockholders' Equity (Deficit)...................19
             Statements of Cash Flows.......................................20
             Notes to Financial Statements...............................21-27


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 8A.  CONTROLS AND PROCEDURES

     An evaluation made at the end of the period was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

     However, due to the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions, there is inherently a lack of segregation of duties. The Company periodically assesses the cost versus benefit of adding the resources that would remedy or mitigate this situation, and currently does not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company's operations.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is certain information concerning each of the directors and executive officers of eNetpc.

----------------- ----------------- ------------------------------------------
      Name              Age                                     Position
----------------- ---------- -------------------------------------------------
Richard  A.             49      Chairman, President, CEO & Secretary/Treasurer
Pomije
----------------- ---------- -------------------------------------------------

Jeff Mills              43      Director
----------------- ---------- -------------------------------------------------

Joe Whitney
                        49      Director
----------------- ---------- -------------------------------------------------

Pierce McNally          52      Director
----------------- ---------- -------------------------------------------------

Jason Willits           32      Director

----------------- ---------- -------------------------------------------------


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

     JEFF MILLS became a director in December 2003. Mr. Mills has worked for Xerox Corporation for the past 17 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several security licenses.

     JASON WILLITS has been a director since December 2003. Mr. Willits currently is president and owner of Chanx, Inc., an electronic distributor based in Arizona; He previously was VP of sales and partner of Nashville Computer Liquidators (NCL) with sales of $203 million in 1999. He developed and managed relationships with key suppliers and cultivated new partnerships at NCL. He earned a BS degree in business administration with an emphasis in finance, California State University - Chico.

     JOE WHITNEY has been a director since December 2003. Mr. Whitney is a president a Loring Corner, Inc., (1980 - present), a Minneapolis based real estate holding company. (1985 - present) chairman of finance committee and a director. Hixon Properties, a San Antonio based Real Estate Investment Company. (1987 - present) president Hawaiian Development Corp., a Delaware Corp that develops real estate in Kailua-Kona, Hawaii. (1985 - present) president Electro-Magnetic Components, Inc., a San Diego company that sells magnetic heads worldwide to makers of cassette duplicating machines and film studios. (2002 - present) director, Talking Point, a technology company that conducts in store customer research and customer return. (1980 - present) director and treasurer, The Whitney Foundation, a Minneapolis based charitable organization.

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

Audit Committee

     McNally, Mills, and Whitney currently serve as members of the Audit Committee. This committee met twice during the last fiscal year. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company, and the quality and integrity of the financial reports of the Company. The Board has named Jeff Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the audit committee financial expert does not impose on Mr. Mills any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Mills as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2004, February 28, 2003, and February 28, 2002 to the Chairman and Chief Executive Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2004.


                                            Summary Compensation Table

------------------------------- ---------------------------- ---------------------------- ----------------------------
Name and Principal Position     Fiscal Year                  Salary                       Other Annual Compensation(1)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Richard A. Pomije, Chairman
and CEO                         2004                         $5,643                       $14,815
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                2003                         $86,000                      $13,000
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                2002                         $146,515                     $13,323
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Automobile expenses.

OPTION GRANTS IN THE LAST FISCAL YEAR

     The following table sets forth information regarding options granted to the Named Executive Officer during the 2004 fiscal year.

-------------------------- ------------------------- --------------------------- ----------------- -------------------
                                Percent of Total
                               Number of Shares          Options Granted to
                              Underlying Options        Employees in Fiscal       Exercise Price
          Name                     Granted                      Year                ($/Share)       Expiration Date
-------------------------- ------------------------- --------------------------- ----------------- -------------------
Richard A. Pomije                  200,000                      20.0                  $1.00                --
-------------------------- ------------------------- --------------------------- ----------------- -------------------
Joe Whitney                        200,000                      20.0                  $1.00                --
-------------------------- ------------------------- --------------------------- ----------------- -------------------
Pierce McNally                     200,000                      20.0                  $1.00                --
-------------------------- ------------------------- --------------------------- ----------------- -------------------
Jeff Mills                         200,000                      20.0                  $1.00
-------------------------- ------------------------- --------------------------- ----------------- -------------------
Jason Willits                      200,000                      20.0                  $1.00
-------------------------- ------------------------- --------------------------- ----------------- -------------------
All other employees                   0                          0                      0                  --
-------------------------- ------------------------- --------------------------- ----------------- -------------------



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table provides information relating to option exercises during fiscal year 2003 and the number and value of shares of Common Stock subject to options held by the Named Executive Officer as of
                                             February 28, 2004.

--------------------------- ------------ -------------- ------------------------------- -------------------------------

                              Shares                           Number of shares              Value of Unexercised
                            Acquired on                     Underlying Unexercised         In-the-Money Options at
                             Exercise        Value        Options at Fiscal Year-End           Fiscal Year-End
           Name                            Realized       Exercisable/Unexercisable       Exercisable/Unexercisable
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Richard A. Pomije               --            --                  200,000/--                        --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Joe Whitney                     --            --                  200,000/--                        --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Pierce McNally                  --            --                  220,000/--                        --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Jeff Mills                      --            --                  200,000/--                        --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
Jason Willits                   --            --                  200,000/--                        --/--
--------------------------- ------------ -------------- ------------------------------- -------------------------------
All other employees             --            --                      0                             --/--
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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of February 29, 2004 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by eNetpc to own beneficially 5% or more of the Common Stock;
(ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.


---------------------------------------- ------------------------- ----------------------------------------
Name of Beneficial Owner (1)             Number of shares          Percentage of Outstanding Shares

---------------------------------------- ------------------------- ----------------------------------------
Richard A. Pomije                        3,057,622(2)              78%
---------------------------------------- ------------------------- ----------------------------------------
Joe Whitney                              100,000(2)                  3
---------------------------------------- ------------------------- ----------------------------------------
Jason Willits                            0(2)                        *
---------------------------------------- ------------------------- ----------------------------------------
Pierce McNally                           4,000(4)                    *
---------------------------------------- ------------------------- ----------------------------------------
Jeff Mills                               100,000(3)                  3
---------------------------------------- ------------------------- ----------------------------------------
All directors and executive officers     3,261,622                 84%
as a group (5 persons)
---------------------------------------- ------------------------- ----------------------------------------

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

(2) excludes 200,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

(3) excludes 200,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

(4) excludes 200,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.


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

     In December 2003 these notes were converted to stock.

     eNetpc sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

     The Company had sales to Second Swing, a related party through common ownership, of approximately $26,000 for the year ended February 29, 2004. The Company had accounts receivable of approximately $15,000 at February 29, 2004.


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



                                       ENETPC, INC.

Dated:  June 15, 2004           By:   /s/ Richard A. Pomije
                                      -------------------------------------
                                      Richard A. Pomije, Chief Executive Officer
                                      (Principal executive officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated:  June 15, 2004           By:    /s/   Richard A. Pomije
                                       -----------------------------------------
                                       Richard A. Pomije, Director, Chief
                                       Executive Officer, Chief Financial
                                       Officer and President
                                       (Principal executive officer)

Dated:  June 15, 2004           By:    /s/   Jason Willits
                                       -----------------------------------------
                                      Jason Willits, Director

Dated:  June 15, 2004           By:    /s/   Joe Whitney
                                       -----------------------------------------
                                       Joe Whitney, Director

Dated:  June 15, 2004           By:    /s/   Pierce McNally
                                ------------------------------------------------
                                       Pierce McNally, Director

Dated:  June 15, 2004           By:    /s/   Jeff Mills
                                       Jeff Mills, Director

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


Date: June 15, 2004         Signed:      /s/  Richard A. Pomije
                                         --------------------------------------
                               Name:     Richard A. Pomije
                               Title:    Chief Executive Officer and Chief
                                         Financial Officer of eNetpc, Inc.

                                  eNetpc, Inc.


                                FINANCIAL REPORT

                     FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders eNetpc, Inc.


     We have audited the accompanying balance sheets of eNetpc, Inc. as of February 29, 2004 and February 28, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements present fairly, in all material respects, the financial position of eNetpc, Inc. as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



                                          /s/  VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
June 3, 2004
                                          eNetpc, Inc.

                                        BALANCE SHEETS
                             February 29, 2004 and February 28, 2003


             ASSETS                                                                       2004                 2003
                                                                                     --------------       --------------
CURRENT ASSETS:
    Cash                                                                             $        9,683       $        1,241
    Trade accounts receivable                                                                21,880              120,709
                                                                                     --------------       --------------
             Total current assets                                                            31,563              121,950

PROPERTY AND EQUIPMENT, NET                                                                       -               55,000
                                                                                     --------------       --------------

                                                                                     $       31,563       $      176,950
                                                                                     ==============       ==============

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                                 $       61,441              138,742
      Note payable - bank                                                                         -               35,000
    Accrued liabilities                                                                         880                1,936
    Due to stockholder                                                                       16,977              150,000
    Accrued interest - stockholder                                                                -               21,500
                                                                                     --------------       ---------------
             Total current liabilities                                                       79,298              347,178
                                                                                     --------------       ---------------

STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.01 par value, 20,000,000 shares authorized
        2004 - 3,939,000; 2003 - 971,456 shares issued and outstanding                       39,390                9,715
    Additional paid-in capital                                                            4,217,841            4,033,205
    Stockholder subscription receivable                                                     (22,500)             (15,165)
    Accumulated deficit                                                                  (4,282,466)          (4,197,983)
                                                                                     ---------------      ---------------
                                                                                            (47,735)            (170,228)
                                                                                     ---------------      ---------------

                                                                                     $       31,563       $      176,950
                                                                                     ==============       ==============



See Notes to Financial Statements.


                                                 eNetpc, Inc.

                                        STATEMENTS OF OPERATIONS
                             Years Ended February 29, 2004 and February 28, 2003


                                                                           2004              2003
                                                                     --------------    --------------
Revenues:
    Sales                                                            $      188,977    $      611,499
    Cost of sales                                                           130,371           464,680
                                                                     --------------    --------------
             Gross profit                                                    58,606           146,819

    Selling, general and administrative expenses                            195,213           440,970
                                                                     --------------    --------------

             Operating loss                                                (136,607)         (294,151)
                                                                     ---------------   ---------------

Other income (expense):
    Gain on forgiveness of trade payables                                    45,897
    Other income                                                             23,203                 -
    Interest expense                                                        (16,976)          (16,500)
                                                                     ---------------   ---------------
                                                                             52,124           (16,500)
                                                                     --------------    ---------------

             Net loss                                                $      (84,483)   $     (310,651)
                                                                     ===============   ===============


Basic and diluted loss per share                                     $         (.05)    $        (.32)
                                                                     ===============   ===============

Weighted average shares outstanding - basic and diluted                   1,671,675           971,456
                                                                     ===============   ===============



See Notes to Financial Statements.


                                                eNetpc, Inc.

                                         STATEMENTS OF STOCKHOLDERS' DEFICIT
                                    Years Ended February 29, 2004 and February 28, 2003


                                                                                      Additional       Stockholder
                                                          Common Stock                 Paid-In        Subscription      Accumulated
                                                --------------------------------
                                                    Shares            Amount           Capital         Receivable         Deficit
                                                --------------    --------------   --------------    --------------   --------------

Balance February 28, 2002                             971,456    $        9,715   $    4,025,428    $      (24,964)     $(3,887,332)
    Issuance of common stock                                -                -                 -                -                 -
    Payments on subscription receivable                     -                -                 -             9,799                -
    Compensation expense related to warrants
        issued                                              -                -             7,777                -
    Net loss                                                -                -                -                 -          (310,651)
                                                --------------    --------------   --------------    --------------    ------------

Balance February 28, 2003                             971,456             9,715        4,033,205           (15,165)      (4,197,983)
    Debt to equity conversion                       2,467,544            24,675          160,392

    Issuance of common stock                          500,000             5,000           32,500           (37,500)               -
    Payments on stock subscription receivable               -                 -                -            15,499                -
    Compensation expense related to options
        issued                                              -                 -            6,410                 -                -
    Write down of stock subscription                        -                 -          (14,666)           14,666                -
-   Net loss                                                -                 -                -                 -          (84,483)
                                                --------------   --------------    --------------   --------------    ------------ -

Balance, February 29, 2004                           3,939,000    $       39,390   $    4,217,841    $      (22,500)  $  (4,282,466)
                                                ==============    ==============   ==============    =============== ==============






See Notes to Financial Statements.


                                  eNetpc, Inc.

                            STATEMENTS OF CASH FLOWS
               Years Ended February 29, 2004 and February 28, 2003

                                                                         2004              2003
                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        $      (84,483)   $     (310,651)
    Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                                        55,000            81,770
       Impairment of property and equipment                                      -            14,638
       Compensation expense related to warrants                              6,410             7,777
       Interest added to due to stockholder                                 13,567                -
       (Increase) decrease in trade accounts receivable                     98,829           105,911
       (Increase) decrease in inventories                                        -            59,650
       (Increase) decrease in prepaid expenses                                   -             3,286
       Increase (decrease) in accounts payable                             (77,301)          (70,189)
       Increase (decrease) in other current liabilities                     (1,056)          (15,548)
                                                                    ---------------   ---------------
        Net cash provided by (used) in operating activities                 10,966          (123,356)
                                                                    -------------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                          -              (299)
    Other assets                                                                 -            13,531
                                                                    --------------    --------------
        Net cash provided by investing activities                                -            13,232
                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from due to stockholder                                        16,977            50,000
    Net payments on note payable - bank                                    (35,000)           35,000
    Payments on stockholder subscription receivable                         15,499             9,799
                                                                    --------------    -------------------
        Net cash provided by financing activities                           (2,524)           94,799
                                                                    ---------------   --------------

        Net decrease in cash                                                 8,442           (15,325)

Cash:
    Beginning                                                                1,241            16,566
                                                                    --------------    --------------
    Ending                                                          $        9,683    $        1,241
                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash payments for interest                                      $        3,409    $            -
                                                                    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Issuance of common stock for stock subscription                 $       37,500    $            -
                                                                    ==============    ==============


    Write down of stock subscription                                $       14,666    $            -
                                                                    ==============    ==============


    Debt to equity conversion                                       $      185,067    $            -
                                                                    ==============    ==============



See Notes to Financial Statements.

                                  eNetpc, Inc.

                          NOTES TO FINANCIAL STATEMENTS
               Years Ended February 29, 2004 and February 28, 2003



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

     Software costs:

     Under the provisions of Statement of Position 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable will be completed and used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal use software project, and (3) interest costs incurred, when material, while developing internal use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. At February 29, 2004 and February 28, 2003, capitalized software development costs were $115,758 and $115,758, net of accumulated amortization of $115,758 and $64,074 and are included in property and equipment.

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

     Inventories:

     Inventories consist principally of purchased components and are valued at the lower of cost or market (first-in, first-out method). The Company has established a reserve to account for obsolescence of $0 and $32,000 at February 29, 2004 and February 28, 2003. This reserve is management's best estimate and could change in subsequent periods due to market fluctuations. The inventory balance was fully reserved for at February 28, 2003.

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

     The Company has elected to follow the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the pro forma disclosures of what net loss would have been had the provisions of Statement 123 been applied to the Company's stock options is as follows:





                                                                                          2004                 2003
                                                                                     --------------       --------------

     Net loss as reported                                                        $     (84,483)      $          (310,651)
     Pro forma fair value compensation                                                (324,986)                        -
                                                                                     ---------------      --------------
     Pro forma net loss                                                          $    (409,469)      $          (310,651)
                                                                                     ==============       ==============

     Basic and dilutive net loss per share as reported                           $        (.05)       $             (.32)
     Basic and dilutive pro forma net loss per share                             $        (.24)       $             (.32)

     Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility range of 376%, risk-free interest rates of 3.0% and a weighted average expected life of the option of five years in 2004. There were no options issued for the year ended February 28, 2003.

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

     Shipping and handling costs:

     Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of sales.

     Advertising:

     The Company expenses advertising costs as they are incurred. Advertising costs were $1,420 and $1,500 for 2004 and 2003, respectively.

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

     Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the years ended February 29, 2004 February 28 and 2003 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

     Credit risk and allowance for doubtful accounts:

     The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. There is no allowance for doubtful accounts at February 29, 2004 and February 28, 2003.

     Carrying value of financial instruments:

     The carrying value of the Company's financial instruments approximates fair value at February 29, 2004 and February 28, 2003.

     Recently issued accounting pronouncements:

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the Company's financial statements.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46R). This standard replaces FIN 46,

     Consolidation of Variable Interest Entities" that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation of business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by the Company for all other types of VIEs is required in financial statements for periods ending no later than the quarter ended January 31, 2005. The Company does not expect the adoption of FIN 46R to have a material effect on the Company's financial statements.

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

     Troubled Financial Condition and Management's Plans:

     The Company has experienced recurring net losses and current liabilities exceed current assets at February 29, 2004.

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

     5) The Company is considering the merger and/or buyout of the Company and operations in Fiscal 2005.

     There can be no assurance that management will be able to accomplish all of the above plans and objectives or achieve the necessary improvements in its cash flows and financial position to meet its obligations as they became due.

Note 2. Property and Equipment:
                                                                                          2004                 2003
                                                                                     --------------       --------------
         Office equipment and furniture                                           $        469,666     $        469,666
         Leasehold improvements                                                             37,270               37,270
         Production equipment                                                               61,515               61,515
                                                                                     --------------       --------------
                                                                                           568,451              568,451
         Less accumulated depreciation and amortization                                    553,813              498,813
         Less impairment of property and equipment                                          14,638               14,638
                                                                                     --------------       --------------
                                                                                     $           -       $       55,000
                                                                                     ==============       ==============

     Depreciation expense was $55,000 and $81,779 for the years ended February 29, 2004 and February 28, 2003, respectively.

Note 3. Note Payable

     During 2003, the Company entered into a $35,000 note with a bank to serve as a short-term loan to pay current obligations. The note was paid in full during 2004.

Note 4. Due to Stockholder:

     At February 28, 2003, the Company had a note payable to a stockholder. The note had an outstanding balance of $150,000 at February 28, 2003, and was converted to common stock during the year at $0.015 per share before the stock split as described in Note 6. Interest accrued at February 28, 2003 was $21,500. Interest expense on the note for the years ended February 29, 2004 and February 28, 2003 was $13,567 and $16,500, respectively.

     The Company had advances from one shareholder of $16,977 at February 29, 2004.


Note 5. Income Taxes:

     At February 29, 2004, the Company had net operating loss carryforwards of approximately $4,200,000. The net operating loss carryforwards are available to offset future taxable income through 2023 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred.

     The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:

                                                   2004              2003
                                             --------------    --------------
     Deferred tax assets:
       Net operating loss carryforwards     $    1,650,000    $    1,610,000
       Valuation allowance                      (1,650,000)       (1,610,000)
                                            ---------------   ---------------
     Net deferred tax assets                $           -     $             -
                                            ===============   ===============



     The change in valuation allowance was $40,000 and $155,000 for the years ended February 29, 2004 and February 28, 2003, respectively.

     Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 29, 2004 and February 28, 2003 is as follows:

                                                 2004              2003
                                            --------------    --------------
     Federal statutory tax rate                  34.0%             34.0%
     State taxes, net of federal benefit          4.0               4.0
     Change in valuation allowance              (38.0)            (38.0)
                                            --------------   ---------------
            Effective tax rate                    0.0%              0.0%
                                            ==============   ===============

Note 6. Stockholders' Equity (Deficit):

     Stock Split:

     In December 2003, the Company declared a 1-for-5 reverse stock split. The reverse stock split has been retroactively reflected in the accompanying financial statements.

     Warrants:

     In 1998, the Company issued 50,000 warrants to purchase common stock in connection with a sale of Company stock. The warrants expired in April 2003.

     In January 2000, the Company sold 80,000 shares of common stock at $12.50 per share from which the Company received $897,070, net of offering costs. Each share purchased has an accompanying warrant to purchase one share of common stock at a price of $37.50 per share which becomes exercisable in February 2001 and expires four years thereafter. In connection with the sale of shares, the Company issued 30,000 warrants to the selling agent, which have an exercise price of $15.00. The selling agent may receive an additional 30,000 five-year warrants with an exercise price of $45.00, based on the number of companion warrants issued. During the year ended February 28, 2002, the Company issued 29,000 warrants to former employees with exercise prices of $5.00 to $10.00. During the year ended February 28, 2003, the Company issued 625,000 warrants to former employees with exercise prices of $2.50 to $15.00. Pursuant to SFAS No. 123, the Company recorded an expense of $7,777 during the year ended February 28, 2003 related to warrants issued to a non-employee. The expense was determined using the Black Scholes pricing model. During the year ended February 29, 2004, 945,430 of the warrants outstanding expired or were cancelled.

          Stock options:

          The Company has a stock option plan that includes both incentive and non-statutory stock options granted to directors, officers, employees and consultants of the Company. The maximum number of shares of Common Stock reserved for issuance is 1,000,000 shares under the 1996 Stock Option Plan. Option activity is summarized as follows:



                                                         Stock Option Plan                                     Weighted
                                                     -------------------------
                                                        Shares                                                   Average
                                                       Available                                                 Exercise
                                                         for         Options       Non-Plan       Options        Price
                                                        Grant      Outstanding      Options     Outstanding    Per share
                                                     -----------   -----------   -----------   ------------  --------------

                 Balance at February 28, 2002            271,366       728,634           -           728,634         7.35
                    Options granted                        -             -               -                -             -
                    Options canceled                     433,634      (433,634)          -          (433,634)        7.75
                                                     -----------   ------------  -----------   ------------
                 Balance at February 28, 2003            705,000       295,000           -           295,000         6.80
                    Options granted                     (980,000)      980,000       40,000        1,020,000         1.00
                    Options canceled                     275,000      (275,000)          -          (275,000)        6.90
                                                     -----------   ------------  -----------   ------------
                 Balance at February 29, 2004             -          1,000,000       40,000        1,040,000   $     1.08
                                                     ===========   ============== ==========    ============  ==============


     The Company had 1,040,000 exercisable options at February 2, 2004 with a weighted average exercise price of $1.08. Exercise prices for options outstanding ranged from $1.00 to $5.00.

     Pursuant to SFAS No. 123, the Company recorded an expense of $6,410 during the year ended February 29, 2004 related to options issued to a non-employee. The expense was determined using the Black Scholes pricing model.

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

                                                                       Year Ended
                                                            --------------------------------
                                                             February 29,      February 28,
                                                                 2004              2003
                                                            --------------    --------------
     Net sales:
        CyberStar division                                $      28,193      $      594,862
        VAR division                                            160,784                   -
                                                                     -                    -
        Virtual Distribution division                       --------------   --------------

          Subtotal .COM                                         188,977             594,862
        .NET division                                                -               16,637
                                                            --------------     ------------
          Total Net Sales                                 $     188,977    $        611,499
                                                            ==============    ==============

Note 8. Related Party Transactions

     During the year ended February 29, 2004, the Company had sales of approximately $26,000 to Second Swing, a related party through common ownership. The Company had accounts receivable of approximately $15,000 from the related party.

     The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

Note 9. Commitments and Contingencies:

     During the years ended February 29, 2004 and February 28, 2003 the Company leased two vehicles under operating leases. The vehicle leases expired during 2004. Lease expense for the years ended February 29, 2004 and February 28, 2003 was $17,988 and $51,300, respectively.

     The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 10. Major Customers:

     The Company had three and four customers which represented 44% and 53% of total sales for the years ended February 29, 2004 and February 28, 2003, respectively. Accounts receivable from these customers was $15,930 and $44,000 at February 29, 2004 and February 28, 2003, respectively.

Exhibit 99.1
                                  CERTIFICATION
                                       OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of eNetpc, Inc. does hereby certify that:

     a) the Annual Report on Form 10-KSB of eNetpc, Inc. for the year ended February 29, 2004 (the "Report:) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of eNetpc, Inc.



Dated: June 15, 2004        /s/ Richard A. Pomije
                            -----------------------------------
                            Richard A. Pomije
                            Chief Executive Officer and Chief Financial Officer