Form 10QSB
period 2004-05-31
ENETPC INC
filed 2004-07-15
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
-----

For the quarterly period ended May 31, 2004.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Minnesota                                   41-1427445

--------------------------------      ------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization



11974 Portland Ave
Burnsville, Minnesota                                      55337
--------------------------------------------    --------------------------------
(Address of principal executive offices)                 (ZIP Code)

Issuer's telephone number, including area code: (952) 890-2362
                                                --------------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X    No
                  ----      ----

The number of shares of the issuer's Common Stock outstanding at July 15, 2004 was 3,939,000 shares.



                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                                  Page No.
                                                                                  ---------
                          Part I. Financial Information

Item 1.  Financial Statements
         Balance Sheets as of May 31, 2004 (unaudited) and February 29, 2004          3

         Statements of Operations for Three Months Ended May 31, 2004 and 2003        4
         (unaudited)

         Statements of Cash Flows for the Three Months Ended May 31, 2004 and         5
         2003 (unaudited)

         Notes to the Financial Statements (unaudited)                                6

Item 2.  Management's Discussion and Analysis                                         7


                           Part II. Other Information

Item 3.  Controls and Procedures                                                     10

         Signature                                                                   10

         Certifications                                                              11



                                  eNETPC, INC.
                                 BALANCE SHEETS

                                                                  May 31               February 29
                                                                   2004                    2004
                                                      ...................     ...................
ASSETS                                                    (Unaudited)


Current assets:
     Cash                                                         $ 1,778                 $ 9,683
        Accounts receivable, less allowance
        for doubtful accounts - $0 at May 31,
        2004 and $0 at February 29, 2004                           14,988                  21,880
        Inventories                                                     -                       -
        Prepaid expenses                                            1,063                       -
                                                       ...................     ...................
Total current assets                                               17,829                  31,563

Property and equipment:
        Office equipment and furniture                            455,026                 455,026
        Leasehold improvements                                     37,271                  37,271
        Production equipment                                       61,515                  61,515
                                                       ...................     ...................
                                                                  553,812                 553,812
        Accumulated depreciation                                 (553,812)               (553,812)
                                                       ...................     ...................
                                                                        -                       -
Other Assets                                                            -                       -
                                                       -------------------     -------------------
Total assets                                                     $ 17,829                $ 31,563
                                                       ===================     ===================



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                            49,838                  61,441
       Accrued liabilities                                            677                     880
       Due to stockholder                                          27,195                  16,977
                                                       ------------------      ------------------
Total current liabilities                                          77,710                  79,298

Shareholders' equity(deficit):
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares - 3,939,000             39,390                  39,390
         Additional paid-in capital                              4,217,841               4,217,841
         Stockholder Subscription Receivable                      (22,500)                (22,500)
         Accumulated deficit                                   (4,294,612)             (4,282,466)
                                                       -------------------     -------------------
Total shareholders' equity(deficit)                               (59,881)                (47,735)
                                                       -------------------     -------------------
Total liabilities and shareholders' equity(deficit)              $ 17,829                $ 31,563
                                                       ===================     ===================



                                  eNETPC, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)


                               THREE MONTHS ENDING
                                     31-May

                                          2004                   2003
                                     .............           .............

Sales                                   $  54,730             $    65,857
Cost of Sales                              42,587                  46,799
                                        .........             ...........
      Total Gross Profit                   12,143                  19,058

Operating expenses:
     General and administrative            24,289                  64,961
                                        .........             ...........
                                           24,289                  64,961
                                        .........             ...........

Profit or (loss) from operations          (12,146)                (45,903)

Other income (expense):
      Interest Expense                         -                   (6,993)
                                        .........              ...........
                                               -                   (6,993)
                                        .........              ...........
Net income (loss)                       $ (12,146)            $   (52,896)
                                        =========              ===========


Net loss per common share - basic
      and diluted                       $   (0.01)            $     (0.01)

Weighted average common shares
      outstanding - basic and diluted    1,671,675               4,854,320

     SEE ACCOMPANYING NOTES




                                  eNETPC, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                31-May
(Unaudited)                                                 2004         2003
                                                         ---------    ---------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss)                                        $ (12,146)   $ (52,896)
Adjustments to reconcile net profit (loss) to net cash
     used in operating activities:
          Depreciation and amortization                       --         20,442
          Changes in operating assets and liabilities:
                        Accounts Receivable                  6,892      107,230
                        Inventories                           --           --
                        Prepaid expenses                    (1,063)        --
                        Accounts payable                   (11,603)     (40,867)
                        Accrued expenses                      (203)       4,885
                                                         ---------    ---------
Net cash provided by (used in) operating activities        (18,123)      38,794

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           --           --
                                                         ---------    ---------
Net cash provided (used in) investing activities              --           --

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from due to stockholder                        10,218         --
Net payments from note payable - bank                         --        (35,000)
                                                         ---------    ---------
Net cash provided by (used in) financing activities         10,218      (35,000)

Decrease in cash                                            (7,905)       3,794
Cash at beginning of period                                  9,683        1,241
Cash at end of period                                    $   1,778    $   5,035
                                                         =========    =========

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of May 31, 2004 and for the three months ended May 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 29, 2004, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                               Three Months Ended
                                     May 31

                                  2004              2003
                                  ----              ----

Sales                            100.0%            100.0%
Cost of sales                      77.8              71.1
                                   ----              ----
Gross profit                       22.2              28.9
                                  -----            ------

Operating expenses
General and administrative         44.4              98.6
                                   ----            ------
                                   44.4              98.6
                                 ------            ------

Income (loss) from operations     (22.2)           (69.7)
Other income (expense)               -             (10.6)
                                --------           ------

Net income (loss)                 (22.2)%         (80.3)%
                                 =======          =======


COMPARISON OF THE THREE MONTHS ENDED MAY 31, 2004 AND 2003

NET SALES. Net sales decreased $11,127 or 17%, to $54,730 in the three months ended May 31, 2004 compared to $65,857 for the three months ended May 31, 2003. The decrease in all business unit sales is primarily due to the continuing downturn in the computer industry as a whole.

GROSS PROFIT. Gross profit for the first quarter of fiscal 2005 was $12,143, or 22.2% of net sales, compared to $19,058, or 28.9% of net sales, in the prior year. The decrease in gross profit is due primarily to the decrease in net sales in all business units.

OPERATING EXPENSES. General, administrative and sales expenses were $24,289, or 44.4% of net sales, in the first quarter of fiscal 2005 compared to $64,961, or 98.6% of net sales, in the first quarter of fiscal 2004. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2004.

Loss from operations decreased by $33,757 to ($12,146) in the first quarter of fiscal 2005 from a loss of ($45,903) in fiscal 2004, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $6,993 to $0 in the first quarter of fiscal 2005 from $6,993 in fiscal 2004.

As a result of the foregoing factors, net loss decreased by $40,750 to ($12,146) in the first quarter of fiscal 2005 from a loss of ($52,896) in fiscal 2004.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at May 31, 2004 was $1,778 a decrease of $7,905 from $9683 at February 29, 2004. During the three months ended May 31, 2004, net cash used in operating activities was $19,484 due primarily to the decrease in account's receivable ($6,892), and the net loss of ($12,146).

Net cash used in investing activities in the three months ended May 31, 2004 was $0.

Net cash provided by financing activities in the three months ended May 31, 2004 was $10,218. The increase consists of loans made by a stockholder/officer.


SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. The Company's significant accounting policies are described in Note 1 to the financial statements for the year ended February 29, 2004. The accounting policies used in preparing our interim 2005 financial statements are the same as those described in February 29, 2004 financial statements. The most significant estimates and assumptions relate to the valuation of inventory, capitalized software development costs, and the reserves set aside for bad debts. Actual amounts could differ from these estimates.

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

                               eNETPC, INC.


Dated:  July 15, 2004          By    /s/ Richard A. Pomije
                                     -------------------------------
                                         Richard A. Pomije
                                         Its Chief Executive Officer

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

Date: July 15, 2004    Signed:     /s/  Richard A. Pomije
                       ----------------------------------
                       Name:    Richard A. Pomije
                       Title:   Chief Executive Officer and principal financial
                                officer of eNetpc, Inc.

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Richard A. Pomije, the Chief Executive Officer and principal financial officer of eNetpc, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended May 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  July 15, 2004


                       Signed:     /s/  Richard A. Pomije
                       ----------------------------------
                       Name:    Richard A. Pomije
                       Title:   Chief Executive Officer and principal financial
                                officer of eNetpc, Inc.