Form 10QSB
period 2004-08-31
ENETPC INC
filed 2004-10-14
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

For the quarterly period ended August 31, 2004.

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Minnesota                                    41-1427445
---------------------------------          -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

11974 Portland Ave
Burnsville, Minnesota                                      55337
----------------------------------------            --------------------
(Address of principal executive offices)                (ZIP Code)

Issuer's telephone number, including area code:       (952) 890-2362
                                                    --------------------



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                  ---    ---
         The number of shares of the issuer's Common Stock outstanding at October 15, 2004 was 3,939,000 shares.

                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                     -----------
                          Part I. Financial Information

Item 1. Financial Statements

        Balance Sheets as of August 31, 2004 (unaudited)
        and February 29, 2004                                             3

        Statements  of  Operations  for Three Months and
        Six Months Ended August 31, 2004 and 2003 (unaudited)             4

        Statements of Cash Flows for the Six Months Ended
        August 31, 2004 and 2003 (unaudited)                              5

        Notes to the Financial Statements (unaudited)                     6

Item 2. Management's Discussion and Analysis                              7

                           Part II. Other Information

Item 3. Controls and Procedures                                           9

        Signature                                                         9

        Certifications                                                   10
                                  eNETPC, INC.
                                 BALANCE SHEETS

                                                       August 31    February 29
                                                          2004          2004
                                                     ............   ............
ASSETS                                               (Unaudited)
Current assets:
        Cash                                         $     2,772    $     9,683
        Accounts receivable, less allowance
        for doubtful accounts - $0 at August 31,
        2004 and $0 at February 29, 2004                  18,730         21,880
        Inventories                                          564           --
        Prepaid expenses                                     804           --
                                                     ............   ............
Total current assets                                      22,870         31,563

Property and equipment:
        Office equipment and furniture                   455,026        455,026
        Leasehold improvements                            37,271         37,271
        Production equipment                              61,515         61,515
                                                     ............   ............
                                                         553,812        553,812
        Accumulated depreciation                        (553,812)      (553,812)
                                                     ............   ............
Other Assets                                                --             --
Other Assets                                                --             --
                                                     -----------    -----------
Total assets                                         $    22,870    $    31,563
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
       Accounts payable                                   99,781         61,441
       Accrued liabilities                                   853            880
       Due to stockholder                                   --           16,977
                                                     ...........    ...........
Total current liabilities                                100,634         79,298

Shareholders' equity(deficit):
         Common stock, $.01 par value
              Authorized shares - 20,000,000
              Issued and outstanding shares -
              3,939,000                                   39,390         39,390
         Additional paid-in capital                    4,217,841      4,217,841
         Stockholder Subscription Receivable             (15,000)       (22,500)
         Accumulated deficit                          (4,319,995)    (4,282,466)
                                                     ...........    ...........
Total shareholders' equity(deficit)                      (77,764)       (47,735)
                                                     -----------    -----------
Total liabilities and shareholders' equity(deficit)  $    22,870    $    31,563
                                                     ===========    ===========
                                  eNETPC, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

                                 THREE MONTHS ENDING       SIX MONTHS ENDING
                                       31-Aug                    31-Aug

                                   2004        2003        2004         2003
                                ---------   ---------   ---------   -----------
Sales                           $  46,238   $  40,442   $ 100,968   $   106,299
Cost of Sales                      25,219      14,349      67,806        61,148
                                ---------   ---------   ---------   -----------
      Total Gross Profit           21,019      26,093      33,162        45,151

Operating expenses:
     General and administrative    41,611      65,188      65,900       130,149
                                ---------   ---------   ---------   -----------
                                   41,611      65,188      65,900       130,149
                                ---------   ---------   ---------   -----------

Profit or (loss) from operations  (20,592)    (39,095)    (32,738)      (84,998)

Other income (expense):
      Interest Expense             (4,791)     (4,050)     (4,791)      (11,043)
                                ---------   ---------   ---------   -----------
                                   (4,791)     (4,050)     (4,791)      (11,043
                                ---------   ---------   ---------   -----------
Net income (loss)               $ (25,383)  $ (43,145)  $ (37,529)  $   (96,041)
                                =========   =========   =========   ===========


Net loss per common share -
basic and diluted               $   (0.02)  $   (0.01)  $   (0.02)  $     (0.02)

Weighted average common shares
 outstanding -
 basic and diluted              1,671,675   4,854,320   1,671,675     4,854,320

SEE ACCOMPANYING NOTES
                       eNETPC, INC.
           STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                  31-Aug
 (Unaudited)                                                2004         2003
                                                         ----------   ----------

CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss)                                        $ (37,529)   $ (96,041)
Adjustments to reconcile net profit (loss) to net cash
     used in operating activities:
      Depreciation and amortization                           --         40,885
      Changes in operating assets and liabilities:
        Accounts Receivable                                  3,150      112,291
        Inventories                                           (564)        --
        Prepaid expenses                                      (804)         234
        Accounts payable                                    38,340      (20,629)
        Accrued expenses                                       (27)       8,500
                                                         ----------   ----------
Net cash provided by (used in) operating activities          2,566       45,240

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           --           --
                                                         ----------   ----------
Net cash provided (used in) investing activities              --           --

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from due to stockholder                       (16,977)        --
Net proceeds from stock subscription receivable              7,500
Net proceeds from sale of common stock                                      500
Net payments from note payable - bank                         --        (35,000)
                                                         ----------   ----------
Net cash provided by (used in) financing activities         (9,477)     (34,500)

Decrease in cash                                            (6,911)      10,740
Cash at beginning of period                                  9,683        1,241
                                                         ----------   ----------
Cash at end of period                                    $   2,772    $  11,981
                                                         ==========   ==========

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1. BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of August 31, 2004 and for the three months and six months ended August 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 29, 2004, included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                      Three Months Ended    Six Months Ended
                                            Aug 31               Aug 31

                                       2004       2003       2004       2003
                                      ------     ------     ------     ------

Sales                                 100.0%     100.0%     100.0%     100.0%
Cost of sales                          54.5       35.5       67.2       57.5
                                      ------     ------     ------     ------
Gross profit                           45.5       64.5       32.8       42.5
                                      ------     ------     ------     ------

Operating expenses
General and administrative             90.0      161.2       65.3      122.4
                                      ------     ------     ------     ------

Income (loss) from operations         (44.5)     (96.7)     (32.5)     (79.9)
Other income (expense)                (10.4)     (10.0)      (4.8)     (10.4)
                                      ------     ------     ------     ------

Net income (loss)                     (54.9)%   (106.7)%    (37.3)%    (90.3)%
                                      ======     ======     ======     ======


COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

NET SALES. Net sales increased $5,796 or 9%, to $46,238 in the three months ended August 31, 2004 compared to $40,442 for the three months ended August 31, 2003.

GROSS PROFIT. Gross profit for the second quarter of fiscal 2005 was $21,019 or 45.5% of net sales, compared to $26,093, or 64.5% of net sales, in the prior year.

OPERATING EXPENSES. General, administrative and sales expenses were $41,611, or 90.% of net sales, in the second quarter of fiscal 2005 compared to $65,188, or 161.2% of net sales, in the second quarter of fiscal 2004. This decrease is due primarily to the reduction in administrative personnel and related operating expenses during fiscal 2005.

Loss from operations decreased by $18,503 to ($20,592) in the second quarter of fiscal 2005 from a loss of ($39,095) in fiscal 2004, reflecting the decrease in net sales and related gross profit, and the decrease in operating expenses.

Interest expense decreased by $1,456 to $2,594 in the second quarter of fiscal 2005 from $4,050 in fiscal 2004.

As a result of the foregoing factors, net loss decreased by $17,762 to ($25,383) in the second quarter of fiscal 2005 from a loss of ($43,145) in fiscal 2004.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at August 31, 2004 was $2,772 a decrease of $6,911 from $9,683 at February 29, 2004. During the six months ended August 31, 2004, net cash provided by operating activities was $2,566 due primarily to the increase in account's payable $38,340, and the net loss of ($37,529).

Net cash used in investing activities in the six months ended August 31, 2004 was $0.

Net cash used by financing activities in the six months ended August 31, 2004 was $9,477.

     The Company is planning to convert to a "Business Development Company" in the third quarter of its fiscal year. A "Business Development Company" or BDC is a publicly traded, closed end investment company, which can raise money in the public sector and invest, in the private sector. Stock issued by a BDC is exempt from registration under the Securities and Exchange Act of 1933. Consequently, stock issued by a BDC to a purchaser can be immediately resold onto the market. Up to $5,000,000 in exempt stock can be issued per year.

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


                           PART II. OTHER INFORMATION


ITEM 3:  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of August 31, 2004. Based on their evaluation, our principal executive officer and principal accounting officer concluded that eNetpc, Inc.'s disclosure controls and procedures are effective.

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

                                         eNETPC, INC.


Dated:  October 15, 2004                 By    /s/ Richard A. Pomije
                                               ---------------------------
                                               Richard A. Pomije
                                               Its Chief Executive Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: October 15, 2004         Signed:   /s/  Richard A. Pomije
                                        ---------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Richard A. Pomije, the Chief Executive Officer and principal financial officer of eNetpc, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended August 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 15, 2004         Signed:   /s/  Richard A. Pomije
                                        ---------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.