Form 10QSB
period 2004-11-30
ENETPC INC
filed 2005-01-20
CIK 1065598

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

     X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
   -----  Exchange Act of 1934

For the quarterly period ended November 30, 2004

   _____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No.     000-27225
                    ----------------

                                  ENETPC, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                  41-1427445
------------------------------------------------    ------------------
(State or other jurisdiction of incorporation or    (I.R.S. Employer
organization)                                       Identification No.)


11974 Portland Ave  Burnsville, Minnesota                 55337
------------------------------------------------    ------------------
(Address of principal executive offices)                (ZIP Code)

Issuer's telephone number, including area code:     (952) 890-2362
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
         The number of shares of the issuer's Common Stock outstanding at January 20, 2005 was 3,939,000 shares.

                                  ENETPC, INC.

                                TABLE OF CONTENTS

                                                                   Page No.
                                                                 -----------
                          Part I. Financial Information

Item 1.  Financial Statements

         Balance Sheets as of November 30, 2004 (unaudited)
         and February 29, 2004                                         3

         Statements  of  Operations  for Three Months and
         Nine Months Ended  November 30, 2004 and 2003 (unaudited)     4

         Statements of Cash Flows for the Nine Months Ended
         November 30, 2004 and 2003 (unaudited)                        5

         Notes to the Financial Statements (unaudited)                 6

Item 2.  Management's Discussion and Analysis                          8


                           Part II. Other Information
Item 3.  Controls and Procedures                                      10

         Signature                                                    10

         Certifications                                               11
                                  eNETPC, INC.
                                 BALANCE SHEETS

                                                     November 30    February 29
                                                         2004           2004
                                                     ...........    ...........
ASSETS                                               (Unaudited)
Current assets:
  Cash                                               $    16,333    $     9,683
  Accounts receivable, less allowance
  for doubtful accounts - $0 at November 30,
  2004 and $0 at February 29, 2004                         2,781         21,880
  Deposit on inventory                                       960           --
Total current assets                                      20,074         31,563

Property and equipment:
  Office equipment and furniture                         455,026        455,026
  Leasehold improvements                                  37,271         37,271
  Production equipment                                    61,515         61,515
                                                     ...........    ...........
                                                         553,812        553,812
  Accumulated depreciation                              (553,812)      (553,812)
                                                            --             --
Other Assets                                                --             --
                                                     -----------    -----------
Total assets                                         $    20,074    $    31,563
                                                     ===========    ===========



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                        85,707         61,441
  Accrued liabilities                                         24            880
  Net of original issue discount                          15,659
  Accrued Interest on Convertible Debentures                 625
  Due to stockholder                                      65,000         16,977
                                                     -----------    -----------
Total current liabilities                                167,015         79,298

Shareholders' equity(deficit):
  Common stock, $.01 par value
    Authorized shares - 20,000,000
    Issued and outstanding shares - 3,939,000             39,390         39,390
  Additional paid-in capital                           4,267,841      4,217,841
  Stockholder Subscription Receivable                                   (22,500)
  Accumulated deficit                                 (4,454,172)    (4,282,466)
                                                     ...........    ...........
Total shareholders' equity(deficit)                     (146,941)       (47,735)
                                                     -----------    -----------
Total liabilities and shareholders' equity(deficit)  $    20,074    $    31,563
                                                     ===========    ===========


SEE ACCOMPANYING NOTES

                                        eNETPC, INC.
                             STATEMENT OF OPERATIONS (UNAUDITED)

                                          THREE MONTHS                 NINE MONTHS
                                             ENDING                       ENDING
                                             30-Nov                       30-Nov

                                       2004          2003           2004           2003
                                   --------------------------------------------------------
Sales                              $    10,441    $    18,337    $   111,409    $   124,636
Cost of Sales                            9,191         10,914         76,997         72,062
                                   --------------------------------------------------------
      Total Gross Profit                 1,250          7,423         34,412         52,574

Operating expenses:
     General and administrative        116,586         38,540        182,486        168,689
                                   --------------------------------------------------------
                                       116,586         38,540        182,486        168,689

Profit or (loss) from operations      (115,336)       (31,117)      (148,074)      (116,115)

Other income (expense):
      Interest Expense                 (18,841)        (5,186)       (23,632)       (16,229)
      Other income (expense)                               --             --             --
                                       (18,841)        (5,186)       (23,632)       (16,229)
                                   --------------------------------------------------------
Net income (loss)                  $  (134,177)   $   (36,303)   $  (171,706)   $  (132,344)
                                   ========================================================


Net loss per common share - basic
  and diluted                      $     (0.03)   $     (0.04)   $     (0.04)   $     (0.14)

Weighted average common shares
  outstanding - basic and diluted    3,939,000        971,456      3,939,000        971,456


SEE ACCOMPANYING NOTES

                                  eNETPC, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                30-Nov
 (Unaudited)                                               2004          2003
                                                         ---------    ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net profit (loss)                                        $(171,706)   $(132,344)
Adjustments to reconcile net profit (loss)
 to net cash used in operating activities:
  Depreciation and amortization                               --         55,000
  Changes in operating assets and liabilities:
    Accounts receivable                                     19,099      115,766
    Deposit on inventory                                      (960)        --
    Prepaid expenses                                          --             95
    Accounts payable                                        24,266      (11,326)
    Accrued expenses                                          (856)      13,000
                                                         ---------    ---------
Net cash provided by (used in)
 operating activities                                     (130,157)      40,191

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property and equipment                           --           --
                                                         ---------    ---------
Net cash provided (used in) investing activities              --           --

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from due to stockholder                        48,023         --
Net proceeds from stock subscription receivable             22,500         --
Net proceeds from sale of common stock                        --            500
Net proceeds from convertible debentures                    16,284
Net payments from notes payable                             50,000      (35,000)
                                                         ---------    ---------
Net cash provided by (used in) financing activities        136,807      (34,500)

Increase (Decrease) in cash                                  6,650        5,691
Cash at beginning of period                                  9,683        1,241
                                                         ---------    ---------
Cash at end of period                                    $  16,333    $   6,932
                                                         =========    =========


SEE ACCOMPANYING NOTES

                                  ENETPC, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements of eNetpc, Inc. (the "Company") as of November 30, 2004 and for the three months and nine months ended November 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included in this Form 10-QSB include all adjustments, consisting only of normal and recurring adjustments, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the periods presented. Operating results for the three months ended November 30, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005. These condensed financial statements and footnote disclosures should be read in conjunction with the financial statements and footnotes thereto for the year ended February 29, 2004 , included in the Company's Annual Report on Form 10-KSB. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes to the financial statements. Actual results could differ from those estimates.


RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 151

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No., 151 requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

SFAS No. 153

In December 2004 FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

SFAS No. 123R

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but express no preference for the type of valuation model. FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005. The impact of SFAS No. 123R has not been determined at this time.

Note 2.  CONVERTIBLE DEBENTURE

In October 2004 the Company issued two $25,000 8% convertible debenture. The debentures and interest are due April 4, 2005 if not converted into Company common stock as defined in the debentures. The debentures are convertible by the note holder or the Company into common stock of the Company at 50% of the closing bid price of the Company's common stock as defined in the debentures. The proceeds of $50,000 were allocated between the note and the beneficial conversion of the note payable into common stock as defined in EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" (original issue discount). The original issue discount is being amortized over the life of the debentures using the straight-line method, which approximates the interest method. In addition, the Company agreed to file a registration statement with the U.S. Securities and Exchange Commission, covering the issuance or resale of the shares of the Company's common stock which may be issued in connection with the debenture or provide the holder with an appropriate registration from registration.



Note 3. NET INCOME (LOSS) PER COMMON SHARE

Basic net (loss) per share is computed based on the weighted average number of common shares outstanding during each period. Diluted net (loss) per share includes the incremental shares assumed issued on the exercise of stock options. Basic and diluted net (loss) per share are equal because the effect of the outstanding stock options and warrants is antidilutive. At November 30, 2004 the Company had 93,570 warrants and 1,040,000 options outstanding.


STOCK-BASED EMPLOYEE COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options is equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has elected to follow the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the pro forma disclosures of what net loss would have been had the provisions of Statement 123 been applied to the Company's stock options is as follows:

                                                          2004         2003
                                                          ----         ----
   Net loss as reported                                  171,706      132,344
   Pro forma fair value compensation                        --
   Pro forma net loss                                       --

   Basic and dilutive net loss per share as reported          .4          .14
   Basic and dilutive pro forma net loss per share          --

Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of %, volatility range of %, risk-free interest rates of % and a weighted average expected life of the option of five years in 2004. There were #0 options issued for the nine months ended November 30, 2004.

The Black-Scholes option valuation model was developed for use in the estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data as a percentage of net sales:

                                     Three Months Ended    Nine Months Ended
                                         November 30          November 30

                                      2004      2003        2004      2003
                                   ---------   -------    --------  --------

Sales                                  100.0%    100.0%    100.0%    100.0%
Cost of sales                           88.0      59.5      69.1      57.8
                                   ---------   -------    --------  --------
Gross profit                            12.0      40.5      30.9      42.2
                                   ---------   -------    --------  --------

Operating expenses
General and administrative           1,116.6     210.2     163.8     135.3
                                   ---------   -------    --------  --------


Income (loss) from operations       (1,104.6)   (169.7)   (132.9)    (93.1)
                                   ---------   -------    --------  --------
Other income (expense)                (180.4)    (28.3)    (21.2)    (13.0)
                                   ---------   -------    --------  --------

Net income (loss)                  (1,285.)%   (198.)%    (154.1)%  (106.1)%
                                   ---------   -------    --------  --------


COMPARISON OF THE THREE MONTHS ENDED NOVEMBER 30, 2004 AND 2003

NET SALES. Net sales decreased $7,896 or 43%, to $10,441 in the three months ended November 30, 2004 compared to $18,337 for the three months ended November 30, 2003.

GROSS PROFIT. Gross profit for the third quarter of fiscal 2005 was $1,250 or 12% of net sales, compared to $7,423 or 40.5% of net sales, in the prior year.

OPERATING EXPENSES. General, administrative and sales expenses were $116,586 or 1,116.6% of net sales, in the third quarter of fiscal 2005 compared to $38,540 or 210.2% of net sales, in the third quarter of fiscal 2004. This increase is due primarily to professional fees paid to convert to "Business Development Company" during fiscal 2005.

Loss from operations increased by $84,219 to ($115,336) in the third quarter of fiscal 2005 from a loss of ($31,117) in fiscal 2004, reflecting the decrease in net sales and related gross profit, and the increase in operating expenses.

Interest expense increased by $13,655 to $18,841 in the third quarter of fiscal 2005 from $5,186 in fiscal 2004.

As a result of the foregoing factors, net loss increased by $97,874 to ($134,177) in the third quarter of fiscal 2005 from a loss of ($36,303) in fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at November 30, 2004 was $16,333 an increase of $6,650 from $9,683 at February 29, 2004. During the nine months ended November 30, 2004, net cash used by operating activities was $113,873 due primarily to the increase in accounts payable $24,266 and the net loss of $(155,422).

Net cash used in investing activities in the nine months ended November 30, 2004 was $0.

Net cash provided by financing activities in the nine months ended November 30, 2004 was $136,807.

     The Company is in the process of converting to a "Business Development Company". A "Business Development Company" or BDC is a publicly traded, closed end investment company, which can raise money in the public sector and invest, in the private sector. Stock issued by a BDC is exempt from registration under the Securities and Exchange Act of 1933. Consequently, stock issued by a BDC to a purchaser can be immediately resold onto the market. Up to $5,000,000 in exempt stock can be issued per year.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 151

In November 2004, FASB issued SFAS No. 151 "Inventory Costs" amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

SFAS No. 153

In December 2004, FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" amends APB Opinion No. 29 "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a material effect on its financial statements.

SFAS No. 123R

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model. FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005. The impact of SFAS 123R has not been determined at this time.

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


                           PART II. OTHER INFORMATION


ITEM 3:  CONTROLS AND PROCEDURES.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of November 30, 2004. Based on their evaluation, our principal executive officer and principal accounting officer concluded that eNetpc, Inc.'s disclosure controls and procedures are effective.

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

                                  eNETPC, INC.


Dated:  January 20, 2005               By    /s/ Richard A. Pomije
                                             ---------------------------
                                             Richard A. Pomije
                                             Its Chief Executive Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


Date: January 20, 2005         Signed:     /s/  Richard A. Pomije
                                        -------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         I, Richard A. Pomije, the Chief Executive Officer and principal financial officer of eNetpc, Inc. (the "Company") in compliance with 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended November 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 20, 2005         Signed:     /s/  Richard A. Pomije
                                        -------------------------------------
                               Name:    Richard A. Pomije
                               Title:   Chief Executive Officer and principal
                                        financial officer of eNetpc, Inc.