Form 10KSB
period 2005-02-28
BDC Capital, Inc.
filed 2005-06-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2005

|__|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from March 1, 2004 to February 28, 2005

Commission file number: 000-27225

       BDC Capital, Inc.
(Name of small business issuer in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11974 Portland Avenue, Burnsville, Minnesota	55337
(Address of principal executive offices)	(Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |___|

State issuer's revenues for its most recent fiscal year:       $   111,409.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,603,185 based on shares held by non-affiliates as of June 3, 2005, and the closing sale price for said shares in the NASDAQ National Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,702,582 shares of Common Stock, as of June 3, 2005.

Preferred Stock
(Title of Class)

The Series A Preferred Stock (Series A Preferred) is non-interest bearing, does not have voting rights and is not entitled to receive dividend. Each share of Series A Preferred issued can be converted into common stock on a 1:1 basis after a twelve month period. Should a liquidation event occur, the Series A Preferred automatically converts into common stock based on the foregoing formula. Further, the Series A Preferred is not affected by forward or reverse splits on the Corporation's common stock or other adjustments to the Corporation's capital structure. Finally, Series A Preferred is entitled to elect a majority of the Corporation's board of directors at all times, provided that a majority of the board of directors is, at all times, independent.

The Corporation has currently 10,000,000 Series A Preferred issued and outstanding as of June 3, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

ii

iii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In August of 2000 the Company changed its name to eNetpc, Inc. In December 2004 the Company elected to be regulated as a business development company under the Investment Company Act of 1940 and changed its name to BDC Capital Inc. Company headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet addresses are www.bdccapital.com and www.bdcpartners.com.

BDC Capital, Inc. is now a company that intends to build an investment portfolio consisting of revenue generating assets and emerging companies well positioned for future growth. A business development company is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in growing small businesses.

A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits of investing in privately owned small-and medium-sized companies.

BDC Capital, Inc. currently has one investment portfolio company, 100% wholly own BDC Partners, Inc. which has its website at www.bdcpartners.com

BDC Partners, Inc. is a private company founded in 2004. Located in Minneapolis it is a wholly own subsidiary of BDC Capital, Inc (www.bdccapital.com). It has a unique, multidisciplinary technology process paired with an intellectual property revenue-focused business model. While most company's are in the business of technology products (including start-ups that design and manufacture products), BDC Partners owns pure intellectual property with recurring revenues, creating, funding and commercializing innovative new ideas.

Current Intellectual Property of BDC Partners, Inc.

PC Related domains:  BuildtoOrderPc series, including Laptopcomputers.com and Notebookcomputers.com.

GoSchools.com  domains:   Specializing in College, Universities (Division I II and III, NAIA) and High School domain names.

EMPLOYEES

As of May 31, 2005, BDC Capital, Inc. had 2 employees. None of these employees are represented by a union. BDC Capital, Inc. believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

BDC Capital, Inc. sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

ITEM 3.  LEGAL PROCEEDINGS

BDC Capital, Inc. is, from time to time, a party to litigation arising in the normal course of its business. BDC believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

BDC's Common Stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended February 28, 2005 and February 29, 2004.

Fiscal Year 2005	Low	High
First Quarter	$0.10	$0.55
Second Quarter	0.10	0.10
Third Quarter	0.10	0.55
Fourth Quarter	0.02	0.28

Fiscal Year 2004	Low	High
First Quarter	$0.125	$0.75
Second Quarter	0.125	1.35
Third Quarter	0.30	0.55
Fourth Quarter	0.10	0.65

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of May 28, 2005, there were approximately 72 record holders of the Company's Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of the Company for the year ended February 28, 2005 and for the year ended February 28, 2004, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

The results of operations for 2005 are divided into two periods. The nine-month period, representing the period March 1, 2004 through November 30, 2004, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The three-month period ended February 28, 2005, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 1, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and consolidations.

Changes in unrealized gains (losses) on the change in value of portfolio investments for business development companies are recognized each period. Prior to becoming a business development company, unrealized gains (losses) on the change in value of investments were recorded as accumulated comprehensive income in the statement of stockholders equity. Gains (losses) on investment would only be recognized when realized or when an investment was permanently impaired.

As a business development company, consolidation of portfolio companies is not required in which the Company has a controlling interest. In contrast, prior to operating as a business development corporation, entities in which the Company had controlling interest would have been required to be consolidated.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

The results of operations for fiscal year 2005 are divided into two periods. The nine-month period, representing the period March 1, 2004 through November 30, 2004 reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940. The three-month period ended February 28, 2005 reflects the Company’s results as a business development company under the Investment Company Act of 1940.

For the three months ended February 28, 2005, the Company incurred an operating loss of $217,353. The main components of this loss related to $69,901 of professional fees with a majority of these fees relate to setting up the Company as a business development company and $139,171 for interest expense on convertible debt. On the interest expense, $132,727 relates to the amortization of original debt discount with originated from the beneficial conversion feature related to the debt. In addition the Company record an increase in unrealized appreciation on it investment in BDC Partners, Inc. of $607,597.

For the nine months ended November 30, 2004, the Company incurred loss from operations of $148,074, compared to $136,707 for the year ended February 29, 2004. The change in the net loss in 2005 is primarily attributable to the continued decline in revenues from computer sales division. The net assets and operations of the computer sales division was transferred to the BDC Partners, Inc. when the Company became a business development company.

LIQUIDITY AND CAPITAL RESOURCES

As a business development company

BDC Capital, Inc. cash position at February 28, 2005 was $260,179 , an increase of $243,846 from $16,333 at November 30, 2004. During the three months ended February 28, 2005, net cash used by operating activities was $(146,154). Net cash provided by financing activities of $390,000 for the year ended February 28, 2005 consisted primarily of issuance of convertible debentures during the 3 month period.

Our current monthly operating expenses are approximately $16,270 per month. Our current cash reserves are sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We do have in place a $16.5 million equity line from new and exciting investors. BDC Capital, Inc. signed agreements for the equity line in February. Under the terms of the agreement, BDC Capital may elect to receive as much as $16.5 million from the investors in common stock purchases over the next two years.

Prior to becoming a business development company

BDC Capital , Inc cash position at November 30, 2004 was $16,333, an increase of $6,650 from $9,683 at February 29, 2004. During the nine months ended November 30, 2004, net cash used by operating activities was $113,873.

Net cash provided by financing activities of $120,523 for the nine months ended November 30, 2004.

Recent Developments — Portfolio Companies

During the quarter ended May 31, 2005, BDC Capital, Inc. invested $278,000 equity in BDC Partners, Inc bringing the total investment in BDC Partners, Inc. to $345,403 as of May 31, 2005. The additional investment was funded by issuance of convertible debentures.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management’s most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our valuation committee on a quarterly basis. The valuation committee, comprised of three or more non-interested board members, reviews and approves the valuation of our investments within the guidelines established by the board of directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recently issued accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123(R) is effective for us beginning March 1, 2006. We are in the process of evaluating the impact of SFAS 123(R) on our financial position and results of operations.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. BDC Capital, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous independent registered public accountants:

On February 7, 2005 Virchow, Krause & Company, LLP ('VK") resigned from its position as BDC Capital, Inc.'s (the 'Registrant") independent registered public accountant.

The audit reports of VK on the Registrant's financial statements for the years ended February 29, 2004 and February 28, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were these opinions qualified or modified as to uncertainty, audit scope or accounting principles: except that the audit reports on the financial statements for the years ended February 29, 2004 and February 28, 2003, contained a qualification as the Registrant's ability to continue as a going concern. VK did not, during the applicable periods, advise the Registrant of any of the enumerated items described in Item 304(a)(1) of Regulation S-B.

The Registrant and VK have not (through February 7, 2005 and in connection with the audits of the Registrant's financial statements for the years ended February 29, 2004 and February 28, 2003) had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to VK's satisfaction, would have caused VK to make reference to the subject matter of the disagreement in connection with its reports.

During the period from March 1, 2004 to February 7, 2005, VK did not audit the registrant's financial statements, but did review its quarterly reports for the three quarters of 2005.

During the years ended February 29, 2004 and February 28, 2003 and through February 7, 2005, none of the events specified in Item 304(a)(1)(iv)(B) of Regulation S-B have occurred.

The Registrant requested that VK furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter issued regarding this change was filed as Exhibit 16.1 on Form 8-K filed February 15, 2005.

(b) New independent accountants:

On February 7, 2005, the Registrant engaged Carver Moquist & O'Connor, LLC (“CMO") to audit its financial statements for the year ending February 28, 2005. During the two most recent fiscal years and to February 7, 2005, the Registrant has not consulted with CMO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, and no written report or oral advice was provided by CMO that was considered an important factor by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or any matter that was the subject of a disagreement.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

(b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning each of the directors and executive officers of BDC Capital, Inc.

Name	Age	Position
Richard A. Pomije	50	Chairman, President, CEO & Secretary/Treasurer

Jeff Mills	48	Director

Dan Janisch	57	Director

RICHARD A. POMIJE has been with eNetpc and BDC since 1982 and has served as President, Secretary, Treasurer, and a director since 1996. He had previously served in such positions from 1983 through 1992. Mr. Pomije's primary responsibilities include overall strategic planning. Mr. Pomije holds a degree in Communication Technology, Audio Technology and Technical Services from Brown Institute. Mr. Pomije also received a First Class FCC license with radar endorsement.

JEFF MILLS became a director in December 2003. Mr. Mills has worked for Xerox Corporation for the past 17 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several security licenses.

DAN JANISCH became a director in March 2005. Mr. Janisch is President and CEO of Black Diamond Capital, a private equity firm based in Minneapolis, Minnesota. He has more than 30 years of experience in business strategy development and operational execution in a wide range of industries, including manufacturing, technology, telecommunications, professional service, distribution and healthcare ranging from privately held emerging firms to Fortune 500 Companies. He has led the start-up and sale of two companies, and held corporate and or operational positions with Holiday Inns International, Honeywell Inc., and Cray Research. As president of Black Diamond Capital, Janisch is responsible for raising capital, due diligence, strategic acquisitions and operational oversight of portfolio companies. Prior to Black Diamond he was Vice President, Strategic Advisory & Turnaround group, one of the top five turnaround firms in the U.S.

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

Audit Committee

Mills, and Janisch currently serve as members of the Audit Committee. This committee met twice during the last fiscal year. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company, and the quality and integrity of the financial reports of the Company. The Board has named Jeff Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the audit committee financial expert does not impose on Mr. Mills any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Mills as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2005, February 29, 2004, and February 28, 2003 to the Chairman and Chief Executive Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2005.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation
Richard A. Pomije, Chairman and CEO	2005	$96,650	$500	(2)
	2004	$5,643	$14,815	(1)
	2003	$86,000	$13,000	(1)

(1)	Automobile expenses.
(2)	Board member fees

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the Named Executive Officer during the 2005 fiscal year.

No options were granted in fiscal 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table provides information relating to option exercises during fiscal year 2003 and the number and value of shares of Common Stock subject to options held by the Named Executive Officer as of  February 28, 2005.

Name	Number of shares - Underlying options granted	Exercise Price ($/share)	Expiration date
Richard A. Pomije	200,000	$1.00	------

Jeff Mills	200,000	$1.00	------

DIRECTORS' COMPENSATION
To date, BDC Capital, Inc. currently pays it's director’s a $500.00 monthly fee.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2005with respect to the number of shares of Common Stock beneficially owned by (i) each person known by BDC Capital to own beneficially 10% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije	2,870,811(2)	41.12%

Jeff Mills	200,000(3)	2.86%

All directors and executive officers as a group (5 persons)	3,139,482	43.9%

Common shares issued and outstanding as of 2/28/2005 were 6,980,117

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BDC Capital, Inc. sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

ITEM 13.  EXHIBITS

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.2	1996 Employee Stock Option Plan, as amended to date (1)
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

ITEM 14.  Principal Accountant Fees and Services.

During the prior two fiscal years, the following paid for accountant and related services:
	2005	2004(1)
Audit fees (2)	14,758	1,990
Tax fees (3)	$2,570	500
All other fees	-	-

(1) net of fee adjustment for 2002 year end audit
(2)audit fees paid only to VK. No fees were paid to CMO during the year ended February 28, 2005
(3)tax fees paid to Century Small Business Solutions

Audit Committee Policies and Procedures:

The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board and report the results of their activities to the Board. Management is responsible for preparing the Company’s financial statements, and the independent auditors are responsible for auditing those financial statements. The Committee in carrying out its responsibilities believes its policies and procedures should remain flexible in order to best react to changing conditions and circumstances.

The following shall be the principal recurring processes of the Audit Committee in carrying out its oversight responsibilities. The processes are set forth as a guide with the understanding that the Committee may supplement them as appropriate.

•
The Committee shall have a clear understanding with management and the independent auditors that the independent auditors are ultimately accountable to the board and the Audit Committee, as representatives of the Company’s shareholders. The Committee shall have the ultimate authority for and responsibility to evaluate and annually recommend the selection, retention, and, where appropriate, the replacement of the independent auditors. The Committee shall review and approve the performance by the independent auditors of any non-audit-related service if the fees for such service are projected to exceed 15% of the most recently completed fiscal year’s combined audit fees and audit-related service fees. The Committee shall review and discuss with the auditors their independence from management and the Company and the matters included in the written disclosures required by professional independence standards applicable to the independent auditors. Annually, the Committee shall review and assess whether the independent auditor’s performance of non-audit services is compatible with the auditor’s independence. In addition, the Audit Committee shall review any candidate for the senior accounting and/or financial executive position prior to his or her appointment by the Company.

•
The Committee shall review and discuss with the independent auditors and with the head of the Company’s finance or internal audit department the overall scope and plans for the audits. Also, the Committee shall discuss with management and the independent auditors the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risk, and legal and ethical compliance programs. Further, the Committee shall meet separately with the independent auditors, without management present, to discuss the results of their respective audit procedures.

•
The Committee shall review and discuss the results of the quarterly review and any other matters required to be communicated to the committee by the independent auditors under generally accepted auditing standards. The chair of the Committee may represent the entire Committee for the purpose of this review.

•
The Committee shall review and discuss with management and the independent auditors the financial statements to be included in the Company’s annual report on Form 10-K, including their judgment about the quality, not just the acceptability, of accounting principles, the reasonableness of significant judgments, the basis and appropriateness of any change in significant accounting policies and the clarity of the disclosures in the financial statements. Also, the Committee shall review and discuss the results of the annual audit and any other matters required to be communicated to the Committee by the independent auditors under generally accepted auditing standards.

•
The Committee shall review and discuss with management and the independent auditors any material financial or non-financial arrangements of the Company which do not appear on the financial statements of the Company and any transactions or courses of dealing with parties related to the Company which transactions are significant in size or involve terms or other aspects that differ from those that would likely be negotiated with independent parties, in each case where such arrangements or transactions are relevant to an understanding of the Company’s financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BDC CAPITAL, INC.

Dated: June 15, 2005	By: /s/ Richard A. Pomije
Richard A. Pomije, Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 15, 2005	By: /s/ Richard A. Pomije
Richard A. Pomije, Director, Chief Executive Officer, Chief Financial Officer and President (Principal executive officer)

Dated: June 15, 2005	By: /s/ Dan Janisch
Dan Janisch, Director

Dated: June 15, 2005	By: /s/ Jeff Mills
Jeff Mills, Director

BDC Capital, Inc. formerly eNetpc, Inc.

FINANCIAL REPORT

FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BDC Capital, Inc.

We have audited the accompanying balance sheet of BDC Capital, Inc. as of February 28, 2005, including the schedule of investments and the related statements of operations, stockholders' deficit and cash flows for the three months ended February 28, 2005 and the nine months ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BDC Capital, Inc. as of February 28, 2005, and the results of its operations and its cash flows for the three months ended February 28, 2005 and the nine months ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
May 24, 2005
(Registered with the PCAOB as Carver Moquist & Associates LLC)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BDC Capital, Inc.

We have audited the accompanying balance sheet of BDC Capital, Inc. as of February 29, 2004, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BDC Capital, Inc. as of February 29, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2004 financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow Krause & Company, LLP

Minneapolis, Minnesota
June 3, 2004

BDC Capital, Inc.
(formerly eNetpc, Inc.)

BALANCE SHEETS
February 28, 2005 and February 29, 2004

ASSETS
	2005	2004
Assets
Cash	$260,179	$9,683
Trade accounts receivable	-	21,880
Investment in securities, at fair value, identified costs $67,403	675,000	-

Property and equipment	-	-
Total Assets	$935,179	$31,563

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable	$-	$61,441
Convertible debentures, net of original issue discount of $377,051	108,308	-
Convertible debentures, net of original issue discount of $189,295	9,697	-
Accrued liabilities	7,038	880
Due to stockholder	-	16,977
Due to BDC Partners, Inc.	2,100	-
Total Liabilities	127,143	79,298

Stockholders’ Equity (Deficit)
Preferred stock, $.01 par value, 20,000,000 shares authorized 3,939,000 and 0 issued and outstanding	39,390	-
Common stock, $.01 par value, 2,020,000,000 shares authorized 6,980,117 and 3,939,000 shares issued and outstanding	69,801	39,390
Additional paid-in-capital	4,762,773	4,217,841
Stockholder subscription receivable	-	(22,500)
Accumulated deficit	(4,063,928)	(4,282,466)
Total Stockholders’ Equity (Deficit)	808,036	(47,735)
Total Liabilities and Stockholders’ Equity (Deficit)	$935,179	$31,563

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENT OF OPERATIONS

As a Business Development Company
Three months ended February 28, 2005
Investment income	$-

Operating Expenses:
Professional fees	69,901
Administrative expenses	6,885
Rent	750
Printing and reproduction	413
Other	233
Interest expense	139,171
Total Operating expenses	217,353
Net investment loss	(217,353)

Net change in unrealized appreciation on investment	607,597
Net increase in net assets resulting from operation	$390,244

Income per common share - basic	$.07
Income per common share -diluted	$.01
Weighted average shares outstanding - basic	5,222,212
Weighted average shares outstanding - diluted	35,661,227

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF OPERATIONS

	Prior to becoming a Business Development Company
	Nine months ended November 30, 2004	Year ended February 29, 2004
Revenues	$111,409	$188,977
Cost of sales	76,997	130,371
Gross profit	34,412	58,606

Selling, general and administrative expenses	182,486	195,213
Loss from operations	(148,074)	(136,607)

Other income (expense)
Gain on forgiveness of trade payables	-	45,897
Other income	-	23,203
Interest expense	(23,632)	(16,976)
Total other income (expense)	(23,632)	52,124

Net loss	$(171,706)	$(84,483)

Loss per common share - basic and diluted	$(.04)	$(.05)
Weighted average shares outstanding - basic and diluted	3,939,000	1,671,675

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF STOCKHOLDERS' DEFICIT
Years Ended February 28, 2005 and February 29, 2004

	Preferred Stock Series A		Common Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 28, 2003	-	$-	971,456	$9,715	$4,033,205	$(15,165)	$(4,197,983)	$(170,228)
Debt to equity conversion	-	-	2,467,544	24,675	160,392	-	-	185,067
Issuance of common stock	-	-	500,000	5,000	32,500	(37,500)	-	-
Payments on stock subscription receivable	-	-	-	-	-	15,499	-	15,499
Compensation expense related to options issued	-	-	-	-	6,410	-	-	6,410
Write down of stock subscription	-	-	-	-	(14,666)	14,666	-	-
Net loss	-	-	-	-	-	-	(84,483)	(84,483)
Balance February 29, 2004	-	-	3,939,000	39,390	4,217,841	(22,500)	(4,282,466)	(47,735)
Payments on stock subscription receivable	-	-				22,500		22,500
Net loss - 9 months ended 11/30/05	-	-	-	-	-	-	(171,706)	(171,706)
Balance November 30, 2004	-	-	3,939,000	39,390	4,217,841	-	(4,454,172)	(196,941)
Debt to equity conversion	-	-	3,041,117	30,411	-	-	-	30,411
OID costs on convertible debentures	-	-	-	-	584,322	-	-	584,322
Stock dividend	3,939,000	39,390	-	-	(39,390)	-	-	-
Net increase in net assets - 3 months ended 2/28/05	-	-	-	-	-	-	390,244	390,244
Balance February 28, 2005	3,939,000	$39,390	6,980,117	$69,801	$4,762,773	$-	$(4,063,928)	$808,036

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF CASH FLOWS

	As a Business Development Company	Prior to becoming a Business Development Company
	Three months ended February 28, 2005	Nine months ended November 30, 2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from operations	-	$(171,706)	$(84,483)
Net increase in net assets resulting from operations as a business development company	$390,244	-
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Depreciation and amortization	-	-	55,000
Amortization of original issue discount	132,757	16,284	-
Compensation expense related to warrants	-	-	6,410
Interest added to due to stockholder	-	-	13,567
Net change in unrealized appreciation on investments	(607,597)	-	-
Assets transferred to BDC Partners, Inc.	(16,223)	-	-
Accounts receivable	-	19,099	98,829
Deposit on inventory		(960)	-
Accounts payable	(3,848)	24,266	(77,301)
Accrued liabilities	6,413	(856)	(1,056)
Investment in BDC Partners, Inc.	(50,000)	-	-
Due to BDC Partners, Inc.	2,100	-	-
Net cash provide by (used in) operating activities	(146,154)	(113,873)	10,966
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments on note payable - bank	-	-	(35,000)
Net proceeds (payments) from due to stockholder	-	48,023	16,977
Payments received on stockholder subscription receivable	-	22,500	15,499
Proceeds from issuance of convertible debentures	390,000	50,000	-
Net cash provided by (used in) financing activities	390,000	120,523	(2,524)
Net change in cash and cash equivalents for the period	243,846	6,650	8,442

Cash and cash equivalents at beginning of period	16,333	9,683	1,241
Cash and cash equivalents at end of period	$260,179	$16,333	$9,683

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	-	$100	$3,409

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for stock subscription	-	-	$37,500
Write down of stock subscription	-	-	$14,666
Issuance of preferred stock dividend	$39,390	-	-
Debt to equity conversion	$31,321	-	$185,067

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

SCHEDULE OF INVESTMENTS
February 28, 2005

Portfolio Company	Principal business	Investments	Cost	Fair Value
BDC Partners, Inc.	Technology	Equity	$67,403	$675,000

BDC Partners, Inc is a private company founded in 2004 and is located in Minneapolis, MN. It is a wholly own subsidiary of BDC Capital, Inc. that has a unique, multidisciplinary technology process paired with an intellectual property revenue-focused business model.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

NOTES TO FINANCIAL STATEMENTS
Years Ended February 28, 2005 and February 29, 2004

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of business:

BDC Capital, Inc. (“The Company”) was formed as a Minnesota corporation on April 7, 1982. It was incorporated under the name Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In 2000, the Company changed its name to eNetpc, Inc. In November of 2004 the Company changed its name to BDC Capital, Inc. BDC Capital, Inc. has engaged in the sale of computer components, development of software and resell of major computer brands. The names "BDC Capital, Inc." "we", "our" and "us" used in this report refer to BDC Capital, Inc.

On December 10, 2004, the Company elected to be regulated as a business development company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A. As a BDC, The Company plans to focus on current opportunities available to this attractive business model in these somewhat uncertain economic times.

Investment Strategy:

BDC Capital, Inc. intends to build an investment portfolio consisting of revenue generating assets and emerging companies well positioned for future growth. A business development company is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to invest in growing small businesses.

A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits of investing in privately owned small-and medium-sized companies.

As a BDC, the Company is required to have at least 70% of its assets in portfolio companies.

A summary of the Company's significant accounting policies follows:

Conversion to Business Development Company

The results of operations for 2005 are divided into two periods. The nine-month period, representing the period March 1, 2004 through November 30, 2004, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The three-month period ended February 28, 2005, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 1, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and consolidations.

Changes in unrealized gains (losses) on the change in value of portfolio investments for business development companies are recognized each period. Prior to becoming a business development company, unrealized gains (losses) on the change in value of investments were recorded as accumulated comprehensive income in the statement of stockholders equity. Gains (losses) on investment would only be recognized when realized or when an investment was permanently impaired.

As a business development company, consolidation of portfolio companies is not required in which the Company has a controlling interest. In contrast, prior to operating as a business development corporation, entities in which the Company had controlling interest would have been required to be consolidated.

The Company has determined that there is no cumulative effect adjustment for the three-month period ended February 28, 2005 in order to reflect the effects of conversion to a business development company.

Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash on deposit in excess of FDIC and similar insurance coverage is subject to the usual banking risks of funds in excess of those limits.

Valuation of Investments:

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company’s privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At February 28, 2005, approximately 72% of the Company’s total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company record unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s investment has also appreciated in value, where appropriate.

As a business development company, the Company invests primarily in illiquid securities including debt and equity securities of private companies. the Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. the Company’s fair value methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

With respect to private debt and equity securities, each investment is valued using industry valuation benchmarks, and, where appropriate, the value is assigned a discount reflecting the illiquid nature of the investment and/or the Company’s minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event will be used to corroborate the Company’s private debt or equity valuation.

Investments in equity securities:

Under business development company accounting, all equity investments are carried at fair value with any adjustments recorded in the statement of operations, combined with adjustments in the fair value of investments in loans, as investment gains (losses)—unrealized.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

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

	For the three months ended February 28,2005	For the nine months ended November 30, 2004	The year ended February 29, 2004
Net loss as reported	$390,244	$(171,706)	$(84,483)
Pro forma fair value compensation	-	-	(324,984)
Pro forma net loss	$390,244	$(171,706)	(409,469)

Basic income (loss) per share as reported	$.07	$(.04)	$(.05)
Dilutive income (loss) per share as reported	$.01	$(.04)	$(.05)
Basic pro forma income (loss) per share	$.07	$(.04)	(.24)
Dilutive pro forma income (loss) per share	$.01	$(.04)	(.24)

Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, volatility range of 376%, risk-free interest rates of 3.0% and a weighted average expected life of the option of five years in 2004. There were no options issued for the three months ended February 28, 2005 and for the nine months ended November 30, 2004.

Shipping and handling costs - Prior to becoming a business development company::

Shipping and handling costs charged to customers have been included in net sales. Shipping and handling costs incurred by the Company have been included in cost of sales.

Advertising:

The Company expenses advertising costs as they are incurred. Advertising costs were $1,420 for the year ended February 29, 2004. The Company did not incur any advertising expense for the three months ended February 28, 2005 and the nine months ended November 30, 2004.

Revenue recognition - Prior to becoming a business development company:

The Company recognizes sales when the products are shipped. Revenue from services is recognized when the service is provided. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

Net loss per share:

Basic loss per share is computed using the weighted average number of shares outstanding for the period, including preferred stock (see note 7). Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants and convertible debt. Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the three months ended February 28, 2005, the nine months ended November 30, 2004 and the year ended February 29, 2004 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. The diluted loss per share computation does include the adjusted incremental shares for the convertible debentures for the three months ended February 28, 2005.

Credit risk and allowance for doubtful accounts:

The Company reviews customers' credit history before extending credit and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. There is no allowance for doubtful accounts at February 29, 2004.

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at February 28, 2005 and February 29, 2004.

Recently issued accounting pronouncements:

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment”. SFAS 123(R) requires the recognition of compensation cost relating to share-based payment transactions in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued as of the grant date, based on the estimated number of awards that are expected to vest. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123(R) is effective for us beginning March 1, 2006. We are in the process of evaluating the impact of SFAS 123(R) on our financial position and results of operations.

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

Reclassifications

Certain accounts in the prior quarter financial statements have been reclassified for comparative purposes to conform with the presentation in the current financial statements. These reclassifications had no effect on net loss or stockholders' equity.

Note 2. Property and Equipment:

	2005	2004
Office equipment and furniture	$469,666	$469,666
Leasehold improvements	-	37,270
Production equipment	-	61,515
	469,666	568,451
Less accumulated depreciation	455,028	553,813
Less impairment of equipment	14,638	14,638
	$-	$-

Depreciation expense was $0 for the three months ended February 28, 2005, the nine months ended November 30, 2004 and $55,000 for the year ended February 29, 2004.

Note 3. Note Payable

During 2003, the Company entered into a $35,000 note with a bank to serve as a short-term loan to pay current obligations. The note was paid in full during 2004.

Note 4. Due to Stockholder:

At February 28, 2003, the Company had a note payable to a stockholder. The note had an outstanding balance of $150,000 at February 28, 2003, and was converted to common stock during the year ended February 29, 2004 at $0.075 per share. Interest expense on the note for the year ended February 29, 2004 was $13,567.

The Company had advances from one shareholder of $16,977 at February 28, 2004.

Note 5. Convertible debentures:

The Company issued convertible debentures totaling $519,322 as of February 28, 2005, bearing interest at 8.0% payable at maturity and are convertible at the Company’s current stock offering price which has been $.01 since December 1, 2004.  The debentures mature at various dates from April 1, 2005 through February 28, 2007. These debentures plus any accrued interest are convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature was $519,322. $132,757 and $15,659 of the beneficial conversion feature was amortized into interest expense for the three months ended February 28, 2005 and the nine months ended November 30, 2004, respectively.

Future maturities of these convertible debentures are as follows for the years ending February 28:

2006	$310,000
2007	209,322
Total	$519,322

The Company has also issued long-term convertible preferred debentures with a majority stockholder totaling $65,000, net of original issue discount of $58,085 as of February 28, 2005, bearing interest at 8.0% payable at maturity. The debenture matures in February, 2007. This debenture plus any accrued interest is convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing.. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature was $65,000. $6,915 of the beneficial conversion feature was amortized into interest expense for the three months ended February 28, 2005

The convertible debentures are issued with binding term sheets that require the following terms upon the sale of the converted stock by the purchaser:

A)	Purchaser shall first be entitled to an amount equal to 200% of the face amount of each debenture attributable to the sale of common stock acquired from the conversion of the associated debt.

B)
After the Purchaser receives the amount in A above, the Company shall be entitled to 50% of any additional Net Sales Proceeds of the stock. Net Sales Proceeds shall mean the gross proceeds received from the sale of the stock, less reasonable brokerage commissions.

C)	Final adjusted Net Sales Proceeds are to be wired to the Company within 7 days from the date of the final settlement of the sale of stock from the conversion of all of the outstanding debentures.

As of February 28, 2005, the Company entered into binding term sheets also provide for convertible debt financing similar to the terms above totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions.

Note 6. Income Taxes:

At February 29, 2005, the Company had net operating loss carryforwards of approximately $4,500,000. The net operating loss carryforwards are available to offset future taxable income through 2025 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. If not used, net operating loss carryforwards begin to expire in the following amounts each year:

2005	$26,000
2007	5,000
2011	39,000
2012	97,000
2018	41,000
2019	900,000
Thereafter	3,392,000

Total	$4,500,000

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,650,000	$1,650,000
Valuation allowance	(1,443,000)	(1,650,000)
Net deferred tax assets	207,000	-

Deferred tax liabilities:
Unrealized appreciation on investments	(207,000)	-
Net deferred tax assets	$-	$-

The change in valuation allowance was $0 and $40,000 for the years ended February 28, 2005 and February 29, 2004, respectively. Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2005 and February 29, 2004 is as follows:

	2005	2004
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.0%
Change in valuation allowance	(38.0)%	(38.0)%

Effective tax rate	0.0%	0.0%

Note 7. Stockholders' Equity (Deficit):

Preferred Stock

On February 4, 2005, the Corporation's board of directors designated 10,000,000 shares of preferred stock as Series A Preferred Stock to be issued out of the 20,000,000 authorized.

The Series A Preferred Stock ("Series A Preferred") is non-interest bearing, does not have voting rights and is not entitled to receive dividend. Each share of Series A Preferred issued can be converted into common stock on a 1:1 basis after a twelve month period. Should a liquidation event occur, the Series A Preferred automatically converts into common stock based on the foregoing formula. Further, the Series A Preferred is not affected by forward or reverse splits on the Corporation's common stock or other adjustments to the Corporation's capital structure. Finally, Series A Preferred is entitled to elect a majority of the Corporation's board of directors at all times, provided that a majority of the board of directors is, at all times, independent.

The Corporation has currently 3,939,000 Series A Preferred issued and outstanding as of February 28, 2005.

Stock Dividend

On February 4, 2005 the board of directors of BDC Capital, Inc. ("Corporation") authorized the issuance of 3,939,000 shares of Class A Preferred Stock in a stock dividend to each shareholder of record as of November 30, 2004. For each share of common stock held as of the Record Date, the Company shall issue one share of Preferred Series A stock. The Corporation relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.

Stock options:

The Company has a stock option plan that includes both incentive and non-statutory stock options granted to directors, officers, employees and consultants of the Company. The maximum number of shares of Common Stock reserved for issuance is 1,000,000 shares under the 1996 Stock Option Plan. Option activity is summarized as follows:

	Shares available for grant	Options Outstanding	Non-Plan Options	Options Outstanding	Weighted Average Exercise Price Per Share
Balance at February 28, 2003	705,000	295,000	-	295,000	$6.80
Options granted	(980,000)	980,000	40,000	1,020,000	1.00
Options cancelled	275,000	(275,000)	-	(275,000)	6.90
Balance at February 29, 2004	-	1,000,000	40,000	1,040,000	1.08
Options granted	-	-	-	-	-
Options cancelled	-	(577,800)	(40,000)	(617,800)	5.69
Balance at February 28, 2005	-	422,200	-	422,200	$1.04

Pursuant to SFAS No. 123, the Company recorded an expense of $6,410 during the year ended February 29, 2004 related to options issued to a non-employee. The expense was determined using the Black Scholes pricing model.

Note 8. Related Party Transactions

As a business development company, the Company has issued convertible debentures totaling $204,322, reduced by original issue discount of $166,104 as of February 28, 2005, bearing interest at 8.0% payable at maturity to various family members of the majority stockholder.

The Company issued a convertible debenture its majority stockholder totaling $65,000, reduced by original issue discount of $58,085 as of February 28, 2005. This debenture was converted in 6,061,000 shares of series A preferred stock in May 2005. See Note 5 for further details.

During the year ended February 29, 2004, the Company had sales of approximately $26,000 to Second Swing, a related party through common ownership. The Company had accounts receivable of approximately $15,000 from the related party at February 29, 2004.

The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

Note 9. Commitments and Contingencies:

During the year ended February 29, 2004 the Company leased two vehicles under operating leases. The vehicle leases expired during 2004. Lease expense for the year ended February 29, 2004 was $17,988.

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 10. Major Customers - Prior to becoming a business development company:

The Company had one and three customers which represented 73% and 44% of total sales for the nine months ended February 28, 2005 and the year ended February 29, 2004, respectively. Accounts receivable from these customers was $0 and $15,930 at February 28, 2005 and February 29, 2004, respectively.

Note 11. Financial Highlights - as a business development company:

Following is a schedule of financial highlights for the three months ended February 28, 2005:

Per Share Data:
Net asset value, at conversion to a BDC	$(0.05)	(a	)

Income from investment operations:
Net Investment loss	(0.05)	(b	)
Net realized gains on investments	-	(b	)
Net unrealized appreciation on investments	0.13	(b	)
Net increase in net assets resulting from operations	0.08

Dividends	-

Issuance of shares	0.01
Dilutive effect of share insurances	(0.07)
Increase in stockholders' equity (deficit) from OID on convertible debentures	0.15	(b	)
Increase in stockholder's equity relating to equity issuances	0.09

Net asset value, end of period	$0.12

Per share market value at end of period	$0.02
Total Return	-400%	(c	)
Shares outstanding at end of period	6,980,117

Ratio/Supplemental Data:
Net assets end of period	$808,036
Ratio of operating expenses to average net assets (annualized)	285%
Ratio of net investment loss to average assets (annualized)	285%

(a)	Based on total shares outstanding at date of conversion to BDC (December 1, 2004)
(b)	Based on average shares outstanding at date of conversion to BDC (December 1, 2004) through February 28, 2005
(c)	Total return for the period is not annualized

Note 12. Subsequent Events:

In April, the majority stockholder converted his $65,000 convertible preferred debenture into 6,061,000 shares of preferred stock.

During the period March 1, 2005 to May 31, 2005, convertible debenture holders converted $107,425 of the outstanding convertible debentures into 10,722,465 shares of common stock.

During the 3 months ended May 31, 2005, BDC Capital, Inc. invested an additional $278,000 in BDC Partners, Inc.