Form 10QSB
period 2005-05-31
BDC Capital, Inc.
filed 2005-07-20
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2005

|__|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,722,582 shares of Common Stock, as of June 30, 2005.

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

The Corporation has currently 10,000,000 Series A Preferred issued and outstanding as of June 30, 2005.

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

BDC Capital, Inc.
(formerly eNetpc, Inc.)

BALANCE SHEETS
(unaudited)

ASSETS
	May 31, 2005	February 28, 2005
Assets
Cash	$85,357	$260,179

Prepaid expense	3,000	-
Investment in securities, at fair value (cost of 343,303 and $67,403)	950,900	675,000

Property and equipment	-	-

Total Assets	$1,039,257	$935,179

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable	$17,649	$-
Convertible debentures, net of original issue discount of $38,396 and $188,526	65,631	108,308
Convertible debentures, net of original issue discount of $375,240 and $189,295	48,790	9,697
Accrued liabilities	11,993	7,038
Due to BDC Partners, Inc.	-	2,100

Total Liabilities	144,063	127,143

Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized 10,000,000 and 3,939,000 issued and outstanding	104,390	39,390
Common stock, $.01 par value, 2,020,000,000 shares authorized 17,722,582 and 6,980,117 shares issued and outstanding	177,226	69,801
Additional paid-in-capital	5,012,773	4,762,773

Accumulated deficit	(4,399,195)	(4,063,928)

Total Stockholders’ Equity	895,194	808,036

Total Liabilities and Stockholders’ Equity	$1,039,257	$935,179

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)
STATEMENT OF OPERATIONS
(unaudited)

As a Business Development Company
Three months ended May 31, 2005
Investment income	$804

Operating Expenses:
Professional fees	33,235
Administrative expenses	15,885
Rent	1,125
Printing and reproduction	49
Other	1,588
Interest expense	284,189

Total Operating expenses	336,071

Net investment loss	(335,267)

Net change in unrealized appreciation on investment	-

Net decrease in net assets resulting from operations	$(335,267)

Loss per common share - basic and diluted	$(.02)

Weighted average shares outstanding - basic and diluted	16,939,870

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF OPERATIONS
 (unaudited)

Prior to becoming a Business Development Company Three months ended May 31, 2004
Revenues	$54,730
Cost of sales	42,587

Gross profit	12,143

Operating Expenses
Selling, general and administrative expenses	24,289

Loss from operations	(12,146)

Total other income (expense)	-

Net loss	$(12,146)

Loss per common share - basic and diluted	$(.01)
Weighted average shares outstanding - basic and diluted	1,671,675

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF CASH FLOWS

	As a Business Development Company Three months ended May 31, 2005	Prior to becoming a Business Development Corporation Three months ended May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(12,146)
Net decrease in net assets resulting from operations as a business development company	(335,267)	-
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Depreciation and amortization	-	-
Amortization of original issue discount	272,270	-
Accounts receivable	-	6,892
Prepaid expenses	(3,000)	(1,063)
Accounts payable	17,649	(11,603)
Accrued liabilities	4,954	(203)
Investment in BDC Partners, Inc.	(275,900)	-
Due to BDC Partners, Inc.	(2,100)	-

Net cash used in operating activities	(321,394)	(18,123)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	58,560	-
Net proceeds (payments) from due to stockholder	-	10,218
Payments made on convertible debentures	(161,988)	-
Proceeds from issuance of convertible debentures	250,000	-
Net cash provided by financing activities	146,572	10,218

Net change in cash and cash equivalents for the period	(174,822)	(7,905)

Cash and cash equivalents at beginning of period	260,179	9,683

Cash and cash equivalents at end of period	$85,357	$1,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$6,965	$100

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt to equity conversion	$113,865	$-

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

SCHEDULE OF INVESTMENTS
May 31, 2005

Portfolio Company	Principal business	Investments	Cost	Fair Value
BDC Partners, Inc.	Technology	Equity	$343,303	$950,900

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

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission applicable to quarterly reports on Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and related notes and schedules included in the Company’s Form 10-KSB for the year ended February 28, 2005.

The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2005, the results of its operations and cash flows for the quarters ended May 31, 2005 and 2004. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

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

A summary of the Company's significant accounting policies follows:

Conversion to Business Development Company

The three-month period ended May 31, 2005, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 1, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and consolidations.

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

Valuation of Investments:

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company’s privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At May 31, 2005, approximately 72% of the Company’s total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Prior to February 29, 2004, all stock options issued to employees had vested. Since February 29, 2004 there have been no issuances of employee stock options.

Net loss per share:

Basic loss per share is computed using the weighted average number of shares outstanding for the period, including preferred stock. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants and convertible debt. Incremental shares attributable to the assumed exercise of stock options, stock purchase warrants and convertible debentures for the three months ended May 31, 2005 and 2004 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at May 31, 2005 and February 28, 2005.

Note 2. Property and Equipment:

	May 31, 2005	February 28, 2004
Office equipment and furniture	$469,666	$469,666
Leasehold improvements	-	37,270
Production equipment	-	61,515
	469,666	568,451
Less accumulated depreciation	455,028	553,813
Less impairment of equipment	14,638	14,638
	$-	$-

Depreciation expense was $0 for the three months ended May 31, 2005 and 2004.

Note 3. Convertible debentures:

During the three months ended May 31, 2005, the Company issued convertible debentures totaling $250,000. The convertible debentures were issued under the same terms as the convertible debentures that were issued in fiscal 2005. The convertible debentures bear interest at 8.0% payable at maturity and are convertible at the Company’s current stock offering price, which has been $.01 since December 1, 2004.  The debentures mature at various dates from April 1, 2005 through February 28, 2007. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature for the convertible debentures in the first quarter of fiscal 2006 was $250,000. $272,270 of the beneficial conversion feature was amortized into interest expense for the three months ended May 31, 2005.

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

As of February 28, 2005, the Company entered into binding term sheets also provide for convertible debt financing similar to the terms above totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions. As of May 31, 2005, the Company has not utilized this financing.

Note 4 Stockholders' Equity:

Preferred Stock

On February 4, 2005, the Corporation's board of directors designated 10,000,000 shares of preferred stock as Series A Preferred Stock to be issued out of the 20,000,000 authorized.

The Series A Preferred Stock ("Series A Preferred") is non-interest bearing, does not have voting rights and is not entitled to receive dividend. Each share of Series A Preferred issued will automatically be converted into common stock on a 1:1 basis after a twelve month period. Should a liquidation event occur, the Series A Preferred automatically converts into common stock based on the foregoing formula. Further, the Series A Preferred is not affected by forward or reverse splits on the Corporation's common stock or other adjustments to the Corporation's capital structure. Finally, Series A Preferred is entitled to elect a majority of the Corporation's board of directors at all times, provided that a majority of the board of directors is, at all times, independent.

In April 2005, the majority stockholder converted his $65,000 convertible preferred debenture into 6,061,000 shares of preferred stock.

Stock Dividend

On February 4, 2005 the board of directors of BDC Capital, Inc. ("Corporation") authorized the issuance of 3,939,000 shares of Class A Preferred Stock in a stock dividend to each shareholder of record as of November 30, 2004. For each share of common stock held as of the Record Date, the Company issued one share of Preferred Series A stock. The Corporation relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.

Note 5. Related Party Transactions

As a business development company, the Company has issued convertible debentures with an aggregate principal balance of $454,322 to family members of the majority stockholder. As of May 31, 2005 the remaining principal balance on the convertible debentures was $89,397, reduced by original issue discount of $70,735.

The Company issued a convertible debenture its majority stockholder with a principal balance $65,000. This debenture was converted in 6,061,000 shares of Series A Preferred Stock in May 2005.

The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

Note 6. Commitments and Contingencies:

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 7. Financial Highlights:

Following is a schedule of financial highlights for the three months ended May 31, 2005:

Per Share Data:
Net asset value beginning of period	.12

Income from investment operations:
Net Investment loss	(.02)
Net realized gains on investments	-
Net unrealized appreciation on investments	-
Net increase in net assets resulting from operations	(.02)

Dividends	-

Issuance of shares (preferred and common)	.06
Dilutive effect of share issuances	(.12)
Increase in stockholders' equity (deficit) from OID on convertible debentures	.01
Increase in stockholder's equity relating to equity issuances

Net asset value, end of period	$.05

Per share market value at end of period	.16
Total Return	700%	(a)
Shares outstanding at end of period	17,722,582

Ratio/Supplemental Data:
Net assets end of period	895,194
Ratio of operating expenses to average net assets (annualized)	157%
Ratio of net investment loss to average assets (annualized)	157%

(a)	Total return for the period is not annualized

Note 8. Subsequent Events:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of the Company for the three months ended May 31, 2005 and for the three months ended May 31, 2004, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

The results of operations for 2005 are divided into two periods. The three-month period, representing the period March 1, 2004 through May 31, 2004, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The three-month period ended May 31, 2005, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 1, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and consolidations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004

The results of operations are divided into two periods. The three-month period, representing the period March 1, 2004 through May 31, 2004 reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940. The three-month period ended May 31, 2005 reflects the Company’s results as a business development company under the Investment Company Act of 1940.

For the three months ended May 31, 2005, the Company incurred an operating loss of $335,267. The main components of this loss related to $33,235 of professional fees with a majority of these fees relate to setting up the Company as a business development company and $284,189 for interest expense on convertible debt. On the interest expense, $272,270 relates to the amortization of original debt discount with originated from the beneficial conversion feature related to the debt.

For the three months ended May 31, 2004, the Company incurred loss from operations of $(12,146). The net assets and operations of the computer sales division was transferred to the BDC Partners, Inc. when the Company became a business development company.

LIQUIDITY AND CAPITAL RESOURCES

As a business development company

BDC Capital, Inc.’s cash position at May 31, 2005 was $85,357, a decrease of $174,822 from $260,179 at February 28, 2005. During the three months ended May 31, 2005, net cash used by operating activities was $(321,394). Net cash provided by financing activities of $146,572 for the three months ended May 31, 2005 consisted of issuance of convertible debentures and common stock during the 3 month period.

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

Prior to becoming a business development company

BDC Capital, Inc.’s cash position at May 31, 2004 was $1,778, a decrease of $7,905 from $9,683 at February 29, 2004. During the three months ended May 31, 2005, net cash used by operating activities was $(18,123).

Net cash provided by financing activities of $10,218 for the three months ended May 31, 2004.

Recent Developments — Portfolio Companies

During the quarter ended May 31, 2005, BDC Capital, Inc. invested $275,900 equity in BDC Partners, Inc bringing the total investment in BDC Partners, Inc. to $343,303 as of May 31, 2005. The additional investment was funded by issuance of convertible debentures.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

BDC Capital, Inc. is, from time to time, a party to litigation arising in the normal course of its business. BDC believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2005 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM K-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BDC CAPITAL, INC.

Dated: July 20, 2005	By:	/s/ Richard A. Pomije
Richard A. Pomije, Chief Executive Officer
(Principal executive officer)