Form 10QSB
period 2005-08-31
BDC Capital, Inc.
filed 2005-10-17
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2005

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

Yes	X	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 37,898,473 shares of Common Stock, as of September 30, 2005.

Transitional Small Business Disclosure Format?
Yes	No	X

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

The Corporation has currently 10,000,000 Series A Preferred issued and outstanding as of September 30, 2005.

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

BDC Capital, Inc.
(formerly eNetpc, Inc.)

 BALANCE SHEETS
August 31, 2005 and February 28, 2005
(unaudited)

ASSETS
	August 31, 2005	February 28, 2005
Assets
Cash	$47,214	$260,179

Investment in securities, at fair value (costs $353,303 and $67,403 at August 31, 2005 and February 28, 2005 respectively)	960,900	675,000

Property and equipment	-	-

Total Assets	$1,008,114	$935,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$7,217	$-
Related party convertible debentures, net of original issue discount of $35,484 and $166,874	17,440	18,675
Convertible debentures, net of original issue discount of $226,484 and $269,032	65,435	99,330
Accrued liabilities	18,690	7,038
Due to BDC Partners, Inc.	410	2,100

Total Current Liabilities	109,192	127,143

Related party notes payable	70,000	-

Total Liabilities	179,192	127,143

Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized 10,000,000 and 3,939,000 issued and outstanding	104,390	39,390
Common stock, $.01 par value, 2,020,000,000 shares authorized 37,898,473 and 6,980,117 shares issued and outstanding	378,985	69,801
Subscription receivable	(58,782)	-
Additional paid-in-capital	5,042,773	4,762,773

Accumulated deficit	(4,638,444)	(4,063,928)

Total Stockholders’ Equity	828,922	808,036

Total Liabilities and Stockholders’ Equity	$1,008,114	$935,179

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)
STATEMENT OF OPERATIONS
(unaudited)

	As a Business Development Company	As a Business Development Company
	Three months ended August 31, 2005	Six months ended August 31, 2005
Investment income	$16	$819

Operating Expenses:
Professional fees	29,407	62,642
Administrative expenses	45,029	60,913
Rent	1,125	2,250
Printing and reproduction	-	51
Other	2,053	3,639
Interest expense	161,651	445,840

Total Operating expenses	239,265	575,335

Net investment loss	(239,249)	(574,516)

Net change in unrealized appreciation on investment	-	-

Net decrease in net assets resulting from operation	$(239,249)	$(574,516)

Loss per common share - basic and diluted	$(.01)	$(.02)

Weighted average shares outstanding - basic and diluted	31,650,486	24,352,669

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF OPERATIONS
 (unaudited)

	Prior to becoming a Business Development Company
	Three months ended August 31, 2004	Six months ended August 31, 2004

Revenues	$46,238	$100,968
Cost of sales	25,219	67,806

Gross profit	21,019	33,162

Operating Expenses
Selling, general and administrative expenses	41,611	65,900

Loss from operations	(20,592)	(32,738)

Interest expense	(4,791)	(4,791)

Net loss	$(25,383)	$(37,529)

Loss per common share - basic and diluted	$(.02)	$(.02)
Weighted average shares outstanding - basic and diluted	1,671,675	1,671,675

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF CASH FLOWS

	As a Business Development Company	Prior to becoming a Business Development Company
	Six months ended August 31, 2005	Six months ended August 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$-	$(37,529)
Net decrease in net assets resulting from operations as a business development company	(574,516)
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Depreciation and amortization	-	-
Amortization of original issue discount	423,939	-
Administrative fees paid by issuance of convertible debt	30,000	-
Accounts receivable	-	3,150
Inventories	-	(564)
Prepaid expenses	-	(804)
Accounts payable	7,217	38,340
Accrued liabilities	11,995	(27)
Investment in BDC Partners, Inc.	(285,900)	-
Due to BDC Partners, Inc.	(1,690)	-

Net cash provide by (used in) operating activities	(388,955)	2,566
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	109,303	-
Net proceeds (payments) from due to stockholder	-	(16,977)
Net proceeds (payments) from due to stockholder	-	7,500
Payments made on convertible debentures	(253,313)	-
Proceeds from issuance of notes payable	70,000	-
Proceeds from issuance of convertible debentures	250,000	-
Net cash provided by (used in) financing activities	175,990	(9,477)

Net change in cash and cash equivalents for the period	(212,965)	(6,911)

Cash and cash equivalents at beginning of period	260,179	9,683

Cash and cash equivalents at end of period	$47,214	$2,772

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$9,906	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Administrative expenses paid via increase in convertible debt	$30,000	-
Debt to equity conversion	$205,754	-

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

SCHEDULE OF INVESTMENTS
August 31, 2005

Portfolio Company	Principal business	Investments	Cost	Fair Value
BDC Partners, Inc.	Technology	Equity	$353,303	$960,900

BDC Partners, Inc is a private company founded in 2004 and is located in Minneapolis, MN. It is a wholly own subsidiary of BDC Capital, Inc. that has a unique, multidisciplinary technology process paired with an intellectual property revenue-focused business model.

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of business:

BDC Capital, Inc. (“The Company”) was formed as a Minnesota corporation on April 7, 1982. It was incorporated under the name Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In 2000, the Company changed its name to eNetpc, Inc. In November of 2004 the Company changed its name to BDC Capital, Inc. BDC Capital, Inc. has engaged in the sale of computer components, development of software and resell of major computer brands. The names "BDC Capital, Inc.”, "we", "our" and "us" used in this report refer to BDC Capital, Inc.

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

A summary of the Company's significant accounting policies follows:

Conversion to Business Development Company

The financial statements include the statement of operations as a business development company under the Investment Company Act of 1940, as amended as well as the statement of operations for the comparable period as an operating company. BDC Capital converted to a business development company in December 2004.

Cash and cash equivalents:

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash on deposit in excess of FDIC and similar insurance coverage is subject to the usual banking risks of funds in excess of those limits.

Valuation of Investments:

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company’s privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At August 31, 2005, approximately 95% of the Company’s total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Net loss per share:

Basic loss per share is computed using the weighted average number of shares outstanding for the period, including preferred stock (note 5). Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants and convertible debt. Incremental shares attributable to the assumed exercise of stock options and stock purchase warrants for the three and six months ended August 31, 2005, the three months and six months ended August 31, 2004 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. The diluted loss per share computation does include the adjusted incremental shares for the convertible debentures for the three and six months ended August 31, 2005.

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at August 31, 2005 and February 28, 2005.

Recently issued accounting pronouncements

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

Note 2. Property and Equipment:

	August 31, 2005	February 28, 2004
Office equipment and furniture	$469,666	$469,666
Leasehold improvements	-	37,270
Production equipment	-	61,515
	469,666	568,451
Less accumulated depreciation	455,028	553,813
Less impairment of equipment	14,638	14,638
	$-	$-

Depreciation expense was $0 for the three and six months ended August 31, 2005 and 2004.

Note 3. Convertible debentures:

The Company issued convertible debentures totaling $799,322 and $519,322 as of August 31, 2005 and February 28, 2005, bearing interest at 8.0% payable at maturity and are convertible at the Company’s current stock offering price which has been $.01 since December 1, 2004.  The debentures mature at various dates from April 1, 2005 through August 31, 2007. These debentures plus any accrued interest are convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature was $799,322 and $519,322 as of August 31, 2005 and February 28, 2005. $273,544 and $423,939 of the beneficial conversion feature was amortized into interest expense for the three and six months ended August 31, 2005 respectively. As of August 31, 2005 $581,886 of the discount remained to be amortized into interest expense due the life of the debt.

Future maturities of these convertible debentures are as follows for the years ending August 31:

2006	$-
2007	374,842
Total	$374,842

The Company has also issued long-term convertible preferred debentures with a majority stockholder totaling $65,000, net of original issue discount of $58,085 as of February 28, 2005, bearing interest at 8.0% payable at maturity. This debenture plus any accrued interest is convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature was $65,000. This debenture was converted into preferred stock on April 2005. During the three months ended August 31, 2005, the Company issued long term convertible preferred debentures with a majority shareholder for services provided to the Company totaling $30,000, net of original issue discount of $28,726 as of August 31, 2005, bearing interest at 8% at maturity. The debentures mature in August 2007. This debenture plus any accrued interest is convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature was $30,000. $1,274 of the beneficial conversion feature was amortized into interest expense for the three months ended August 31, 2005.

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

As of February 28, 2005, the Company entered into binding term sheets also provide for convertible debt financing similar to the terms above totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions. As of August 31, 2005, the Company has not utilized this financing.

Note 4. Related Party Note Payable:
During the three months ended August 31, 2005, the Company entered into a $70,000 note payable agreement with a stockholder of the Company. Terms of the agreement include 8% interest payable on the due date in July 2007.

Note 5 Stockholders' Equity (Deficit):

During the six months ended August 31, 2005, the Company has issued 14,109,901 shares of common stock in the amount of $141,099 and 6,061,000 shares of preferred stock in the amount of $65,000 through debt to equity conversions. The Company has also issued 16,808,456 shares of common stock for cash of $168,085.

Preferred Stock

On February 4, 2005, the Corporation's board of directors designated 10,000,000 shares of preferred stock as Series A Preferred Stock to be issued out of the 20,000,000 authorized.

The Series A Preferred Stock ("Series A Preferred") is non-interest bearing, does not have voting rights and is not entitled to receive dividend. Each share of Series A Preferred issued is automatically converted into common stock on a 1:1 basis after a twelve month period. Should a liquidation event occur, the Series A Preferred automatically converts into common stock based on the foregoing formula. Further, the Series A Preferred is not affected by forward or reverse splits on the Corporation's common stock or other adjustments to the Corporation's capital structure. Finally, Series A Preferred is entitled to elect a majority of the Corporation's board of directors at all times, provided that a majority of the board of directors is, at all times, independent.

The Corporation has currently 10,000,000 and 3,939,000 Series A Preferred issued and outstanding as ofAugust 31, 2005 and February 28, 2005.

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

Note 6. Related Party Transactions

As a business development company, the Company has issued convertible debentures with an aggregate principal balance of $454,322 to family members of the majority stockholder. As of August 31, 2005 the remaining principal balance on the convertible debentures was $52,923, reduced by original issue discount of $36,757.

The Company issued a convertible debenture to its majority stockholder with a principal balance $65,000. This debenture was converted in 6,061,000 shares of Series A Preferred Stock in April 2005. During the three months ended August 31, 2005, the Company issued a convertible debenture to its majority stockholder with a principal balance of $30,000. This debenture bears interest at 8% and matures in August 2007.

The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

Note 7. Commitments and Contingencies:

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 8. Financial Highlights - as a business development company

Following is a schedule of financial highlights for the three months ended August 31, 2005

Per Share Data:
Net asset value, at conversion to a BDC
Net asset value beginning of period	0.07

Income from investment operations:
Net Investment loss	(0.02)
Net realized gains on investments	-
Net unrealized appreciation on investments	-
Net decrease in net assets resulting from operations	(0.02)

Dividends	-

Issuance of shares	0.01
Issuance of preferred shares	0.01
Dilutive effect of share insurances	(0.06)
Decrease in stockholders' equity (deficit) from OID on convertible debentures	0.01
Decrease in stockholder's equity relating to equity issuances	(0.03)

Net asset value, end of period	$0.02

Per share market value at end of period	0.03
Total Return	(33)%
Shares outstanding at end of period	47,898,494

Ratio/Supplemental Data:
Net assets end of period	828,922
Ratio of operating expenses to average net assets (annualized)	139%
Ratio of net investment loss to average assets (annualized)	138%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended August 31, 2005 and 2004, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

The results of operations for 2005 are divided into two periods. The three and six-month period, representing the period March 1, 2004 through August 31, 2004, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The three and six-month period ended August 31, 2005, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 1, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and consolidations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004

The results of operations are divided into two periods. The three-month period, representing the period June 1, 2004 through August 31, 2004 reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940. The three-month period ended August 31, 2005 reflects the Company’s results as a business development company under the Investment Company Act of 1940.

For the three months ended August 31, 2005, the Company incurred an operating loss of $239,249. The main components of this loss related to $29,407 of professional fees with a majority of these fees relate to setting up the Company as a business development company and $161,651 for interest expense on convertible debt. On the interest expense, $151,669 relates to the amortization of original debt discount with originated from the beneficial conversion feature related to the debt.

For the three months ended August 31, 2004, the Company incurred loss from operations of $(25,383). The net assets and operations of the computer sales division was transferred to the BDC Partners, Inc. when the Company became a business development company.

SIX MONTHS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004

The results of operations are divided into two periods. The six-month period, representing the period March 1, 2004 through August 31, 2004 reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940. The six-month period ended August 31, 2005 reflects the Company’s results as a business development company under the Investment Company Act of 1940.

For the six months ended August 31, 2005, the Company incurred an operating loss of $574,516. The main components of this loss related to $62,642 of professional fees with a majority of these fees relate to setting up the Company as a business development company and $445,840 for interest expense on convertible debt. On the interest expense, $423,938 relates to the amortization of original debt discount with originated from the beneficial conversion feature related to the debt.

For the six months ended August 31, 2004, the Company incurred loss from operations of $(37,529). The net assets and operations of the computer sales division was transferred to the BDC Partners, Inc. when the Company became a business development company.

LIQUIDITY AND CAPITAL RESOURCES

As a business development company

BDC Capital, Inc.’s cash position at August 31, 2005 was $47,214, a decrease of $212,965 from $260,179 at February 28, 2005. During the six months ended August 31, 2005, net cash used by operating activities was $(388,955). Net cash provided by financing activities of $175,990 for the six months ended August 31, 2005 consisted of issuance of common stock and notes payable during the 6 month period.

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

Prior to becoming a business development company

BDC Capital, Inc.’s cash position at August 31, 2004 was $2,772, a decrease of $6,911 from $9,683 at February 29, 2004. During the six months ended August 31, 2004, net cash provided by operating activities was $2,566.

Net cash used by financing activities of $(9,477) for the six months ended August 31, 2004.

Recent Developments — Portfolio Companies

During the quarter ended August 31, 2005, BDC Capital, Inc. invested $10,000 equity in BDC Partners, Inc bringing the total investment in BDC Partners, Inc. to $353,303 as of August 31, 2005. The additional investment was funded by issuance of convertible debentures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2005 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM K-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BDC CAPITAL, INC.

Dated: October 17, 2005	By: /s/ Richard A. Pomije
Richard A. Pomije, Chief Executive Officer