Form 10QSB
period 2005-11-30
BDC Capital, Inc.
filed 2006-01-17
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 423,882,667 shares of Common Stock, as of January 2, 2006.
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

The Corporation has currently 10,000,000 Series A Preferred issued and outstanding as of January 2, 2006.

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements
Balance Sheets	2
Statements of Operations	3
Statements of Cash Flows	5
Notes to Financial Statements	7

BDC Capital, Inc.
(formerly eNetpc, Inc.)
 BALANCE SHEETS (UNAUDITED)
November 30, 2005 and February 28, 2005

ASSETS
	November 30, 2005	February 28, 2005
Assets
Cash	$6,140	$260,179
Prepaid expense	2,778
Total Current Assets	8,918	260,179

Investment in securities, at fair value (cost of $388,303 and $67,403 at November 30, 2005 and February 28, 2005, respectively)	995,900	675,000
Property and equipment, net	-	-

Total Assets	$1,004,818	$935,179

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Accounts payable	$3,596	$-
Related party convertible debentures, net of original issue discount of $31,939 and $166,874	13,758	18,675
Convertible debentures, net of original issue discount of $190,087 and $269,032	101,831	99,330
Accrued liabilities	27,342	7,038
Due to BDC Partners, Inc.	410	2,100

Total Current Liabilities	146,937	127,143

Related party notes payable	70,000	-

Total Liabilities	216,937	127,143

Stockholders’ Equity
Preferred stock, $.01 par value, 20,000,000 shares authorized, 10,000,000 and 3,939,000 issued and outstanding at November 30, 2005 and February 28, 2005, respectively	104,390	39,390
Common stock, $.01 par value, 2,020,000,000 shares authorized 37,898,473 and 6,980,117 shares issued and outstanding at November 30, 2005 and February 28, 2005, respectively	378,985	69,801
Subscription receivable	(2,167)	-
Additional paid-in-capital	5,114,999	4,762,773
Accumulated deficit	(4,808,326)	(4,063,928)
Total Stockholders’ Equity	787,881	808,036
Total Liabilities and Stockholders’ Equity	$1,004,818	$935,179

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)
STATEMENT OF OPERATIONS (UNDAUDITED)

	As a Business Development Company	As a Business Development Company
	Three months ended November 30, 2005	Nine months ended November 30, 2005
Investment income	$2	$821

Operating Expenses:
Professional fees	11,045	73,687
Administrative expenses	47,181	108,094
Rent	1,125	3,375
Printing and reproduction	-	51
Other	1,941	5,580
Interest expense	108,592	554,432

Total Operating expenses	169,884	745,219

Net investment loss	(169,882)	(744,398)

Net change in unrealized appreciation on investment	-	-

Net decrease in net assets resulting from operation	$(169,882)	$(744,398)

Loss per common share - basic and diluted	$(.00)	$(.02)

Weighted average shares outstanding - basic and diluted	49,976,187	32,858,173

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)
 STATEMENTS OF OPERATIONS (UNAUDITED)

	Prior to becoming a Business Development Company
	Three months ended November 30, 2004	Nine months ended November 30, 2004

Revenues	$10,441	$111,409
Cost of sales	9,191	76,997

Gross profit	1,250	34,412

Operating Expenses
Selling, general and administrative expenses	116,586	182,486

Loss from operations	(115,336)	(148,074)

Interest expense	(18,841)	(23,632)

Net loss	$(134,177)	$(171,706)

Loss per common share - basic and diluted	$(.03)	$(.04)
Weighted average shares outstanding - basic and diluted	3,939,000	3,939,000

The accompanying notes are an integral part of these financial statements

BDC Capital, Inc.
(formerly eNetpc, Inc.)

STATEMENTS OF CASH FLOWS

	As a Business Development Company	Prior to becoming a Business Development Company
	Nine months ended November 30, 2005	Nine months ended November 30, 2004
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES
Net loss	$-	$(171,706)
Net decrease in net assets resulting from operations as a business development company	(744,398)
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Depreciation and amortization	-	-
Amortization of original issue discount	523,879	-
Administrative fees paid by issuance of convertible debt	60,000	-
Accounts receivable	-	19,099
Inventories	-	(960)
Prepaid expenses	(2,778)	-
Accounts payable	3,596	24,266
Accrued liabilities	20,647	(856)
Investment in BDC Partners, Inc.	(320,900)	-
Due to BDC Partners, Inc.	(1,690)	-

Net cash provide used in operating and investing activities	(461,644)	(130,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	109,303	-
Net proceeds (payments) from due to stockholder	-	48,023
Net proceeds from subscription receivable	56,615	22,500
Payments made on convertible debentures	(278,313)	-
Proceeds from issuance of notes payable	70,000	50,000
Payments on notes payable
Proceeds from issuance of convertible debentures	250,000	16,284
Net cash provided by financing activities	207,605	136,807

Net change in cash and cash equivalents for the period	(254,039)	6,650

Cash and cash equivalents at beginning of period	260,179	9,683
Cash and cash equivalents at end of period	$6,140	$16,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$9,906	-

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Administrative expenses paid via increase in convertible debt	$60,000	-
Debt to equity conversion, including accrued interest	$248,325	-
Preferred stock dividend rescinded	$39,390

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

SCHEDULE OF INVESTMENTS
November 30, 2005

Portfolio Company	Principal business	Investments	Cost	Fair Value
BDC Partners, Inc.	Technology	Equity	$388,303	$995,900

BDC Partners, Inc is a private company founded in 2004 and is located in Minneapolis, MN. It is a wholly own subsidiary of BDC Capital, Inc. that has a unique, multidisciplinary technology process paired with an intellectual property revenue-focused business model.

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of business:

BDC Capital, Inc. (“The Company”) was formed as a Minnesota corporation on April 7, 1982. It was incorporated under the name Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In 2000, the Company changed its name to eNetpc, Inc. In November of 2004 the Company changed its name to BDC Capital, Inc. The Company has engaged in the sale of computer components, development of software and resell of major computer brands. The names "BDC Capital, Inc.”, "we", "our" and "us" used in this report refer to BDC Capital, Inc.

On December 10, 2004, the Company elected to be regulated as a business development company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A. As a BDC, the Company plans to focus on current opportunities available to this attractive business model.

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

Valuation of Investments:

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company’s privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At November 30, 2005, approximately 95% of the Company’s total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has decreased in value, including where collection of a loan or realization of an equity security is doubtful. Conversely, the Company records unrealized appreciation if it believes that the underlying portfolio company has appreciated in value and, therefore, the Company’s investment has also appreciated in value, where appropriate.

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

Net loss per share:

Basic loss per share is computed using the weighted average number of shares outstanding for the period, including preferred stock (note 5). Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and stock purchase warrants and convertible debt. Incremental shares (none outstanding) attributable to the assumed exercise of stock options and stock purchase warrants for the three and nine months ended November 30, 2005, and the nine months ended November 30, 2004 were excluded from the computation of diluted earnings per share as their effect would be anti-dilutive. The diluted loss per share computation does not include potential incremental shares relating to the outstanding convertible debentures for the three and nine months ended November 30, 2005, as they would have been anti-dilutive. As of November 30, 2005, the number of potentially dilutive common shares was approximately 31,984,200.

Carrying value of financial instruments:

The carrying value of the Company's financial instruments approximates fair value at November 30, 2005 and February 28, 2005.

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

Estimates and assumptions:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates include valuation of private company investments, the lives of patent rights and equipment and the valuation of stock issued. Actual results could differ from these estimates.

Note 2. Property and Equipment, net:

	November 30, 2005	February 28, 2005
Office equipment and furniture	$469,666	$469,666
Leasehold improvements	-	37,270
Production equipment	-	61,515
	469,666	568,451
Less accumulated depreciation	455,028	553,813
Less impairment of equipment	14,638	14,638
	$-	$-

Depreciation expense was $0 for the three and nine months ended November 30, 2005 and 2004.

Note 3. Convertible debentures:

The Company has issued convertible debentures totaling $799,322 and $519,322 as of November 30, 2005 and February 28, 2005, bearing interest at 8.0% payable at maturity and are convertible at the Company’s current stock offering price which has been $.01 since December 1, 2004.  The debentures mature at various dates from April 1, 2005 through August 31, 2007. These debentures plus any accrued interest are convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as a discount to the debt. The value of the beneficial conversion feature was $799,322 and $519,322 as of November 30, 2005 and February 28, 2005. Amortization of the beneficial conversion feature into interest expense for the three and nine months ended November 30, 2005 was $58,585 and $523,879, respectively. As of November 30, 2005, $204,664 of the discount remained to be amortized into interest expense over the remaining life of the debt.

The Company has also issued long-term convertible preferred debentures with a majority stockholder totaling $65,000, net of original issue discount of $58,085 as of February 28, 2005, bearing interest at 8.0% payable at maturity. This debenture plus any accrued interest is convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as a discount to the debt. The value of the beneficial conversion feature was $65,000. This debenture was converted into preferred stock on April 2005.

During the nine months ended November 30, 2005, the Company issued long term convertible preferred debentures with a majority shareholder for services provided to the Company totaling $60,000 of which 42,226 has been converted into 3,939,000 shares of preferred stock on October 13, 2005. The remaining $17,774 of convertible debt is net of original issue discount of $17,362 as of November 30, 2005, bearing interest at 8% at maturity. The debentures mature in November 2007. This debenture plus any accrued interest is convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature was $60,000. Amortization of the beneficial conversion feature into interest expense for the three and nine months ended November 30, 2005 was $41,355 and $42,638, respectively.

Future maturities of all remaining convertible debentures are as follows for the years ending November 30:

2006	$-
2007	337,615
Total	$337,615

The convertible debentures are issued with binding term sheets that require the following terms upon the sale of the converted stock by the purchaser:

A)	Purchaser shall first be entitled to an amount equal to 200% of the face amount of each debenture attributable to the sale of common stock acquired from the conversion of the associated debt.

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

As of February 28, 2005, the Company entered into binding term sheets to also provide for convertible debt financing similar to the terms above totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions. As of November 30, 2005, the Company has not utilized this financing.

Note 4. Related Party Note Payable:
The Company has a $70,000 note payable agreement with a related party of the Company. Terms of the agreement include 8% interest payable on the due date in July 2007.

Note 5. Stockholders' Equity (Deficit):

During the nine months ended November 30, 2005, the Company has issued 14,109,900 shares of common stock in the amount of $141,099 and 10,000,000 shares of preferred stock in the amount of $107,226 through debt to equity conversions. The Company has also issued 16,808,456 shares of common stock for cash of $168,085.

Preferred Stock

On February 4, 2005, the Corporation's board of directors designated 10,000,000 shares of preferred stock as Series A Preferred Stock to be issued out of the 20,000,000 authorized.

The Series A Preferred Stock ("Series A Preferred") is non-interest bearing, does not have voting rights and is not entitled to receive dividends. Each share of Series A Preferred issued is automatically converted into common stock on a 1:1 basis after a twelve month period. Should a liquidation event occur, the Series A Preferred automatically converts into common stock based on the foregoing formula. Further, the Series A Preferred is not affected by forward or reverse splits on the Corporation's common stock or other adjustments to the Corporation's capital structure. Finally, Series A Preferred is entitled to elect a majority of the Corporation's board of directors at all times, provided that a majority of the board of directors is, at all times, independent.

Stock Dividend

On February 4, 2005 the board of directors of BDC Capital, Inc. ("Corporation") authorized the issuance of 3,939,000 shares of Class A Preferred Stock in a stock dividend to each shareholder of record as of November 30, 2004. For each share of common stock held as of the Record Date, the Company issued one share of Preferred Series A stock. The Corporation relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. In November, 2005, the board of directors rescinded this stock dividend.

Note 6. Related Party Transactions

As a business development company, the Company has issued convertible debentures with an aggregate principal balance of $454,322 to family members of the majority stockholder. As of November 30, 2005 the remaining principal balance on the convertible debentures was $45,697, reduced by original issue discount of $31,939.

The Company issued a convertible debenture to its majority stockholder with a principal balance $65,000. This debenture was converted in 6,061,000 shares of Series A Preferred Stock in April 2005. During the nine months ended November 30, 2005, the Company issued a convertible debenture to its majority stockholder with a principal balance of $60,000. This debenture bears interest at 8% and matures in November 2007. The stockholder converted $42,226 of this debenture into preferred stock during the three months ended November 30, 2005, including interest.

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

Note 8. Financial Highlights - as a business development company

Following is a schedule of financial highlights for the nine months ended November 30, 2005;

Per Share Data:
Net asset value, at conversion to a BDC
Net asset value beginning of period, March 1, 2005	$0.07

Income from investment operations:
Net investment loss	(0.02)
Net realized gains on investments	-
Net unrealized appreciation on investments	-
Net decrease in net assets resulting from operations	(0.02)

Dividends	-
Issuance of shares	0.01
Issuance of preferred shares	0.01
Dilutive effect of share insurances	(0.06)
Increase in stockholders' equity (deficit) from OID on convertible debentures	0.01
Net decrease in stockholder's equity relating to equity activity	(0.03)

Net asset value, end of period	$0.02

Per share market value at end of period	$0.02
Total Return	0%
Shares outstanding at end of period, November 30, 2005	47,898,473

Ratio/Supplemental Data:
Net assets end of period	$787,881
Ratio of operating expenses to average net assets (annualized)	189%
Ratio of net investment loss to average assets (annualized)	189%

Note 9. Subsequent Events:

During the period December 1, 2005 to January 2, 2006, convertible debenture holders converted $319,842 including accrued interest of $26,895 of the outstanding convertible debentures into 34,673,663 shares of common stock.

In addition, on December 30, 2005, the Company issued 40,000,000 shares of common stock for a total cash proceeds of $400,000. Also, the company entered into subscription receivable agreements for 314,000,000 shares of restricted common stock valued at $3,140,000 of which no proceeds have been received as of January 13, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended November 30, 2005 and 2004, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

The results of operations for fiscal 2005 and 2004 are reported separately. The three and nine-month periods ended November 30, 2004, reflects the Company's results prior to operating as a business development company under the Investment Company Act of 1940, as amended. The three and nine-month periods ended November 30, 2005, reflects the Company's results as a business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning December 1, 2004 are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments and consolidations.

Changes in unrealized gains (losses) on the changes in value of portfolio investments for business development companies are recognized each period. Prior to becoming a business development company, unrealized gains (losses) on the change in value of investments were recorded as accumulated comprehensive income in the statement of stockholders equity. Gains (losses) on investment would only be recognized when realized or when an investment was permanently impaired.

As a business development company, consolidation of portfolio companies is not required in which the Company has a controlling interest. In contrast, prior to operating as a business development corporation, entities in which the Company had controlling interest would have been required to be consolidated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

The results of operations are reported separately. The three-month period, representing the period September 1, 2004 through November 30, 2004 reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940. The three-month period ended November 30, 2005 reflects the Company’s results as a business development company under the Investment Company Act of 1940.

For the three months ended November 30, 2005, the Company incurred an investment loss of $169,882. The main components of this loss related to $47,181 of administrative fees with a majority of these fees relating to the management of the Company and $108,592 for interest expense on convertible debt. Included in interest expense was $99,940 of amortization of the original debt discount which originated from the beneficial conversion feature related to the convertible debt.

For the three months ended November 30, 2004, the Company incurred a net loss of $134,177. The net assets and operations of the computer sales division was transferred to the BDC Partners, Inc. when the Company became a business development company.

NINE MONTHS ENDED NOVEMBER 30, 2005 AND NOVEMBER 30, 2004

The results of operations are reported separately. The nine-month period, representing the period March 1, 2004 through November 30, 2004 reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940. The nine-month period ended November 30, 2005 reflects the Company’s results as a business development company under the Investment Company Act of 1940.

For the nine months ended November 30, 2005, the Company incurred an investment loss of $744,398. The main components of this loss related to $73,687 of professional fees with a majority of these fees relating to setting up the Company as a business development company and $554,432 for interest expense on convertible debt. Included in interest expense was $523,879 of amortization of original debt discount which originated from the beneficial conversion feature related to the convertible debt.

For the nine months ended November 30, 2004, the Company incurred a net loss of $171,706. The net assets and operations of the computer sales division was transferred to the BDC Partners, Inc. when the Company became a business development company.

LIQUIDITY AND CAPITAL RESOURCES

As a business development company

BDC Capital, Inc.’s cash position at November 30, 2005 was $6,140, a decrease of $254,039 from $260,179 at February 28, 2005. During the nine months ended November 30, 2005, net cash used by operating activities was $461,644. Net cash provided by financing activities of $207,605 for the nine months ended November 30, 2005 consisted of issuance of common stock and notes payable during the nine month period.

Our current monthly operating expenses are approximately $25,000 per month. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We do have in place a $16.5 million equity line commitment from new and existing investors. BDC Capital, Inc. signed agreements for the equity line in February 2005. Under the terms of the agreement, BDC Capital may elect to receive as much as $16.5 million from the investors in common stock purchases over the next two years.

Prior to becoming a business development company

BDC Capital, Inc.’s cash position at November 30, 2004 was $16,333, an increase of $6,650 from $9,683 at February 29, 2004. During the nine months ended November 30, 2004, net cash used by operating activities was $130,157.

Net cash provided by financing activities of $136,807 for the nine months ended November 30, 2004.

Recent Developments — Portfolio Companies

During the quarter ended November 30, 2005, BDC Capital, Inc. invested $35,000 equity in BDC Partners, Inc bringing the total investment in BDC Partners, Inc. to $388,303 as of November 30, 2005. The additional investment was funded by proceeds received from the stock subscription receivable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2005 has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 01-13-2006	BDC CAPITAL, INC.

/s/Richard A. Pomije
Richard A. Pomije, CEO