Form 10-K
period 2006-02-28
BDC Capital, Inc.
filed 2006-05-24
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2006

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

Registrant's telephone number: (952) 890-2362

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class
Common Stock
Par Value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.           [  ] Yes   [X] No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |___|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    [  ] Yes            [X] No

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $12,827,164 based on shares held by non-affiliates as of April 28, 2006, and the closing sale price for said shares in the NASDAQ National Market as of such date.

There were 427,572,138 shares of the registrant’s common stock outstanding as of April 28, 2006.

Title of Each Class
Preferred Stock, Par Value $0.01 per share

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

The Corporation has currently 20,000,000 Series A Preferred issued and outstanding as of April 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-KSB certain previously filed exhibits identified in Part III, Item 13 hereof.

ii

iii

PART I

ITEM 1.	BUSINESS

GENERAL

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In August of 2000, the Company changed its name to eNetpc, Inc. In December 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940 and changed its name to BDC Capital Inc. Company headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet addresses are www.bdccapital.com and www.bdcpartners.com.

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

BDC Capital, Inc. currently has one investment portfolio company, 100% wholly own BDC Partners, Inc. which has its website at www.bdcpartners.com.

BDC Partners, Inc. is a private company founded in 2004. Located in Minneapolis it is a wholly own subsidiary of BDC Capital, Inc (www.bdccapital.com). It has a unique, multidisciplinary technology process paired with an intellectual property revenue-focused business model. While most companies are in the business of technology products (including start-ups that design and manufacture products), BDC Partners owns pure intellectual property with recurring revenues, creating, funding and commercializing innovative new ideas.

Current Intellectual Property of BDC Partners, Inc.

PC Related domains:  BuildtoOrderPc series, including Laptopcomputers.com and Notebookcomputers.com.

GoSchools.com  domains:   Specializing in College, Universities (Division I, II and III, NAIA) and High School domain names.

EMPLOYEES

As of April 28, 2006, BDC Capital, Inc. has two employees. The Company’s employees are not represented by a union. The Company considers its relations with its employees to be outstanding.

ITEM 1A.	RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for the twelve months ended February 28, 2006 was $1,059,421 and future losses are likely to occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our current monthly operating expenses are $25,000 per month. Our current cash reserves after receiving payments of approximately $359,800 on subscription receivables subsequent to February 28, 2006 are sufficient to enable us to operate for the next 12 months.

We May Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock. We will need to raise additional capital to fund our anticipated operating expenses and future investments. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Richard Pomije, our Chief Executive Officer and Principal Financial Officer. We cannot assure you that we would be able to find an appropriate replacement for him or any other key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not have an employment agreement with Mr. Pomije, nor do we presently maintain key-man life insurance policies on him.

Minnesota Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Minnesota law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors, in the aggregate, will have the ability to nominate two (2) members to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A
BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Stockholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without stockholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our stockholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

Investing in Private Companies Involves a High Degree of Risk

Our portfolio consists of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.
Specifically as it relates to our investment in BDC Partners, Inc. we rely on BDC Partners to timely renew its domain names which is its significant asset.

Our Portfolio of Investments are Illiquid

We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio is typically subject to restrictions on resale or otherwise has no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments. Substantially all of our portfolio investments are recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty regarding the value of our portfolio investments. Pursuant to the requirements of the 1940 Act, we value substantially all of our investments at fair value as determined in good faith by our board of directors on a quarterly basis. Since there is typically no readily ascertainable market value for the investments in our portfolio, our board of directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis, and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the company does not currently support the cost of our debt or equity investment. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value. Without a readily ascertainable market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio. Any changes in estimated fair value will be recorded in our statement of operations as "Net unrealized gains (losses)."

Our Common Stock Price May be Volatile

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

-	Price and volume fluctuations in the overall stock market from time to time;
-	Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;
-	Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or Leaps, or short trading positions;
-	Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;
-	Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;
-	General economic conditions and trends;
-	Loss of a major funding source; or
-	Departures of key personnel

ITEM 2.	PROPERTIES

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

BDC's common stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended February 28, 2006 and February 28, 2005.

Fiscal Year 2006	Low	High
First Quarter	$0.16	$0.17
Second Quarter	0.03	0.03
Third Quarter	0.02	0.02
Fourth Quarter	0.02	0.04

Fiscal Year 2005	Low	High
First Quarter	$0.10	$0.55
Second Quarter	0.10	0.10
Third Quarter	0.10	0.55
Fourth Quarter	0.02	0.28

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of April 28, 2006, there were approximately 360 record holders of the Company's common stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for BDC Capital as of and for each of the two years in the period ended February 28, 2006, and has been derived from our audited consolidated financial statements.

As a Business Development Company Statement of Operations Data	For the year ended February 28, 2006	For the three months ended February 28, 2005
Investment income	$823	$-
Operating expenses	1,060,244	217,353
Net investment loss	(1,059,421)	(217,353)
Net change in unrealized appreciation on investment	-	607,597
Net increase (decrease) in net assets resulting from operation	$(1,059,421)	$390,244

Income (loss) per common share-basic	$(0.01)	$0.07
Income (loss) per common share-diluted	$(0.01)	$0.01
Weighted average shares outstanding-basic	96,866,690	5,222,212
Weighted average shares outstanding-diluted	96,866,690	35,661,227

Prior to becoming a Business Development Company Statement of Operations Data	For the nine months ended November 30, 2004
Revenues	$111,409
Cost of sales	76,997
Gross profit	34,412
Selling, general and administrative expenses	182,486
Loss from operations	(148,074)
Interest expense	(23,632)
Net loss	$(171,706)

Loss per common share-basic and diluted	$(.04)

Weighted average shares outstanding-basic and diluted	3,939,000

Balance Sheet Data	2006	2005
Total Assets	$1,031,265	$935,179
Total Liabilities	79,504	127,143
Stockholders’ Equity	951,761	808,036

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the year ended February 28, 2006 and for the year ended February 28, 2005, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

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

As a business development company, consolidation of portfolio companies is not required in which the Company has a controlling interest. In contrast, prior to operating as a business development corporation, entities in which the Company had a controlling interest would have been required to be consolidated.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005

The results of operations for fiscal year 2005 are divided into two periods. The nine-month period, representing the period March 1, 2004 through November 30, 2004 reflects the Company’s results prior to operating as a business development company under the Investment Company Act of 1940. The three-month period ended February 28, 2005 reflects the Company’s results as a business development company under the Investment Company Act of 1940. The year ended February 28, 2006 is a complete year as a business development company.

For the year ended February 28, 2006, the Company incurred a net investment loss of $1,059,421. The main components of this loss related to $79,790 of professional fees with a majority of these fees relating to accounting and investor relations and $809,888 for interest expense on convertible debt. On the interest expense, $775,906 relates to the amortization of original debt discount which originated from the beneficial conversion feature related to the debt. In addition, the Company recorded administrative expenses of $147,816 for the management of the company.

For the three months ended February 28, 2005, the Company incurred a net investment loss of $217,353. The main components of this loss related to $69,901 of professional fees with a majority of these fees relating to setting up the Company as a business development company and $139,171 for interest expense on convertible debt. On the interest expense, $132,757 relates to the amortization of original debt discount which originated from the beneficial conversion feature related to the debt. In addition, the Company recorded an increase in unrealized appreciation on its investment in BDC Partners, Inc. of $607,597.

For the nine months ended November 30, 2004, the Company incurred a loss from operations of $148,074, compared to a loss of $136,707 for the year ended February 28, 2004. The change in the net loss in 2005 is primarily attributable to the continued decline in revenues from the computer sales division. The net assets and operations of the computer sales division was transferred to the BDC Partners, Inc. when the Company became a business development company.

LIQUIDITY AND CAPITAL RESOURCES

As a business development company

BDC Capital, Inc.’s cash position at February 28, 2006 was $15,346 , a decrease of $244,833 from $260,179 at February 28, 2005. During the year ended February 28, 2006, net cash used in operating activities was $507,628. Net cash provided by financing activities of $262,795 for the year ended February 28, 2006 consisted primarily of issuance of common and preferred stock and convertible debentures net of payments on convertible debt.

BDC Capital, Inc.’s cash position at February 28, 2005 was $260,179, an increase of $243,846 from $16,333 at November 30, 2004. During the three months ended February 28, 2005, net cash used in operating activities was $146,154. Net cash provided by financing activities of $390,000 for the three months ended February 28, 2005 consisted entirely of issuance of convertible debentures during the three month period.

Our current monthly operating expenses are approximately $25,000 per month. Our current cash reserves after receiving payments of approximately $359,800 on subscription receivables subsequent to February 28, 2006 are sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities. We do have in place a $16.5 million equity line from new and existing investors. BDC Capital, Inc. signed agreements for the equity line in February 2005. Under the terms of the agreement, BDC Capital may elect to receive as much as $16.5 million from the investors in common stock purchases over the next two years.

Prior to becoming a business development company

BDC Capital, Inc.’s cash position at November 30, 2004 was $16,333, an increase of $6,650 from $9,683 at February 28, 2004. During the nine months ended November 30, 2004, net cash used by operating activities was $113,873. Net cash provided by financing activities was $120,523 for the nine months ended November 30, 2004.

Recent Developments — Portfolio Companies

None.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and those that require management’s most difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the valuation of investments.

Valuation of Portfolio Investments

As a business development company, we invest primarily in illiquid securities including debt and equity securities of private companies. The investments are generally subject to restrictions on resale and generally have no established trading market. We value substantially all of our equity investments at fair value as determined in good faith by our valuation committee on a quarterly basis. The valuation committee, comprised of two board members, reviews and approves the valuation of our investments within the guidelines established by the board of directors. Fair value is generally defined as the amount that an investment could be sold for in an orderly disposition over a reasonable time. Generally, to increase objectivity in valuing our assets, external measures of value, such as public markets or third party transactions, are utilized whenever possible. Valuation is not based on long term work-out value, nor immediate liquidation value, nor incremental value for potential changes that may take place in the future.

Recently issued accounting pronouncements:

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Shared-Based Payment," which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 12(R) requires all share-based payments to employees and directors, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on their fair values, using prescribed option-pricing models effective for the first annual period beginning after June 15, 2005. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statements recognition. The adoption of this statement becomes effective for the Company on March 1, 2006.

The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future, valuation methodology adopted and assumptions selected at the time of future grants. With the adoption of Statement No. 123(R), we may elect to utilize a different valuation method and/or different valuation assumptions. These selections may have a significant impact on the amount of share based payment expense under Statement No. 123(R).

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our results of operations and financial condition but do not expect that adoption will have a material impact.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s investment activities contain elements of risk. The portion of the Company’s investment portfolio consisting of equity or equity-linked debt securities in private companies is subject to valuation risk. Because there is typically no public market for the equity and equity-linked debt securities in which it invests, the valuation of the equity interest in the portfolio is stated at “fair value” and determined in good faith by the Board of Directors on a quarterly basis in accordance with the Company’s investment valuation policy.
In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio may differ significantly from the value that would be placed on the portfolio if a ready market for the investments existed. Any changes in valuation are recorded in the Company’s consolidated statement of operations as “Net unrealized appreciation (depreciation) on investment”.

At times a portion of the Company’s portfolio may include marketable securities traded in the over-the-counter market. In addition, there may be a portion of the Company’s portfolio for which no regular trading market exists. In order to realize the full value of a security, the market must trade in an orderly fashion or a willing purchaser must be available when a sale is to be made. Should an economic or other event occur that would not allow the markets to trade in an orderly fashion the Company may not be able to realize the fair value of its marketable investments or other investments in a timely manner.

As of February 28, 2006, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company’s investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	20

Financial Statements:
Balance Sheets	21
Statements of Operations	22-23
Statements of Stockholders' Equity (Deficit)	24
Statements of Cash Flows	25
Notes to Financial Statements	26-35

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of BDC Capital, Inc.

Name	Age	Position
Richard A. Pomije	50	Chairman, President, CEO & Secretary/Treasurer

Jeff Mills	44	Director

Dan Janisch	58	Director

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

Directors are elected at the annual meeting of the stockholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

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

Audit Committee

Mills and Janisch currently serve as members of the Audit Committee. This committee met twice during the last fiscal year. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Jeff Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the audit committee financial expert does not impose on Mr. Mills any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Mills as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2006, February 28, 2005, and February 28, 2004 to the Chairman and Chief Executive Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2006.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary	Other Annual Compensation
Richard A. Pomije, Chairman and CEO	2006	$125,325	$5,000	(2)
	2005	$96,650	$500	(2)
	2004	$5,643	$14,815	(1)

(1)	Automobile expenses.
(2)	Board member fees

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the Named Executive Officer during the 2006 and 2005 fiscal year.

No options were granted in fiscal 2006 and 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table provides information relating to the value of shares of common stock subject to options held by the Named Executive Officer as of  February 28, 2006.

Name	Number of shares - Underlying options granted	Exercise Price ($/share)	Expiration date
Richard A. Pomije	200,000	$1.00	------

Jeff Mills	200,000	$1.00	------

(1) expiration is 30 days after service terminates.

DIRECTORS' COMPENSATION
To date, BDC Capital, Inc. currently pays it's directors a $500.00 monthly fee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2006 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by BDC Capital to own beneficially 10% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije	3,069,918(2)	.07%

Jeff Mills	300,000(3)	.01%

All directors and executive officers as a group	3,369,918.08%

Common shares issued and outstanding as of 2/28/2006 were 427,572,138

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

(2) excludes 200,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

(3) excludes 200,000 shares of Common Stock purchasable pursuant to the exercise of currently exercisable options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BDC Capital, Inc. sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly.

ITEM 14.	Principal Accountant Fees and Services.

During the prior two fiscal years, the following was paid for accountant and related services:

	2006	2005
Audit fees (1)	$24,510	$14,758
Tax fees (2)	-	2,570
All other fees	-	-

(1) audit fees were paid to CMO during the year ended February 28, 2006 and to VK during the year ended February 28, 2005
(2) tax fees paid to Century Small Business Solutions

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

•
The Committee shall have a clear understanding with management and the independent auditors that the independent auditors are ultimately accountable to the board and the Audit Committee, as representatives of the Company’s stockholders. The Committee shall have the ultimate authority for and responsibility to evaluate and annually recommend the selection, retention, and, where appropriate, the replacement of the independent auditors. The Committee shall review and approve the performance by the independent auditors of any non-audit-related service if the fees for such service are projected to exceed 15% of the most recently completed fiscal year’s combined audit fees and audit-related service fees. The Committee shall review and discuss with the auditors their independence from management and the Company and the matters included in the written disclosures required by professional independence standards applicable to the independent auditors. Annually, the Committee shall review and assess whether the independent auditor’s performance of non-audit services is compatible with the auditor’s independence. In addition, the Audit Committee shall review any candidate for the senior accounting and/or financial executive position prior to his or her appointment by the Company.

•
The Committee shall review and discuss with the independent auditors and with the head of the Company’s finance department the overall scope and plans for the audits. Also, the Committee shall discuss with management and the independent auditors the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risk, and legal and ethical compliance programs. Further, the Committee shall meet separately with the independent auditors, without management present, to discuss the results of their respective audit procedures.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements
Audited Financial Statements for the year ended February 28, 2006

(b)	Exhibits.
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.2	1996 Employee Stock Option Plan, as amended to date (1)
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BDC CAPITAL, INC.

Dated: May 19, 2006	By: /s/ Richard A. Pomije
Richard A. Pomije, Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 19, 2006	By: /s/ Richard A. Pomije
Richard A. Pomije, Director, Chief Executive Officer, Chief Financial Officer and President (Principal executive officer)

Dated: May 19, 2006	By:/s/ Dan Janisch
Dan Janisch, Director

Dated: May 19, 2006	By: /s/ Jeff Mills
Jeff Mills, Director

BDC Capital, Inc.

FINANCIAL REPORT

FEBRUARY 28, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
BDC Capital, Inc.

We have audited the accompanying balance sheets of BDC Capital, Inc. as of February 28, 2006 and 2005, including the schedule of investments and the related statements of operations, stockholders' equity and cash flows for the year ended February 28, 2006, the three months ended February 28, 2005 and the nine months ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BDC Capital, Inc. as of February 28, 2006 and 2005, and the results of its operations and its cash flows for the year ended February 28, 2006, the three months ended February 28, 2005 and the nine months ended November 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O’Connor, LLC

Bloomington, Minnesota
May 17, 2006

BDC Capital, Inc.
 BALANCE SHEETS
February 28, 2006 and 2005

ASSETS
	2006	2005
Current assets:
Cash	$15,346	$260,179
Prepaid expense	2,019	-

Total current assets	17,365	260,179

Property and equipment, net	-	-

Investment in securities, at fair value (cost of $406,303 and $67,403 at February 28, 2006 and 2005, respectively)	1,013,900	675,000
Total assets	$1,031,265	$935,179

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,420	$-
Related party convertible debentures, net of original issue discount of $166,874 in 2005	-	18,675
Convertible debentures, net of original issue discount of $269,032 in 2005	-	99,330
Advance from stockholder	798
Accrued liabilities	3,876	7,038
Due to BDC Partners, Inc.	410	2,100

Total current liabilities	9,504	127,143

Notes payable - related party	70,000	-

Total liabilities	79,504	127,143

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, 20,000,000 and 3,939,000 issued and outstanding, respectively	200,000	39,390
Common stock, $.01 par value, 2,000,000,000 shares authorized, 427,572,138 and 6,980,117 shares issued and outstanding, respectively	4,275,721	69,801
Additional paid-in-capital	5,149,389	4,762,773
Subscription receivable	(3,550,000)	-
Accumulated deficit	(5,123,349)	(4,063,928)
Total stockholders’ equity	951,761	808,036
Total liabilities and stockholders’ equity	$1,031,265	$935,179

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
STATEMENT OF OPERATIONS

	As a Business Development Company
	Year Ended February 28, 2006	Three Months Ended February 28, 2005

Investment income	$823	$-

Operating Expenses:
Professional fees	79,790	69,901
Administrative expenses	147,816	6,885
Rent	4,500	750
Other	18,250	646
Interest expense	809,888	139,171

Total Operating expenses	1,060,244	217,353

Net investment loss	(1,059,421)	(217,353)

Net change in unrealized appreciation on investment	-	607,597

Net increase (decrease) in net assets resulting from operations	$(1,059,421)	$390,244

Income (loss) per common share - basic	$(0.01)	$0.07

Income (loss) per common share -diluted	$(0.01)	$0.01

Weighted average shares outstanding - basic	96,866,690	5,222,212

Weighted average shares outstanding - diluted	96,866,690	35,661,227

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
STATEMENTS OF OPERATIONS

Prior to becoming a Business Development Company
Nine months ended November 30, 2004
Revenues	$111,409
Cost of sales	76,997

Gross profit	34,412

Selling, general and administrative expenses	182,486

Loss from operations	(148,074)

Other income (expense):
Interest expense	(23,632)

Net loss	$(171,706)

Loss per common share - basic and diluted	$(.04)
Weighted average shares outstanding - basic and diluted	3,939,000

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended February 28, 2006 and 2005

	Preferred Stock		Common Stock		Additional
	Series A				Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 29, 2004	-	$-	3,939,000	$39,390	$4,217,841	$(22,500)	$(4,282,466)	$(47,735)

Payments on stock subscription receivable	-	-	-	-	-	22,500	-	22,500

Net loss - nine months ended 11/30/04	-	-	-	-	-	-	(171,706)	(171,706)

Balance November 30, 2004	-	-	3,939,000	39,390	4,217,841	-	(4,454,172)	(196,941)

Debt to equity conversion	-	-	3,041,117	30,411	-	-	-	30,411

OID costs on convertible debentures	-	-	-	-	584,322	-	-	584,322

Stock dividend	3,939,000	39,390	-	-	(39,390)	-	-	-

Net increase in net assets - three months ended 2/28/05	-	-	-	-	-	-	390,244	390,244

Balance February 28, 2005	3,939,000	39,390	6,980,117	69,801	4,762,773	-	(4,063,928)	808,036

Debt to equity conversion, including interest	-	-	48,783,521	487,835	-	-	-	487,835

OID costs on convertible debentures	-	-	-	-	340,000	-	-	340,000

Stock issued in subscription agreements	-	-	360,878,200	3,608,782	-	(3,608,782)	-	-

Payment received on subscription agreements	-	-	-	-	-	58,782	-	58,782

Common stock issued	-	-	10,930,300	109,303	-	-	-	109,303

Stock dividend rescinded	(3,939,000)	(39,390)	-	-	39,390	-	-	-

Debt converted into preferred stock	14,777,390	147,774	-	-	7,226	-	-	155,000

Preferred stock issued	5,222,610	52,226	-	-	-	-	-	52,226

Net increase in net assets - 12 months ended 2/28/06	-	-	-	-	-	-	(1,059,421)	(1,059,421)

	20,000,000	$200,000.00	427,572,138	$4,275,721	$5,149,389	$(3,550,000)	$(5,123,349)	$951,761

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
STATEMENTS OF CASH FLOWS

	As a Business Development Company		Prior to becoming a Business Development Company
	Year Ended February 28, 2006	Three months Ended February 28, 2005	Nine Months Ended November 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$-	$-	$(171,706)
Net increase (decrease) in net assets resulting from operations as a business development company	(1,059,421)	390,244	-
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Amortization of original issue discount	775,906	132,757	16,284
Administrative fees paid by issuance of convertible debt	90,000	-	-
Net change in unrealized appreciation on investments	-	(607,597)	-
Assets transferred to BDC Partners, Inc.	-	(16,223)	-
Changes in operating assets and liabilities:
Accounts receivable	-	-	19,099
Inventories		-	(960)
Prepaid expenses	(2,019)	-	-
Accounts payable	4,420	(3,848)	24,266
Accrued liabilities	24,076	6,413	(856)
Investment in BDC Partners, Inc.	(338,900)	(50,000)	-
Due to BDC Partners, Inc.	(1,690)	2,100	-

Net cash used in operating activities	(507,628)	(146,154)	(113,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from stockholder	798	-	48,023
Payments received on stockholder subscription receivable	58,782	-	22,500
Proceeds from issuance of notes payable-related party	70,000	-	-
Payments on convertible debt	(278,314)	-	-
Proceeds from issuance of preferred stock	52,226	-	-
Proceeds from issuance of common stock	109,303	-	-
Proceeds from issuance of convertible debentures	250,000	390,000	50,000

Net cash provided by financing activities	262,795	390,000	120,523

Net change in cash and cash equivalents for the period	(244,833)	243,846	6,650

Cash and cash equivalents at beginning of period	260,179	16,333	9,683

Cash and cash equivalents at end of period	$15,346	$260,179	$16,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$9,906	$-	$100

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for stock subscription	$3,550,000	$-	$-
Preferred stock dividend rescinded	$(39,390)	$-	$-
Issuance of preferred stock dividend	$-	$39,390	$-
Debt to equity conversion, including accrued interest	$642,835	$31,321	$-

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.
(formerly eNetpc, Inc.)

SCHEDULE OF INVESTMENTS
February 28, 2006

Portfolio Company	Principal business	Investments	Cost	Fair Value
BDC Partners, Inc.	Technology	Equity	$406,303	$1,013,900

BDC Partners, Inc is a private company founded in 2004 and is located in Minneapolis, MN. It is a wholly own subsidiary of BDC Capital, Inc. that has a unique, multidisciplinary technology process paired with an intellectual property revenue-focused business model.

BDC Capital, Inc.

NOTES TO FINANCIAL STATEMENTS
Years Ended February 28, 2006 and 2005

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of business

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

Investment Strategy

BDC Capital, Inc. intends to build an investment portfolio consisting of revenue generating assets and emerging companies well positioned for future growth. A BDC is a unique kind of investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in growing small businesses.

A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits of investing in privately owned small-and medium-sized companies.

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

Revenue recognition - Prior to becoming a business development company

The Company recognizes sales when the products are shipped. Revenue from services is recognized when the service is provided. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission.

Use of estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000. Account balances in excess of federally insured limits were $0 and $140,173 at February 28, 2006 and 2005. The Company has not experienced any losses in such accounts.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Valuation of Investments

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company’s privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At February 28, 2006, approximately 98% of the Company’s total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

As a BDC, the Company invests primarily in illiquid securities including debt and equity securities of private companies. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. The Company’s fair value methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

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

Investments in equity securities

Under BDC accounting, all equity investments are carried at fair value with any adjustments recorded in the statement of operations, combined with adjustments in the fair value of investments in loans, as investment gains (losses)—unrealized.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating losses and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Stock-based employee compensation:

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to follow the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Accordingly, the pro forma disclosures of what net income (loss) would have been had the provisions of Statement 123 been applied to the Company's stock options is as follows:

	For the year ended February 28, 2006	For the three months ended February 28, 2005	For the nine months ended November 30, 2004
Net income (loss) as reported	$(1,059,421)	$390,244	$(171,706)
Pro forma fair value compensation	-	-	-
Pro forma net income (loss)	$(1,059,421)	$390,244	(171,706)

Basic income (loss) per share:
As reported	$(.01)	$.07	$(.04)
Proforma	$(.01)	$.07	$(.04)
Dilutive income (loss) per share:
As reported	$(.01)	$.01	$(.04)
Proforma	$(.01)	$.01	$(.04)

Pro forma information regarding net income (loss) is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. There were no options issued for the year ended February 28, 2006, the three months ended February 28, 2005 and the nine months ended November 30, 2004. All previous option grants are fully vested as of February 29, 2004.

Advertising

Advertising costs are charged to operations when incurred. The Company did not incur any advertising expense during the year ended February 28, 2006, the three months ended February 28, 2005 and the nine months ended November 30, 2004.

Net loss per share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans, convertible debt and convertible preferred stock. Incremental shares attributable to the assumed exercise of stock options and conversion of debt and preferred stock for the year ended February 28, 2006 and the nine months ended November 30, 2004 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive. The diluted income per share computation does include the adjusted incremental shares for the convertible debentures and stock options for the three months ended February 28, 2005.

Recently issued accounting pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), "Shared-Based Payment," which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees and directors, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on their fair values, using prescribed option-pricing models effective for the first annual period beginning after June 15, 2005. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The adoption of this statement becomes effective for the Company on March 1, 2006.

The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future, valuation methodology adopted and assumptions selected at the time of future grants. With the adoption of Statement No. 123(R), the Company may elect to utilize a different valuation method and/or different valuation assumptions. These selections may have a significant impact on the amount of share based payment expense under Statement No. 123(R).

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on our results of operations and financial condition but does not expect that adoption will have a material impact.

Note 2. Property and Equipment

Property and equipment are as follows at February 28:

	2006		2005
Office equipment and furniture		$469,666		$469,666
Less accumulated depreciation		(455,028)		(455,028)
Less impairment of equipment		(14,638)		(14,638)
	$		$

Depreciation expense was $0 for the year ended February 28, 2006, the three months ended February 28, 2005 and the nine months ended November 30, 2004. Depreciation was calculated over the assets useful lives ranging from three to seven years.

Note 3. Convertible debentures

The Company had convertible debentures totaling $488,911 as of February 28, 2005, bearing interest at 8.0% payable at maturity and are convertible at 50% of the Company’s common stock fair value. In addition, the Company obtained $250,000 convertible debenture on March 26, 2005, bearing interest at 8% and convertible as previously noted. The debentures matured at various dates from April 1, 2005 through March 25, 2007. These debentures plus any accrued interest are convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The unamortized value of the beneficial conversion feature was $377,821 as of February 28, 2005. An additional beneficial conversion feature value of $250,000 was recorded for debt entered into for the year ended February 28, 2006. Amortization of the beneficial conversion feature into interest expense for the year ended February 28, 2006, the three months ended February 28, 2005 and the nine months ended November 30, 2004 was $627,821, $125,842 and $15,659, respectively. As of February 28, 2006, these debentures had either been paid or converted into stock.

During 2005, the Company had also issued long-term convertible preferred debentures to a majority stockholder totaling $65,000, bearing interest at 8.0% payable at maturity and are convertible at 50% of the Company’s common stock fair value. The debenture matures in February 2007. The Company also issued $90,000 in convertible debentures for services rendered to its majority stockholder during the year ended February 28, 2006. These debentures plus any accrued interest are convertible as of the date of issuance at the option of the Company or the debt holder. These debentures are subordinated to any bank financing. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the calculation of an embedded beneficial conversion feature which is required to be treated as an additional discount to the debt. The value of the beneficial conversion feature was $58,085 as of February 28, 2005 and an additional beneficial conversion feature value of $90,000 was recorded for the additional debt entered into for the year ended February 28, 2006. Amortization of the beneficial conversion feature into interest expense for the year ended February 28, 2006 and the three months ended February 28, 2005 was $148,085 and $6,915, respectively. All debentures were converted into stock during the year ended February 28, 2006.

Upon conversion, convertible debentures are issued with binding term sheets that require the following terms upon the sale of the converted stock by the purchaser:

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

No net sales proceeds were received by the Company during the years ended February 28, 2006 and 2005.

As of February 28, 2005, the Company entered into binding term sheets that also provide for convertible debt financing similar to the terms above totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2006, subject to certain restrictions. As of February 28, 2006, no draws have been made against this commitment.

Note 4. Notes payable - stockholder

The Company had advances from a stockholder in the amount of $70,000 and $0 at February 28, 2006 and 2005, respectively. The unsecured notes are due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%. Interest expense was accrued during the years ended February 28, 2006 and 2005 totaling $3,876 and 0, respectively.

Note 5. Income Taxes

At February 29, 2006, the Company had net operating loss carryforwards of approximately $4,595,000. The net operating loss carryforwards are available to offset future taxable income through 2025 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. If not used, net operating loss carryforwards begin to expire in the following amounts each year:

2007	5,000
2011	39,000
2012	97,000
2018	41,000
2019	900,000
Thereafter	3,513,000

Total	$4,595,000

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$1,724,000	$1,650,000
Deferred tax liabilities:
Unrealized appreciation on investments	(207,000)	(207,000)
Net deferred tax assets	1,517,000	1,443,000
Valuation allowance	(1,517,000)	(1,443,000)
Net deferred tax assets	$-	$-

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2006 and February 28, 2005 is as follows:

	2006	2005
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.0%
Change in valuation allowance	(38.0)%	(38.0)%

Effective tax rate	0.0%	0.0%

Note 6. Stockholders' Equity (Deficit)

Preferred Stock

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

The Corporation has currently 20,000,000 and 3,939,000 Series A Preferred issued and outstanding as of February 28, 2006 and 2005, respectively.

Stock Dividend

On February 4, 2005 the board of directors of BDC Capital, Inc. ("Corporation") authorized the issuance of 3,939,000 shares of Class A Preferred Stock in a stock dividend to each stockholder of record as of November 30, 2004. For each share of common stock held as of the Record Date, the Company shall issue one share of Preferred Series A stock. The Corporation relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. In November 2005, the Company rescinded this stock dividend.

Stock options

The Company has a stock option plan that includes both incentive and non-statutory stock options granted to directors, officers, employees and consultants of the Company. The maximum number of shares of Common Stock reserved for issuance is 1,000,000 shares under the 1996 Stock Option Plan. Option activity is summarized as follows:

	Options Outstanding	Non-Plan Options	Total Options Outstanding	Weighted Average Exercise Price Per Share
Balance at February 29, 2004	1,000,000	40,000	1,040,000	1.08
Options granted	-	-	-	-
Options cancelled	(577,800)	(40,000)	(617,800)	5.69
Balance at February 28, 2005	422,200	-	422,200	1.04
Options granted	-	-	-	-
Options cancelled	-	-	-	-
Balance at February 28, 2006	422,200	-	422,200	$1.04

Note 7. Related Party Transactions

As a business development company, the Company has issued convertible debentures totaling $204,322, as of February 28, 2005, bearing interest at 8.0% payable at maturity to various family members of the majority stockholder during the year ended February 28, 2005. This debt was converted into 20,432,200 shares of stock during 2005 and 2006. Interest expense was accrued during the years ended February 28, 2006 and 2005 totaling $0 and $2,953, respectively.

The Company issued a convertible debenture totaling $90,000 to its majority stockholder for administrative services performed during the year ended February 28, 2006. This debenture has been converted into 9,000,000 shares of Series A Preferred Stock.

The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly which is split equally between BDC Capital, Inc. and BDC Partners, Inc. The Company’s lease payments made to the director for the years ended February 28, 2006 and 2005 were $4,500 and $750, respectively.

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 9. Major Customers - Prior to becoming a business development company

The Company had one customer which represented 73% of total sales for the nine months ended November 30, 2004. Accounts receivable from this customer was $0 at February 28, 2005.

Note 10. Financial Highlights - as a business development company:

Following is a schedule of financial highlights for the year ended February 28, 2006 and the three months ended February 28, 2005:

	2006	2005
Per Share Data:
Net asset value, at conversion to a BDC		$(.05)
Net asset value, beginning of period	$0.12	-

Income from investment operations:
Net investment loss	(0.01)	(0.05)
Net realized gains on investments	-	-
Net unrealized appreciation on investments	-	0.13
Net increase (decrease) in net assets resulting from operations	(0.01)	0.08
Dividends	-	-
Issuance of shares	.01	0.01
Issuance of preferred shares	.01	-
Dilutive effect of share insurances	(0.13)	(0.07)
Increase in stockholders' equity (deficit) from OID on convertible debentures	-	0.15
Increase (decrease) in stockholder's equity relating to equity issuances	(0.11)	0.09

Net asset value, end of period	$0.00	$0.12

Per share market value at end of period	0.02	0.02
Total Return	0%	(400%)
Common shares outstanding at end of period, February 28, 2006 and 2005	427,572,138	6,980,117

Ratio/Supplemental Data:
Net assets end of period	$951,761	$808,036
Ratio of operating expenses to average net assets (annualized)	120%	285%
Ratio of net investment loss to average assets (annualized)	120%	285%