Form 10-Q
period 2006-05-31
BDC Capital, Inc.
filed 2006-07-13
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

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
[X] Yes    [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |__|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

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

There were 427,572,138 shares of the registrant’s common stock outstanding as of July 10, 2006.

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

The Corporation has currently 20,000,000 Series A Preferred issued and outstanding as of July 10, 2006.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4-9

BDC Capital, Inc.

BALANCE SHEETS
May 31, 2006 and February 28, 2006

ASSETS
	May 31,	February 28,
	2006	2006
Current assets:
Cash	$120,568	$15,346
Prepaid expense	1,260	2,019

Total current assets	121,828	17,365

Property and equipment, net	-	-

Investment in securities, at fair value (cost of $623,303 and $406,303 at May 31, 2006 and February 28, 2006, respectively)	1,230,900	1,013,900

Total assets	$1,352,728	$1,031,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,868	$4,420
Advance from stockholder	6,000	798
Accrued liabilities	5,276	3,876
Due to BDC Partners, Inc.	410	410

Total current liabilities	28,554	9,504

Notes payable - stockholder	70,000	70,000

Total liabilities	98,554	79,504

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, 20,000,000 issued and outstanding	200,000	200,000
Common stock, $.01 par value, 2,000,000,000 shares authorized, 427,572,138 shares issued and outstanding	4,275,721	4,275,721
Additional paid-in-capital	5,129,389	5,149,389
Subscription receivable	(3,148,937)	(3,550,000)
Accumulated deficit	(5,201,999)	(5,123,349)

Total stockholders’ equity	1,254,174	951,761

Total liabilities and stockholders’ equity	$1,352,728	$1,031,265

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

STATEMENTS OF OPERATIONS

	Three months ended May 31, 2006	Three Months Ended May 31, 2005

Investment income	$2	$804

Operating Expenses:
Professional fees	26,775	33,235
Administrative expenses	47,019	15,885
Rent	1,125	1,125
Other	2,333	1,637
Interest expense	1,400	284,189
Total Operating expenses	78,652	336,071

Net investment loss	(78,650)	(335,267)

Net change in unrealized appreciation on investment	-	-
Net decrease in net assets resulting from operations	$(78,650)	$(335,267)

Loss per common share - basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding - basic and diluted	427,572,138	16,939,870

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

STATEMENTS OF CASH FLOWS

	Three months ended	Three months ended
	May 31, 2006	May 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations as a business development company	$(78,650)	$(335,267)
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Amortization of original issue discount	-	272,270
Changes in operating assets and liabilities:
Prepaid expenses	759	(3,000)
Accounts payable	12,448	17,649
Accrued liabilities	1,400	4,954
Investment in BDC Partners, Inc.	(217,000)	(275,900)
Due to BDC Partners, Inc.	-	(2,100)

Net cash used in operating activities	(281,043)	(321,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advance from stockholder	5,202	-
Payments received on stockholder subscription receivable net of $20,000 in transaction costs	381,063	-
Payments on convertible debt	-	(161,988)
Proceeds from issuance of common stock	-	58,560
Proceeds from issuance of convertible debentures	-	250,000

Net cash provided by financing activities	386,265	146,572

Net change in cash and cash equivalents for the period	105,222	(174,822)

Cash and cash equivalents at beginning of period	15,346	260,179

Cash and cash equivalents at end of period	$120,568	$85,357

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-	$6,965

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt to equity conversion, including accrued interest	$-	$113,865

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

SCHEDULE OF INVESTMENTS
May 31, 2006

Portfolio Company	Principal business	Investments	Cost	Fair Value
BDC Partners, Inc.	Technology	Equity	$623,303	$1,230,900

BDC Partners, Inc is a private company founded in 2004 and is located in Minneapolis, MN. It is a wholly own subsidiary of BDC Capital, Inc. that has a unique, multidisciplinary technology process paired with an intellectual property revenue-focused business model.

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of business

BDC Capital, Inc. (“The Company”) was formed as a Minnesota corporation on April 7, 1982. It was incorporated under the name Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 it changed its name to CyberStar Computer Corporation. In 2000, the Company changed its name to eNetpc, Inc. In November 2004, the Company changed its name to BDC Capital, Inc. BDC Capital, Inc. has engaged in the sale of computer components, development of software and resell of major computer brands. The names "BDC Capital, Inc." "we", "our" and "us" used in this report refer to BDC Capital, Inc.

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

A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits of investing in privately owned small and medium-sized companies.

As a BDC, the Company is required to have at least 70% of its assets in portfolio companies.

Use of estimates

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

Valuation of Investments

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company’s privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At May 31, 2006, approximately 91% of the Company’s total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Stock-based compensation

Prior to March 1, 2006, the Company accounted for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective March 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123R”) using the modified prospective method. The adoption of SFAS No. 123R did not impact the Company’s operating expenses before investment gains and losses, net investment loss, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share during the three months ended May 31, 2006. During the quarter ended May 31, 2006, the Company recognized no compensation expense related to share-based awards. The Company issued no options during the three months ended May 31, 2006 and all previously issued option grants were fully vested as of February 29, 2004.

At May 31, 2006 and February 28, 2006 there were 422,200 options outstanding for which forfeiture restrictions have not lapsed.

For periods prior to March 1, 2006, if compensation expense had been determined consistent with the method in SFAS No. 123, on a pro forma basis, BDC’s net investment loss and basic and diluted earnings per share would have been unchanged for the three months ended May 31, 2005.

Net loss per share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans, convertible debt and convertible preferred stock. Incremental shares attributable to the assumed exercise of stock options and conversion of debt and preferred stock for the three months ended May 31, 2006 and 2005 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recently issued accounting pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have an impact on our results of operations and financial condition.

Note 2. Property and Equipment

Property and equipment are as follows at May 31:
	2006		2005
Office equipment and furniture		$469,666)		469,666
Less accumulated depreciation		(455,028)		(455,028)
Less impairment of equipment		(14,638)		(14,638)
	$		$

Depreciation expense was $0 for the three months ended May 31, 2006 and 2005.

Note 3. Debt Financing

The Company has entered into binding term sheets that provide for convertible debt financing bearing interest at 8.0% payable at maturity and convertible at 50% of the Company’s common stock fair value totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions. As of May 31, 2006, no draws have been made against this commitment.

Note 4. Notes payable - stockholder

As of May 31, 2006, the Company had advances from a stockholder in the amount of $70,000. The unsecured notes are due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%. Accrued interest at May 31, 2006 totaled $5,276.

Note 5. Related Party Transactions

The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly which is split equally between BDC Capital, Inc. and BDC Partners, Inc. The Company’s lease payments made to the director for the three months ended May 31, 2006 and 2005 was $1,125, respectively.

Note 6. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 7. Financial Highlights - as a business development company:

Following is a schedule of financial highlights for the three months ended May 31, 2006 and 2005:

	2006	2005
Per Share Data:
Net asset value, beginning of period	$0.00	$.12

Income from investment operations:
Net investment loss	0.00	(0.02)
Net realized gains on investments	-	-
Net unrealized appreciation on investments	-	-
Net increase (decrease) in net assets resulting from operations	0.00	(0.02)
Dividends	-	-
Issuance of shares (common and preferred)	-	0.06
Dilutive effect of share insurances	-	(0.12)
Increase in stockholders' equity (deficit) from OID on convertible debentures	-	0.01
Increase (decrease) in stockholder's equity relating to equity issuances	-	(0.05)

Net asset value, end of period (a)	$0.00	$0.05

Per share market value at end of period	0.03	0.16
Total Return	50%	700%
Common shares outstanding at end of period, May 31, 2006 and 2005	427,572,138	17,722,582

Ratio/Supplemental Data:
Net assets end of period	$1,254,174	$895,194
Ratio of operating expenses to average net assets (annualized)	29%	157%
Ratio of net investment loss to average assets (annualized)	29%	157%

(a) Based on total shares outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of the Company for the three months ended May 31, 2006 and 2005, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2006 AND MAY 31, 2005

For the three months ended May 31, 2006, the Company incurred an investment loss of $78,650. The main components of this loss related to $47,019 of administrative fees with a majority of these fees relating to the management of the Company and $26,775 of professional fees primarily related to audit fees.

For the three months ended May 31, 2005, the Company incurred an investment loss of $335,267. The main components of this loss related to $33,235 of professional fees with a majority of these fees relate to setting up the Company as a business development company and $284,189 for interest expense on convertible debt. On the interest expense, $272,270 relates to the amortization of original debt discount which originated from the beneficial conversion feature related to the debt.

LIQUIDITY AND CAPITAL RESOURCES

As a business development company

BDC Capital, Inc.’s cash position at May 31, 2006 was $120,568, an increase of $105,222 from $15,346 at February 28, 2006. During the three months ended May 31, 2006, net cash used in operating activities was $281,043 of which $217,000 was an additional investment into BDC Partners, Inc. Net cash provided by financing activities of $386,265 for the three months ended May 31, 2006 consisted primarily of payments received on stockholder subscriptions receivable during the three month period.

BDC Capital, Inc.’s cash position at May 31, 2005 was $85,357. During the three months ended May 31, 2005, net cash used in operating activities was $321,394 of which $275,900 was an additional investment into BDC Partners, Inc. Net cash provided by financing activities of $146,572 for the three months ended May 31, 2005 consisted of issuance of convertible debentures and common stock during the three month period.

Our current monthly operating expenses are approximately $25,000 per month. We anticipate that any additional financing would be through the collection of subscriptions receivable, sales of our common stock or other equity-based securities. We do have in place a $16.5 million equity line commitment from new and existing investors. BDC Capital, Inc. signed agreements for the equity line in February 2005. Under the terms of the agreement, BDC Capital may elect to receive as much as $16.5 million from the investors in common stock purchases over the next two years.

Recent Developments — Portfolio Companies

During the quarter ended May 31, 2006, BDC Capital, Inc. invested $217,000 equity in BDC Partners, Inc bringing the total investment in BDC Partners, Inc. to $623,303 as of May 31, 2006. The additional investment was funded by proceeds received from the stock subscription receivable.

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

Recently issued accounting pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which replaces APB Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have an impact on our results of operations and financial condition.

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

As of May 31, 2006, the Company did not have any off-balance sheet investments or hedging investments.

Impact of Inflation

The Company does not believe that its business is materially affected by inflation, other than the impact inflation may have on the securities markets, the valuations of business enterprises and the relationship of such valuation to underlying earnings, all of which will influence the value of the Company’s investments.

ITEM 4. CONTROLS AND PROCEDURES

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2006 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
BDC CAPITAL, INC.

Date: July 13, 2006	/s/ Richard A. Pomije
Richard A. Pomije, CEO