Form 10-Q
period 2006-08-31
BDC Capital, Inc.
filed 2006-10-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2006

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
[  ] Yes   [X] No

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $9,312,040 based on shares held by non-affiliates as of October 11, 2006, and the closing sale price for said shares in the NASDAQ National Market as of such date.

There were 25,701,500 shares of the registrant’s common stock outstanding as of October 13, 2006.

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

The Corporation had 20,000,000 Series A Preferred issued and outstanding as of August 31, 2006, and all were converted into common stock on October 10, 2006.

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4-10

BDC Capital, Inc.

 BALANCE SHEETS

ASSETS
	August 31, 2006	February 28, 2006
Current assets:
Cash	$30,610	$15,346
Prepaid expense	4,115	2,019
Advance to officer/shareholder	5,000	-

Total current assets	39,725	17,365

Property and equipment, net	-	-
Investment in securities, at fair value (cost of $663,303 and $406,303 at August 31, 2006 and February 28, 2006, respectively)	1,270,900	1,013,900

Total assets	$1,310,625	$1,031,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,181	$4,420
Advance from stockholder	-	798
Accrued liabilities	6,676	3,876
Due to BDC Partners, Inc.	410	410

Total current liabilities	10,267	9,504

Notes payable - stockholder	70,000	70,000

Total liabilities	80,267	79,504

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, 20,000,000 issued and outstanding	200,000	200,000
Common stock, $.01 par value, 2,000,000,000 shares authorized, 427,572,138 shares issued and outstanding	4,275,721	4,275,721
Additional paid-in-capital	5,129,389	5,149,389
Subscription receivable	(3,122,937)	(3,550,000)
Accumulated deficit	(5,251,815)	(5,123,349)

Total stockholders’ equity	1,230,358	951,761

Total liabilities and stockholders’ equity	$1,310,625	$1,031,265

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)	August 31, 2006 (unaudited)	August 31, 2005 (unaudited)

Investment income	$3	$16	$5	$819

Operating Expenses:
Professional fees	12,611	29,407	39,386	62,642
Administrative expenses	33,019	45,029	80,038	60,913
Rent	1,125	1,125	2,250	2,250
Other	1,664	2,053	3,997	3,690
Interest expense	1,400	161,651	2,800	445,840
Total Operating expenses	49,819	239,265	128,471	575,335

Net investment loss	(49,816)	(239,249)	(128,466)	(574,516)

Net change in unrealized appreciation on investment	-	-	-	-

Net decrease in net assets resulting from operations	$(49,816)	$(239,249)	$(128,466)	$(574,516)

Loss per common share - basic and diluted	$(0.00)	$(.57)	$(0.02)	$(1.77)

Weighted average common shares outstanding - basic and diluted	5,700,962	422,006	5,700,962	324,702

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

STATEMENTS OF CASH FLOWS

	Six months ended August 31, 2006	Six months ended August 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(128,466)	$(574,516)
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Amortization of original issue discount	-	423,939
Administrative fees paid by issuance of convertible debt	-	30,000
Changes in operating assets and liabilities:
Prepaid expenses	(2,096)	-
Accounts payable	(1,239)	7,217
Accrued liabilities	2,800	11,995
Investment in BDC Partners, Inc.	(257,000)	(285,900)
Due to BDC Partners, Inc.	-	(1,690)

Net cash used in operating activities	(386,001)	(388,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advance to officer/stockholder	(5,798)	-
Proceeds from issuance of notes payable	-	70,000
Payments received on stockholder subscription receivable net of $20,000 in transaction costs	407,063	-
Payments on convertible debt	-	(253,313)
Proceeds from issuance of common stock	-	109,303
Proceeds from issuance of convertible debentures	-	250,000

Net cash provided by financing activities	401,265	175,990

Net change in cash and cash equivalents for the period	15,264	(212,965)

Cash and cash equivalents at beginning of period	15,346	260,179

Cash and cash equivalents at end of period	$30,610	$47,214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-	$9,906

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Debt to equity conversion, including accrued interest	$-	$205,754

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

SCHEDULE OF INVESTMENTS
August 31, 2006

Portfolio Company	Principal business	Investments	Cost	Fair Value
BDC Partners, Inc.	Technology	Equity	$663,303	$1,270,900

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

On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status (see Note 2 for further information).

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

Valuation of Investments

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the Company’s privately held investments, the Company values substantially all of its investments at fair value as determined in good faith by the board of directors pursuant to a valuation policy and a consistent valuation process. At August 31, 2006, approximately 97% of the Company’s total assets represented investments of which approximately 100% are valued at fair value. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments determined in good faith by the board of directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

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

Stock-based compensation

Prior to March 1, 2006, the Company accounted for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective March 1, 2006, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No.123R”) using the modified prospective method. The adoption of SFAS No. 123R did not impact the Company’s operating expenses before investment gains and losses, net investment loss, cash flows from operations, cash flows from financing activities, or basic and diluted earnings per share during the three and six months ended August 31, 2006. During the three and six months ended August 31, 2006, the Company recognized no compensation expense related to share-based awards. The Company issued no options during the three and six months ended August 31, 2006 and all previously issued option grants were fully vested as of February 29, 2004.

At August 31, 2006 and February 28, 2006 there were 422,200 options outstanding for which forfeiture restrictions have not lapsed.

For periods prior to March 1, 2006, if compensation expense had been determined consistent with the method in SFAS No. 123, on a pro forma basis, BDC’s net investment loss and basic and diluted earnings per share would have been unchanged for the three and six months ended August 31, 2005.

Net loss per share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans, convertible debt and convertible preferred stock. Incremental shares attributable to the assumed exercise of stock options and conversion of debt and preferred stock for the three and six months ended August 31, 2006 and 2005 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate that it will have a material effect on its financial position, results of operations or cash flows.

Note 2. Withdrawal of Election to be regulated as a Business Development Company

On August 31, 2006, the Company filed a Notification Of Withdrawal Of Election To Be Subject To Sections 35 Through 65 Of The Investment Company Act Of 1940.

The Company has changed the nature of its business so as to cease to be a business development company, and such change was authorized by the vote of a majority of its outstanding voting securities or partnership interests. The shareholders approved such action at a special meeting of shareholders on May 3, 2006. 391,091,755 shares voted in favor of this action; 124,518 shares voted against and 36,335,865 shares abstained. The Company has changed its business plan to become a multiple-site online Social-Networking Community Portal through the Internet.

Note 3. Property and Equipment

Property and equipment are as follows at August 31:

	2006		2005
Office equipment and furniture		$469,666		$469,666
Less accumulated depreciation		(455,028)		(455,028)
Less impairment of equipment		(14,638)		(14,638)
	$		$

Depreciation expense was $0 for the three and six months ended August 31, 2006 and 2005.

Note 4. Debt Financing

The Company has entered into binding term sheets that provide for convertible debt financing bearing interest at 8.0% payable at maturity and convertible at 50% of the Company’s common stock fair value totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions. As of August 31, 2006, no draws have been made against this commitment.

Note 5. Notes payable - stockholder

As of August 31, 2006, the Company had advances from a stockholder in the amount of $70,000. The unsecured notes are due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%. Accrued interest at August 31, 2006 totaled $6,676.

Note 6. Related Party Transactions

The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly which is split equally between BDC Capital, Inc. and BDC Partners, Inc. The Company’s lease payments made to the director for the three and six months ended August 31, 2006 and 2005 was $1,125 and $2,250, respectively.

Note 7. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 8. Subsequent Event

On October 4, 2006, BDC initiated a reverse stock split of 75 to 1. The earnings/loss per common share calculations and the financial highlight calculations have been adjusted for both years presented to reflect this split. On October 10, 2006, all 20,000,000 shares of preferred stock were converted into common stock on a 1-for-1 basis.

Note 9. Financial Highlights - as a business development company:

Following is a schedule of financial highlights for the six months ended August 31, 2006 and 2005:

	2006	2005
Per Share Data:
Net asset value, beginning of period	$0.17	$8.68

Income from investment operations:
Net investment loss	(0.02)	(1.77)
Net realized gains on investments	-	-
Net unrealized appreciation on investments	-	-
Net increase (decrease) in net assets resulting from operations	(0.02)	(1.77)
Net collections on subscriptions receivable	0.07	-
Dividends	-	-
Issuance of shares common stock	-	0.75
Dilutive effect of share issuances	-	(6.79)
Increase in stockholders' equity (deficit) from OID on convertible debentures	-	0.77
Increase (decrease) in stockholder's equity relating to equity issuances	0.07	(5.27)

Net asset value, end of period (a)	$0.22	$1.64

Per share market value at end of period, as adjusted for the reverse to stock split	2.02	2.25
Total return	35%	50%
Common shares outstanding at end of period, adjusted for the reverse stock split, as adjusted for the reverse stock split	5,700,962	505,313

Ratio/Supplemental Data:
Net assets end of period	$1,230,358	$828,922
Ratio of operating expenses to average net assets (annualized)	21%	139%
Ratio of net investment loss to average assets (annualized)	21%	138%

(a)	Based on total common shares outstanding, as adjusted for the reverse stock split.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended August 31, 2006 and 2005, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED AUGUST 31, 2006 AND AUGUST 31, 2005

For the three and six months ended August 31, 2006, the Company incurred an investment loss of $49,816 and $128,466, respectively. The main components of this loss related to $33,019 and $80,038, respectively, of administrative fees with a majority of these fees relating to the management of the Company and $12,611 and $39,386, respectively, of professional fees primarily related to audit fees.

For the three and six months ended August 31, 2005, the Company incurred an investment loss of $239,249 and $574,516, respectively. The main components of this loss related to $29,407 and $62,642, respectively, of professional fees with a majority of these fees relate to setting up the Company as a business development company and $161,651 and $445,840 respectively, for interest expense on convertible debt. On the interest expense, $151,669 and $423,938 relates to the amortization of original debt discount which originated from the beneficial conversion feature related to the debt.

LIQUIDITY AND CAPITAL RESOURCES

As a business development company

BDC Capital, Inc.’s cash position at August 31, 2006 was $30,610, an increase of $15,264 from $15,346 at February 28, 2006. During the six months ended August 31, 2006, net cash used in operating activities was $386,001 of which $257,000 was an additional investment into BDC Partners, Inc. Net cash provided by financing activities of $401,265 for the six months ended August 31, 2006 consisted primarily of payments received on stockholder subscriptions receivable during the six month period.

BDC Capital, Inc.’s cash position at August 31, 2005 was $47,214, a decrease of $212,965 from $260,179 at February 28, 2005. During the six months ended August 31, 2005, net cash used in operating activities was $388,955 of which $285,900 was an additional investment into BDC Partners, Inc. Net cash provided by financing activities of $175,990 for the six months ended August 31, 2005 consisted of issuance of convertible debentures and common stock during the six month period.

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

Recent Developments — Portfolio Companies

During the quarter ended August 31, 2006, BDC Capital, Inc. invested $257,000 equity in BDC Partners, Inc. bringing the total investment in BDC Partners, Inc. to $643,303 as of August 31, 2006. The additional investment was funded by proceeds received from the stock subscription receivable.

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

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109”. (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN No. 48, but does not anticipate that it will have a material effect on its financial position, results of operations or cash flows.

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

As of August 31, 2006, the Company did not have any off-balance sheet investments or hedging investments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2006 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BDC CAPITAL, INC.

Date: October 13, 2006	/s/ Richard A. Pomije
Richard A. Pomije, CEO