Form 10-Q
period 2006-11-30
BDC Capital, Inc.
filed 2007-01-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2006

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
Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

There were 25,701,500 shares of the registrant’s common stock outstanding as of January 12, 2007.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-12

Item 2.	Management’s Discussion and Analysis and Plan of Operation	13-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15-16

PART II

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

ii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4-12

iii

BDC Capital, Inc.
BALANCE SHEETS

ASSETS
	November 30, 2006 (unaudited)	February 28, 2006 Retrospectively adjusted (unaudited)
Current assets:

Cash	$11,195	$17,765

Prepaid expense	-	2,019

Total current assets	11,195	19,784

Property and equipment, net	1,875	2,764

Intangible assets - domain names	438,161	217,495

Total assets	$451,231	$240,043

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$37,043	$10,664
Advances from stockholders	16,354	798
Accrued expenses:
Accrued payroll	4,136	-
Accrued interest	8,076	3,876
Deferred officer salaries	33,000	-

Total current liabilities	98,609	15,338

Notes payable - stockholder	70,000	70,000

Total liabilities	168,609	85,338

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, none and 20,000,000 issued and outstanding at November 30, 2006 and February 28, 2006, respectively	-	200,000
Common stock, $.01 par value, 2,000,000,000 shares authorized, 25,701,500 and 427,572,138 shares issued and outstanding at November 30, 2006 and February 28, 2006, respectively	257,010	4,275,721
Additional paid-in-capital	14,497,584	5,149,389
Subscription receivable	(2,984,720)	(3,550,000)
Accumulated deficit	(11,487,252)	(5,920,405)
Total stockholders’ equity	282,622	154,705
Total liabilities and stockholders’ equity	$451,231	$240,043

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

STATEMENTS OF OPERATIONS
	Three Months Ended November 30, 2006 (unaudited)	Nine Months Ended November 30, 2006 (unaudited)

Operating expenses:
Selling, general and administrative expenses	$5,348,597	$5,563,900

Loss from operations	(5,348,597)	(5,563,900)

Other income (expense)
Interest expense	(1,400)	(4,200)
Other income	398	1,253

Total other income (expense)	(1,002)	(2,947)

Net loss	$(5,349,599)	$(5,566,847)

Loss per common share - basic and diluted	$(0.31)	$(0.59)

Weighted average common shares outstanding - basic and diluted	17,129,533	9,500,517

The accompanying notes are an integral part of these financial statements.

BDC Capital, Inc.

STATEMENT OF CASH FLOWS

Nine months ended November 30, 2006 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,566,847)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation	889
Stock based compensation expense	5,149,484
Changes in operating assets and liabilities:
Prepaid expenses	2,019
Accounts payable	26,379
Accrued expenses:
Accrued payroll	4,136
Accrued interest	4,200
Deferred officer salaries	33,000

Net cash used in operating activities	(346,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for intangible assets - domain names	(220,666)

Net cash used in financing activities	(220,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	15,556
Payments received on stockholder subscription receivable net of $20,000 in transaction costs	545,280

Net cash provided by financing activities	560,836

Net change in cash and cash equivalents for the period	(6,570)
Cash and cash equivalents at beginning of period	17,765
Cash and cash equivalents at end of period	$11,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-

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

On December 10, 2004, the Company’s Board of Directors elected to be regulated as a business development company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A. As a BDC, the Company plans to focus on current opportunities available to this attractive business model in these somewhat uncertain economic times.

On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status (see Note 2 for further information). The Company has changed its business plan to become a multiple-site online social-networking community portal through the internet. As part of that plan the Company intends to change its name to DigitalTown, Inc. effective March 1, 2007. The Company is currently developing the DigitalTown portal. This portal, when complete, will include features such as email, alumni communication and reunion tools, chat, a wide range of high school activities such as music, drama and athletics, personal profiles, photo, video and music sharing and timely community news. The Company is currently developing a revenue model associated with the use of the DigitalTown portal.

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the quarterly period presented. These financial statements should be read in conjunction with the Company's financial statements for the years ended February 28, 2006 and 2005 and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended February 28, 2006 as filed with the SEC. See discussion of change in accounting principle below.

The results of operations for the three and nine months ended November 30, 2006 are not necessarily indicative of the results of operations to be achieved for the full fiscal year ending February 28, 2007.

The election to withdraw the Company’ election as a BDC under the 1940 Act has resulted in a significant change in the Company's required method of accounting. BDC financial statement presentation and accounting utilizes the fair value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in and advances to affiliates, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company's intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity. The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle.

As an operating company, the Company consolidates its financial statements with its subsidiary, thus eliminating the investment in and advances to affiliate accounts that were reflected on the Company's balance sheet as of August 31, 2006 and February 28, 2006, respectively.

Management has retroactively applied this change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” for the Company’s balance sheet as of February 28, 2006. For comparison purposes, the prior period financial statements are included in Note 10 as originally filed.

Principles of Consolidation

The accompanying consolidated financial statements, as presented herein, are prepared on the accrual basis of accounting under principles of consolidation consisting of the accounts of the Company and its subsidiary.

As of November 30, 2006, the Company has one wholly owned subsidiary which is BDC Partners, Inc.

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

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets - domain names are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Stock-based compensation

Effective March 1, 2006, the Company adopted FASB Statement No. 123 (R) “Share-Based Payment” (SFAS 123 (R)) which requires an entity to reflect on its income statement, instead of pro forma disclosures in its financial footnotes, the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. Statement 123 (R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning in fiscal 2007. The Company adopted SFAS 123 (R) using the modified prospective transition method, which requires the application of the accounting standard as of March 1, 2006, the first day of the Company’s fiscal year ending February 28, 2007. The Company’s condensed consolidated financial statements as of and for the nine months ended November 30, 2006, reflects the impact of SFAS 123 (R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of SFAS 123 (R).

For periods prior to March 1, 2006, if compensation expense had been determined consistent with the method in SFAS No. 123, on a pro forma basis, BDC’s net investment loss and basic diluted earnings would have been unchanged for the three and nine months ended November 30, 2005.

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Operations. The Company recorded $5,149,484 of related compensation expense for the three month period ended November 30, 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense had impacted both basic and diluted loss per share by $0.30 for the three months ended November 30, 2006. As of November 30, 2006, $224,913 of total unrecognized compensation expense related to non-vested awards is expected to be recognized over future periods.

The Company uses the Black-Sholes-Merton (“Black Sholes”) option-pricing model as a method for determining the estimated fair market value for employee stock awards. This is the same option-pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 (R) footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123 (R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of Staff Accounting Bulletin 107 was applied in connection with its implementation and adoption of SFAS 123 (R).

Information regarding outstanding stock options for the nine months ended November 30, 2006 is as follows:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding at February 28, 2006	-	-
Granted - October 2006	3,125,000	$1.725		4.75
Exercised	-	-
Forfeited or expired	-	-
Outstanding at November 30, 2006	3,125,000	$1.725	$859,375	4.75
Exercisable at November 30, 2006	2,990,000	$1.725	$822,250	4.75

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of outstanding options was $859,375 at November 30, 2006.

Net loss per share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans, convertible debt and convertible preferred stock. Incremental shares attributable to the assumed exercise of stock options and conversion of debt and preferred stock for the three and nine months ended November 30, 2006 and 2005 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Accordingly, the Company is no longer subject to the 1940 Act but will continue as an operating reporting public company subject to the Securities Exchange Act of 1934. The net effect, as of February 28, 2006, of the Company's election to withdraw its business development company status pursuant to the Investment Company Act of 1940 was as follows:

Adjust investment in BDC Partners, Inc. from fair value to historical cost values	$(607,597)
Accumulated deficit from BDC Partners, Inc.	(189,459)
Net adjustment	$(797,056)

The Company's election to withdraw its business development company election is treated as a change in accounting principle under FAS 154. The Company retrospectively adjusted its February 28, 2006 balance sheet which is included in these financial statements to reflect the changes listed above.

Note 3. Property and Equipment

Property and equipment are as follows at November 30:

2006
Office equipment and furniture	$473,219
Less accumulated depreciation	(456,706)
Less impairment of equipment	(14,638)
$1,875

Depreciation expense was $889 for the nine months ended November 30, 2006.

Note 4. Intangible Assets - domain names

The Company has been purchasing internet domain names since June 2005. The ownership of these domain names can be renewed each year at a nominal fee prior to the expiration date, therefore its useful life is deemed to be indefinite and no amortization will be recorded.

Note 5. Debt Financing

The Company has entered into binding term sheets that provide for convertible debt financing bearing interest at 8.0% payable at maturity and convertible at 50% of the Company’s common stock fair value totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions. As of November 30, 2006, no draws have been made against this commitment.

Note 6. Notes payable - stockholder

As of November 30, 2006, the Company had interest bearing advances from a stockholder in the amount of $70,000. The unsecured notes are due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%. Accrued interest at November 30, 2006 totaled $8,076.

Note 7. Stockholders Equity

On October 4, 2006, BDC initiated a reverse stock split of 75 to 1. The earnings/loss per common share calculations have been adjusted to reflect this split. On October 10, 2006, all 20,000,000 shares of preferred stock were converted into common stock on a 1-for-1 basis.

Note 8. Related Party Transactions

The Company sub-leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $750 renewable monthly. The Company’s lease payments made to the director for the three and nine months ended November 30, 2006 was $2,250 and $6,750, respectively.

Note 9. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 10. Prior Period Financial Statement Presentation

For informational purposes, the following financial statements prepared using the accounting principles for a “business development company”, have been provided:

•	Balance Sheet as of February 28, 2006
•	Statement of Operations for the three and nine months ended November 30, 2005
•	Statement of Cash Flows for the nine months ended November 30, 2005

BDC Capital, Inc.
BALANCE SHEETS
February 28, 2006
(audited)
As a Business Development Company
2006
Current assets:
Cash	$15,346
Prepaid expense	2,019
Total current assets	17,365
Property and equipment, net	-
Investment in securities, at fair value (cost of $406,303)	1,013,900
Total assets	$1,031,265

Current liabilities:
Accounts payable	$4,420
Advance from stockholder	798
Accrued liabilities	3,876
Due to BDC Partners, Inc.	410

Total current liabilities	9,504

Notes payable - related party	70,000

Total liabilities	79,504

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, 20,000,000 issued and outstanding	200,000
Common stock, $.01 par value, 2,000,000,000 shares authorized, 427,572,138 shares issued and outstanding	4,275,721
Additional paid-in-capital	5,149,389
Subscription receivable	(3,550,000)
Accumulated deficit	(5,123,349)
Total stockholders’ equity	951,761
Total liabilities and stockholders’ equity	$1,031,265

BDC Capital, Inc.
STATEMENT OF OPERATIONS
(unaudited)

	As a Business Development Company	As a Business Development Company
	Three months ended November 30, 2005	Nine months ended November 30, 2005
Investment income	$2	$821

Operating Expenses:
Professional fees	11,045	73,687
Administrative expenses	47,181	108,094
Rent	1,125	3,375
Printing and reproduction	-	51
Other	1,941	5,580
Interest expense	108,592	554,432

Total Operating expenses	169,884	745,219

Net investment loss	(169,882)	(744,398)

Net change in unrealized appreciation on investment	-	-

Net decrease in net assets resulting from operation	$(169,882)	$(744,398)

Loss per common share - basic and diluted	$(.25)	$(1.70)

Weighted average shares outstanding - basic and diluted as restated for the 1 for 75 reverse stock split on October 4, 2006	666,349	438,109

BDC Capital, Inc.

STATEMENT OF CASH FLOWS
(Unaudited)
As a Business Development Company
Nine months ended November 30, 2005
CASH FLOWS FROM OPERATING AND INVESTING ACTIVITIES
Net decrease in net assets resulting from operations as a business development company	$(744,398)
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Depreciation and amortization	-
Amortization of original issue discount	523,879
Administrative fees paid by issuance of convertible debt	60,000
Prepaid expenses	(2,778)
Accounts payable	3,596
Accrued liabilities	20,647
Investment in BDC Partners, Inc.	(320,900)
Due to BDC Partners, Inc.	(1,690)

Net cash used in operating and investing activities	(461,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	109,303
Net proceeds from subscription receivable	56,615
Payments made on convertible debentures	(278,313)
Proceeds from issuance of notes payable	70,000
Proceeds from issuance of convertible debentures	250,000

Net cash provided by financing activities	207,605

Net change in cash and cash equivalents for the period	(254,039)

Cash and cash equivalents at beginning of period	260,179

Cash and cash equivalents at end of period	$6,140

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended November 30, 2006, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-QSB for the quarter ended November 30, 2006 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Withdrawal as a Business Development Company

The reader of this management discussion, the related financial statements and notes thereto, and other recent Company filings should understand that the portfolio company and the Company’s method of accounting upon its withdrawal of its election to be treated as a business development company (“BDC”) under the investment Company Act of 1940 (“1940 Act”), have materially changed the Company’s financial reporting.

REASONS FOR CEASING TO BE A BUSINESS DEVELOPMENT COMPANY

We determined that many of the regulatory, financial reporting and other requirements imposed by the 1940 Act were too restrictive and prevented the Company from operating in the manner in which it desires. Among these restrictions are the following:

•
BDCs are subject to restrictions in the 1940 Act on the type and amount of securities, other than Common Stock, that they can issue. We believe that the Company would be better served by greater flexibility in our capital structure.

•	The closely regulated nature of BDCs causes them to be subject to greater legal and accounting expenses.

The Company’s Board of Directors agreed with our assessment and determined that it was no longer feasible for the Company to operate as a BDC. The appropriate course of action was to withdraw the Company’s election to be regulated as a BDC by filing a Form N-54C with the SEC. Following the withdrawal of the election, the Company will continue to be a reporting company under the Exchange Act, but will be managed so that it will not be subject to the provisions of the 1940Act.

EFFECT ON FINANCIAL STATEMENTS AND TAX STATUS

The election to withdraw the Company as a BDC under the 1940 Act results in a significant change in the Company’s required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.

Operating companies use either the fair-value or historical-cost methods of accounting for financial statement presentation and accounting for securities held, depending on how the investment is classified and how long the company intends to hold the investment. Changing our method of accounting reduces the market value of our investment in a privately held company by eliminating our ability to report an increase in value of our holdings as they occur. Also, as an operating company, we will have to consolidate our financial statements with our subsidiary, thus eliminating the portfolio company reporting benefits available to BDCs.

We do not believe that the withdrawal of the Company’s election to be treated as a BDC will have any impact on its federal income tax status, since we never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. (Electing treatment as a regulated investment company under Subchapter M generally allows a qualified investment company to avoid paying corporate level federal income tax on income it distributes to its shareholders.) Instead, we have always been subject to corporate level federal income tax on our income (without regard to any distributions we make to our shareholders) as a “regular” corporation under Subchapter C of the Code.

CHANGE IN ACCOUNTING PRINCIPLE

The Company’s financial statements for the quarter ended November 30, 2005, as presented herein, were prepared using the method of accounting applicable to investment companies, while our financial statements, as presented herein, as of November 30, 2006 and for the three and nine months ended November 30, 2006, are prepared using the method of accounting applicable to operating companies. Our financial statements for these periods are not comparable. We have determined it is impractical to comply with the retroactive application of prior periods being presented on an operating and consolidated basis in accordance with Statement of Financial Accounting Standards No. 154, Accounting for Changes and Error Corrections (“FAS #154”).

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED NOVEMBER 30, 2006

For the three and nine months ended November 30, 2006, the Company incurred a net loss of $5,349,599 and $5,566,847, respectively. The main component of this loss related to $5,149,484 of stock based compensation issued to officers/directors, other employees and consultants during the three months ended November 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

BDC Capital, Inc.’s cash position at November 30, 2006 was $11,195 a decrease of $6,570 from $17,795 at February 28, 2006. During the nine months ended November 30, 2006, net cash used in operating activities was $346,740 which was primarily due to losses from operations, offset by increases in accounts payable and deferred officer salaries. Net cash provided by financing activities of $560,835 for the nine months ended November 30, 2006 consisted primarily of payments received on stockholder subscriptions receivable during the nine month period.

Our current monthly operating expenses are approximately $50,000 per month. We anticipate that any additional financing would be through the collection of subscriptions receivable, sales of our common stock or other equity-based securities. We do have in place a $16.5 million equity line commitment from new and existing investors. BDC Capital, Inc. signed agreements for the equity line in February 2005. Under the terms of the agreement, BDC Capital may elect to receive as much as $16.5 million from the investors in common stock purchases over the next two years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes. Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Our exposure to market risk for changes in interest rates relates primarily to our cash and equity line of credit, which was $16.5 million as of November 30, 2006.

As of November 30, 2006, the Company did not have any off-balance sheet investments or hedging investments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2006 has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31.1	Certifications of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Included
31.2	Certifications of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32.1	Certifications under Section 1350 - CEO	Included
32.2	Certifications under Section 1350 - CFO	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BDC CAPITAL, INC.

Date: January 16, 2007	/s/ David R.. Pomije
David R.. Pomije, CEO