Form 10-K
period 2007-02-28
DigitalTown, Inc.
filed 2007-06-13
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2007

|__|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.
       (Formerly BDC Capital, Inc.)
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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $17,950,167 based on shares held by non-affiliates as of May 31, 2007, and the closing sale price for said shares in the NASDAQ National Market as of such date.

There were 25,723,750 shares of the registrant’s common stock outstanding as of May 31, 2007.

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

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

ii

iii

PART I

ITEM 1.	BUSINESS

GENERAL

On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status. The Company has changed its business plan and is focused on building internet-based social networks. The company owns more than 27,000 “spirit sites”, web domain names that combine a hometown and mascot for the nation’s public and private secondary-education system. The company is working closely with school administrators and technology experts to design and launch a robust portal platform that will feature school-related news, information and video, organizational tools, year-book-style personal profile pages, ecommerce for spirit-gear and communication tools for students, boosters, the alumni community and administrators. As part of that plan, the Company has changed its name to DigitalTown, Inc. effective March 1, 2007. The Company is currently developing a revenue model associated with the use of the DigitalTown portal.

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 changed its name to CyberStar Computer Corporation. In August 2000, the Company changed its name to eNetpc, Inc. In December 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940 and changed its name to BDC Capital Inc. On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status. As part of that plan, the Company changed its name to DigitalTown, Inc. on March 1, 2007. The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet addresses are www.bdccapital.com, www.bdcpartners.com and www.digitaltown.com. The company is traded in the over-the- counter market under the ticker DGTW.

Current Intellectual Property of DigitalTown, Inc.

PC Related domains:  BuildtoOrderPc series, including Laptopcomputers.com and Notebookcomputers.com.

GoSchools.com  domains:   Specializing in College, Universities (Division I, II and III, NAIA) and High School domain names.

EMPLOYEES

As of June 8, 2007, DigitalTown, Inc. has three employees. The Company’s employees are not represented by a union. The Company considers its relations with its employees to be outstanding.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for the twelve months ended February 28, 2007 and 2006 was $5,741,747 and $1,218,843 respectively and future losses are likely to occur. Accordingly, we may experience liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our current monthly cash operating expenses are $32,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivable should be sufficient to enable us to operate for the next 12 months.

We May Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing and collecting on the outstanding subscription receivable to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock. We will need to raise additional capital to fund our anticipated operating expenses and future development, design and launching of portals for each school website. We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing stockholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. It is the Company’s desire to have its common stock traded on a national exchange.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Richard Pomije, our Chairman, President, Chief Executive Officer, Secretary/Treasurer and acting Chief Financial Officer. We cannot assure you that we would be able to find an appropriate replacement for him or any other key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We do not have an employment agreement with Mr. Pomije, nor do we presently maintain key-man life insurance policies on him.

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

DigitalTown, Inc. leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006. The future rent obligations of this lease as of February 28, 2007 totaled $157,675.

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

DigitalTown, Inc.’s common stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported by the Nasdaq National Market during the last two fiscal years ended February 28, 2007 and February 28, 2006.

Fiscal Year 2007	Low	High
First Quarter	$1.18	$2.53
Second Quarter	1.12	2.25
Third Quarter	7.00	1.50
Fourth Quarter	1.50	2.70

Fiscal Year 2006	Low	High
First Quarter	$12.00	$12.75
Second Quarter	2.25	2.25
Third Quarter	1.50	1.50
Fourth Quarter	1.50	3.00

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. Accordingly, the per share lows and highs included in this table have been retroactively restated to reflect the reverse stock split of 75 to 1 on October 4, 2006. As of April 28, 2007, there were approximately 360 record holders of the Company's common stock.

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

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 28, 2007 and 2006 and for the year ended February 28, 2007, which has been derived from our audited consolidated financial statements as an operating company. The selected income statement data presented for the year ended February 28, 2006 is as a business development company.

	February 28,	February 28,
Balance Sheet Data	2007	2006
Total Assets	$453,069	$240,043
Total Liabilities	284,008	85,338
Stockholders’ Equity	169,061	154,705

Operating Statement Data	For the year ended February 28, 2007
Operating expenses		$5,740,928
Loss from operations		(5,740,928)
Other income (expense), net		(819)
Net loss	$	(5,741,747)

Income (loss) per common share-basic		$(0.42)
Income (loss) per common share-diluted		$(0.42)
Weighted average shares outstanding-basic		13,537,116
Weighted average shares outstanding-diluted		13,537,116

As a Business Development Company
Operating Statement Data	For the year ended February 28, 2006
Investment income	$823
Operating expenses	(1,060,244)
Net investment loss	(1,059,421)
Net change in unrealized appreciation on investment	-
Net decrease in net assets resulting from operations	$ (1,059,421)

Income (loss) per common share-basic	$(0.82)
Income (loss) per common share-diluted	$(0.82)
Weighted average shares outstanding-basic	1,291,556
Weighted average shares outstanding-diluted	1,291,556

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the year ended February 28, 2007 as an operating company and for the year ended February 28, 2006 as a business development company, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended February 28, 2007 contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Withdrawal as a Business Development Company

The reader of this management discussion, the related financial statements and notes thereto, and other recent Company filings should understand that the portfolio company (BDC Partners), a company in which the Company invests, and the Company’s method of accounting upon its withdrawal of its election to be treated as a business development company (“BDC”) under the investment Company Act of 1940 (“1940 Act”), have materially changed the Company’s financial reporting.

REASONS FOR CEASING TO BE A BUSINESS DEVELOPMENT COMPANY
We determined that many of the regulatory, financial reporting and other requirements imposed by the 1940 Act were too restrictive and prevented the Company from operating in the manner in which it desired. Among these restrictions are the following:

•
BDCs are subject to restrictions in the 1940 Act on the type and amount of securities, other than common stock, that they can issue. We believe that the Company would be better served by greater flexibility in our capital structure.

•	The closely regulated nature of BDCs causes them to be subject to greater legal and accounting expenses.

The Company’s Board of Directors agreed with our assessment and determined that it was no longer feasible for the Company to operate as a BDC. The appropriate course of action was to withdraw the Company’s election to be regulated as a BDC by filing a Form N-54C with the SEC. Following the withdrawal of the election, the Company continues to be a reporting company under the Exchange Act, but is managed so that it will not be subject to the provisions of the 1940 Act.

EFFECT ON FINANCIAL STATEMENTS AND TAX STATUS

The election to withdraw the Company’s election as a Business Development Company under the 1940 Act has resulted in a significant change in the Company's required method of accounting. Business Development Company financial statement presentation and accounting utilizes the fair value method of accounting used by investment companies, which allows Business Development Company’s to recognize income and value their investments at market value as opposed to historical cost.

In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in and advances to affiliates, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company's intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity. The change in accounting due to the conversion to an operating company from a Business Development Company is considered a change in accounting principle.
We do not believe that the withdrawal of the Company’s election to be treated as a BDC will have any impact on its federal income tax status, since we never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. (Electing treatment as a regulated investment company under Subchapter M generally allows a qualified investment company to avoid paying corporate level federal income tax on income it distributes to its shareholders.) Instead, we have always been subject to corporate level federal income tax on our income (without regard to any distributions we make to our shareholders) as a “regular” corporation under Subchapter C of the Code.CHANGE IN ACCOUNTING PRINCIPLE
Management has retroactively applied this change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” for the Company’s balance sheet as of February 28, 2006. The net effect, as of February 28, 2006, of the Company’s election to withdrawl its business development company status pursuant to the Investment Company Act of 1940 was ($797,056) net loss. As a business development company, the Company’s investment in BDC Partners was not previously audited prior to February 28, 2006. Management has determined that it is impractical and not cost effective to retroactively apply this change in accounting to the financial statements of BDC Partners prior to February 28, 2006, as allowed per FAS 154 par. 11. Therefore, the statements of operations and cash flows for the year ended February 28, 2006 will not be comparative. However, these prior period financial statements are included in Note 12 to the Company’s financial statements, as originally filed.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2007 AND FEBRUARY 28, 2006

For the year ended February 28, 2007, the Company incurred a net operating loss of $5,740,928 due mainly to $5,173,573 of non-cash stock based compensation issued to officers/directors, other employees and consultants during the year. The Company also incurred $158,259 of administrative fees for the management of the Company and total salary and payroll expense of $167,787 of which $18,865 was deferred. The Company also incurred $145,744 of professional fees. The company’s overall net loss as an operating company for the year ended February 28, 2007 was $5,741,747

As a business development company

For the year ended February 28, 2006, operating as a business development company, the Company incurred a net investment loss of $1,059,421. The main components of this loss related to $79,790 of professional fees with a majority of these fees relating to accounting and investor relations and $809,888 for interest expense on convertible debt. On the interest expense, $775,906 relates to the amortization of original debt discount which originated from the beneficial conversion feature related to the debt. In addition, the Company recorded administrative expenses of $147,816 for the management of the company.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2007 was $8,933, a decrease of $8,832 from $17,765 at February 28, 2006. During the year ended February 28, 2007, net cash used in operating activities was $382,855, with no current revenue activity, our primary use of operating funds is with general and administrative expenditures. Net cash used in investing activities was $224,063 for the purchase of additional domain names and the renewal of existing domain names. Net cash provided by financing activities was $598,086 which consisted primarily of payments received on stockholder subscription receivables of $582,530.

Our current monthly operating expenses are approximately $32,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivable should be sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing would be through the sales of our common stock or other equity-based securities and future collections on our subscription receivable.

As a business development company

BDC Capital, Inc.’s cash position at February 28, 2006 was $15,346, a decrease of $244,833 from $260,179 at February 28, 2005. During the year ended February 28, 2006, net cash used in operating activities was $507,628. Net cash provided by financing activities of $262,795 for the year ended February 28, 2006 consisted primarily of issuance of common and preferred stock and convertible debentures net of payments on convertible debt.

As of February 28, 2007 and 2006, the Company did not have any off-balance sheet investments or hedging (derivative) investments.

Critical Accounting Policies

The discussion and analysis of DigitalTown, Inc.’s financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While DigitalTown Inc.’s significant accounting policies are described in more detail in Note 1 to its financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Intangible Assets- Domain Names

The Company is still in the development stage of its web site portal and accordingly, all costs associated with their domain names have been capitalized. Since the company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at normal fee prior to the expiration date, therefore its useful life is deemed to be indefinite and no amortization will be recorded.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and intangibles subject to depreciation and amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Recently issued accounting pronouncements:

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company’s financial statements and in its financial position represents the potential loss arising from adverse changes in interest rates. This risk is low as the Company has very limited debt and has no third-party debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	21

Consolidated Financial Statements:
Consolidated Balance Sheets	22
Consolidated Statements of Operations	23
Consolidated Statements of Stockholders' Equity	24
Consolidated Statements of Cash Flows	25
Consolidated Notes to Financial Statements	26-37

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation made at the end of the period (February 28, 2007) covered by this report was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

(b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting during the Company’s fiscal quarter ended February 28, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Richard A. Pomije	52	Chairman, President, CEO & Secretary/Treasurer, acting CFO

Jeff Mills	46	Director

Dan Janisch	60	Director

RICHARD A. POMIJE has been with DigitalTown, Inc. since 1982 and has served as President, Secretary, Treasurer, and a director since 1996. He had previously served in such positions from 1983 through 1992. Mr. Pomije's primary responsibilities include overall strategic planning. Mr. Pomije holds a degree in Communication Technology, Audio Technology and Technical Services from Brown Institute. Mr. Pomije also received a First Class FCC license with radar endorsement.

JEFF MILLS became a director in December 2003. Mr. Mills has worked for Xerox Corporation for the past 17 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several security licenses.

DAN JANISCH became a director in March 2005 and tendered his resignation in March 2007 to pursue other interests. The Board unanimously accepted Mr. Janisch’s resignation.

PIERCE MCNALLY became a director in March 2007. Mr. McNally has extensive experience with small-cap, publicly traded companies and private startup and emerging companies. An attorney and experienced investment and merchant banker, Mr. McNally has been active with start-up and small-cap growth companies in a variety of industries as a banker, investor, adviser, officer and director. Currently, he serves as a director of several NASDAQ-listed and privately held companies throughout the United States and as a director of Rainy River Resources, Inc., a Minneapolis based private investment company. Mr. McNally is a 1971 graduate of Stanford University and a 1978 graduate of the University of Wisconsin Law School.

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

Audit Committee

Mills currently serves as a member of the Audit Committee. This committee met twice during the last fiscal year. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Jeff Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the audit committee financial expert does not impose on Mr. Mills any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Mills as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2007 and February 28, 2006 to the Chairman and Chief Executive Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2007.

Summary Compensation Table

Name and Principle Position	Fiscal Year	Salary	Stock Option Awards(1)	Other Annual Compensation (2) , (3) & (4)	Total Compensation

Richard A. Pomije,	2007	$185,000	$4,312,420	$12,952	$4,510,372
Chariman and CEO	2006	$125,325	-	$5,000	$130,325

David Pomije, former CEO	2007	$0	$431,242	$0	$431,242

(1)
Option awards reflect the Black-Sholes values used for expensing options in the Company’s income statement.  For additional information, see Note 8 of the Company’s financial statements.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods

(2)	Automobile expenses.
(3)	Board member fees
(4)	Health insurance.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the 2007 fiscal year.

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/share)	Grant Date Fair Value	Expiration date
Richard A. Pomije	9/6/2006	2,500,000	$1.725	$1.725	11/1/2011
Jeff Mills	9/6/2006	40,000	$1.725	$1.725	11/1/2011
David Pomije(1)	9/6/2006	250,000	$1.725	$1.725	11/1/2011
Dan Janisch	9/6/2006	20,000	$1.725	$1.725	11/1/2011

(1)	Former CEO, resigned January 31, 2007

 OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of  February 28, 2007.

Name	Number of Unexercised Options Exercisable	Grant Date	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije	2,500,000	9/6/2006	0	$1.725	11/1/2011
Jeff Mills	40,000	9/6/2006	0	$1.725	11/1/2011
David Pomije(1)	250,000	9/6/2006	0	$1.725	11/1/2011
Dan Janisch	20,000	9/6/2006	0	$1.725	11/1/2011

(1)	Former CEO, resigned January 31, 2007

OPTIONS EXERCISES IN THE LAST FISCAL YEAR
None

DIRECTORS' COMPENSATION
To date, BDC Capital, Inc. currently pays it's directors a $500.00 monthly fee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2007 with respect to the number of shares of Common Stock beneficially owned by (i) each person known by DigitalTown, Inc. to own beneficially 10% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije	16,770,595	65.25%

Jeff Mills	402,668	1.57%

Dan Janisch	200,000	0.78%

All directors and executive officers as a group	17,373,263	67.60%

Common shares issued and outstanding as of 2/28/2007 were 25,701,500

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BDC Capital, Inc. leases from a director of the Company approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650.

ITEM 14.	Independent Registered Public Accounting Firm Fees.

Carver Moquist & O’Connor, LLC (CMO) served as the Company’s independent registered public accounting firm during fiscal 2007 and 2006. The Company’s audit committee has engaged CMO to perform three quarterly reviews in fiscal 2008.

During the fiscal years ended February 28, 2007 and 2006, the following was paid to CMO:

	2007	2006
Audit fees (1)	$36,732	$27,060
Audit related	-	-
Tax fees	-	-
All other fees (2)	1,215	-

(1) Total fees include the annual audit and quarterly review fees. Billing for out-of-pocket costs are not included.

(2) Fees in connection with the Company’s S-8 filing

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

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements
Audited Consolidated Financial Statements for the year ended February 28, 2007

(b)	Exhibits.
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.2	1996 Employee Stock Option Plan, as amended to date (1)
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, INC.

Dated: June 12, 2007	By:	/s/ Richard A. Pomije
Richard A. Pomije, Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 12, 2007	By:	/s/ Richard A. Pomije
Richard A. Pomije, Director, Chief Executive Officer, Chief Financial Officer and President (Principal executive officer)

Dated: June 12, 2007	By:	/s/ Jeff Mills
Jeff Mills, Director

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (formerly BDC Capital, Inc.) as of February 28, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the year ended February 28, 2007, as an operating company. In addition, we have audited the accompanying balance sheet of BDC Capital, Inc. as of February 28, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year then ended as a business development company. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2 to the financial statements, the Company changed the nature of its business from a business development company to an operating company in the fiscal year ended February 28, 2007.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. (formerly BDC Capital, Inc.) as of February 28, 2007 and 2006, and the results of its operations and its cash flows for the year ended February 28, 2007 as an operating company, and the results of its operations and its cash flows for the year ended February 28, 2006 as a business development company in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O’Connor, LLC

Bloomington, Minnesota
June 12, 2007

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28, 2007	February 28, 2006 Retrospectively adjusted

Current assets:
Cash	$8,933	$17,765
Other receivable	999	-
Prepaid expense	-	2,019
Total current assets	9,932	19,784
Property and equipment, net	1,579	2,764
Intangible assets - domain names	441,558	217,495
Total assets	$453,069	$240,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137,144	$10,664
Advances from stockholders	16,354	798
Accrued expenses:
Accrued payroll	32,169	-
Accrued interest	9,476	3,876
Deferred officer compensation	18,865	-
Total current liabilities	214,008	15,338
Notes payable - stockholder	70,000	70,000
Total liabilities	284,008	85,338

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, none and 20,000,000 issued and outstanding at February 28, 2007 and 2006, respectively	-	200,000
Common stock, $.01 par value, 2,000,000,000 shares authorized, 25,701,500 and 5,701,500 shares issued and outstanding at February 28, 2007 and 2006, respectively	257,010	57,010
Additional paid-in-capital	14,521,673	9,368,100
Subscription receivable	(2,947,470)	(3,550,000)
Accumulated deficit	(11,662,152)	(5,920,405)
Total stockholders’ equity	169,061	154,705
Total liabilities and stockholders’ equity	$453,069	$240,043

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended
February 28, 2007

Operating expenses:
Selling, general and administrative expenses	$5,740,928

Loss from operations	(5,740,928)

Other income (expense):
Interest expense	(5,600)
Other income	4,781
Total other income (expense)	(819)

Net loss	$(5,741,747)

Loss per common share - basic and diluted	$(0.42)

Weighted average common shares outstanding - basic and diluted	13,537,116

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended February 28, 2007 and 2006

	Preferred Stock		Common Stock
	Series A Shares	Amount	Shares	Amount	Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Total
Balance February 28, 2005	393,900	$39,390	93,606	$931	$4,831,643	-	$(4,063,928)	$808,036

Debt to equity conversion, including interest	-	-	650,447	6,505	481,330	-	-	487,835

OID costs on convertible debentures	-	-	-	-	340,000	-	-	340,000

Stock issued in subscription agreements	-	-	4,811,709	48,117	3,560,665	(3,608,782)	-	-

Payment received on subscription agreements	-	-	-	-	-	58,782	-	58,782

Common stock issued	-	-	145,737	1,457	107,846	-	-	109,303

Stock dividend rescinded	(393,900)	(39,390)	-	-	39,390	-	-	-

Debt converted into preferred stock	14,777,390	147,774	-	-	7,226	-	-	155,000

Preferred stock issued	5,222,610	52,226	-	-	-	-	-	52,226

Net loss as a business development company	-	-	-	-	-	-	(1,059,421)	(1,059,421)

Retrospective adjustment for accounting change due to un-election as a business development company (see note 2)	-	-	-	-	-	-	(797,056)	(797,056)

Balance February 28, 2006 (retrospectively adjusted)	20,000,000	200,000	5,701,500	57,010	9,368,100	(3,550,000)	(5,920,405)	154,705

Payment received on subscription agreements	-	-	-	-	-	602,530	-	602,530

Pay finders fee on common stock issued	-	-	-	-	(20,000)	-	-	(20,000)

Preferred stock converted to common stock on a 1 for 1 share basis, both common and preferred par value stated at $.01 per share	(20,000,000)	(200,000)	20,000,000	200,000	-	-	-	-

Stock based compensation	-	-	-	-	5,173,573	-	-	5,173,573

Net loss as an operating company	-	-	-	-	-	-	(5,741,747)	(5,741,747)

Balance February 28, 2007	-	-	25,701,500	257,010	14,521,673	$(2,947,470)	$(11,662,152)	$169,061

 Note: the above statement reflects the 1 for 75 reverse stock split which occurred on October 4, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,741,747)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation	1,185
Stock based compensation expense	5,173,573
Changes in operating assets and liabilities:
Other receivables	(999)
Prepaid expenses	2,019
Accounts payable	126,480
Accrued expenses:
Accrued payroll	32,169
Accrued interest	5,600
Deferred officer compensation	18,865

Net cash used in operating activities	(382,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of intangible assets - domain names	(224,063)

Net cash used in investing activities	(224,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	15,556
Payments received on stockholder subscription receivables net of $20,000 in transaction costs for the subscription offering initiated in fiscal 2006	582,530

Net cash provided by financing activities	598,086

Net change in cash and cash equivalents	(8,832)
Cash and cash equivalents, beginning of year	17,765
Cash and cash equivalents, end of year	$8,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 28, 2007 and 2006

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

DigitalTown, Inc. (formerly known as BDC Capital, Inc.) (“The Company”) was formed as a Minnesota corporation on April 7, 1982. It was incorporated under the name Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 changed its name to CyberStar Computer Corporation. In 2000, the Company changed its name to eNetpc, Inc. In November 2004, the Company changed its name to BDC Capital, Inc. BDC Capital, Inc. has engaged in the sale of computer components, development of software and resell of major computer brands. The names "BDC Capital, Inc." "we", "our" and "us" used in this report refer to BDC Capital, Inc.

On December 10, 2004, the Company’s Board of Directors elected to be regulated as a business development company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A. As a BDC, the Company planned to focus on current opportunities available to this attractive business model in the somewhat uncertain economic times.

On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status (see Note 2 for further information). The Company has changed its business plan to become a multiple-site online social-networking community portal through the internet. As part of that plan, the Company changed its name to DigitalTown, Inc. effective March 1, 2007. The Company is currently developing the DigitalTown portal. This portal, when complete, will include features such as email, alumni communication and reunion tools, chat, a wide range of high school activities such as music, drama and athletics, personal profiles, photo, video and music sharing and timely community news. The Company is currently developing a revenue model associated with the use of the DigitalTown portal.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future. At February 28, 2007, the Company had an accumulated deficit of $11,662,152. Subsequent to February 28, 2007, the Company has received cash proceeds totaling approximately $192,000 from its stock subscription receivable. The Company anticipates existing cash, proceeds received to-date as well as expected future proceeds from its stock subscription receivable and any additional financing needed through the sale of its common stock or other equity based securities, will be sufficient to meet its working capital and capital expenditures needs through at least February 28, 2008.

Principles of Consolidation

As a result of the Company’s Business Development Company withdrawal, the Company now files consolidated financial statements that include its controlled subsidiary.

The consolidated financial statements include the accounts of DigitalTown, Inc. and its controlled subsidiary, BDC Partners, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

The election to withdraw the Company’s election as a Business Development Company under the 1940 Act has resulted in a significant change in the Company's required method of accounting. Business Development Company financial statement presentation and accounting utilizes the fair value method of accounting used by investment companies, which allows Business Development Company’s to recognize income and value their investments at market value as opposed to historical cost.

In addition, majority-owned subsidiaries are not consolidated and instead, investments in those subsidiaries are reflected on the balance sheet as an investment in and advances to affiliates, at fair value. As an operating company, the required financial statement presentation and accounting for securities held by the Company utilize either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company's intent with respect to the period of time it intends to hold the investment, and the Company and its subsidiaries are reflected for financial accounting purposes as a consolidated entity. The change in accounting due to the conversion to an operating company from a Business Development Company is considered a change in accounting principle.

Management has retroactively applied this change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” for the Company’s balance sheet as of February 28, 2006. As a business development company, the Company’s investment in BDC Partners,Inc. was not previously audited prior to February 28, 2006. Management has determined that it is impractible and not cost effective to retroactively apply this change in accounting to the financial statements of BDC Partners prior to February 28, 2006, per SFAS 154 par. 11. Therefore, the statements of operations and cash flows for the year ended February 28, 2006 will not be comparative. However, these prior period financial statements are included in Note 12 as originally filed.

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

Fair Value of Financial Instruments

The Company’s financial instruments consists of cash, other receivables, accounts payable, accrued expenses and notes payable. Pursuant to SFAS No. 107 “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The company considers the carrying value of its financial instruments in the financial statements to approximate fair value.

Revenue Recognition

The Company does not currently generate revenue from its operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Intangible Assets - Domain Names

The Company is still in the development stage of its web site portal and accordingly, all costs associated with their domain names have been capitalized. Since the company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at normal fee prior to the expiration date, therefore its useful life is deemed to be indefinite and no amortization will be recorded.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from two to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

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

Stock-Based Compensation

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share based-based payments, including grants of employee stock options and employee stock purchase plan shares, to recognized in the income statement based on their fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123(R), the company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the year ended February 28, 2007 and 2006, the Company had no items defined as other comprehensive income (loss).

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans, convertible debt and convertible preferred stock. Incremental shares attributable to the assumed exercise of stock options and conversion of debt and preferred stock for the years ended February 28, 2007 and 2006 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Recently Issued Accounting Pronouncements

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company's financial statements. The new standard also contains guidance on "derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition". The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this statement but we believe the adoption of FIN 48 will not have a material impact on our consolidated financial position or results of operations.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). This SAB addresses diversity in practice of quantifying financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. The SAB is effective for financial statements issued for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000. Account balances in excess of federally insured limits were $0 at February 28, 2007 and 2006. The Company has not experienced any losses in such accounts.

Advertising

Advertising costs are charged to operations when incurred. The Company did not incur any advertising expense during the year ended February 28, 2007 and 2006.

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

The Company's election to withdraw its business development company election is treated as a change in accounting principle under FAS 154. The Company retrospectively adjusted its February 28, 2006 balance sheet which is included in these consolidated financial statements to reflect the changes listed above.

Note 3. Property and Equipment

Property and equipment are as follows for the year ended February 28:

	2007	2006
Office equipment and furniture	$473,220	$473,220
Less accumulated depreciation	(457,003)	(455,818)
Less impairment of equipment	(14,638)	(14,638)
	$1,579	$2,764

Depreciation expense for the year ended February 28, 2007 and 2006 was $ 1,185 and $ 790.

Note 4. Debt Financing

The Company has entered into binding term sheets that provide for convertible debt financing bearing interest at 8.0% payable at maturity and convertible at 50% of the Company’s common stock fair value totaling $16.5 million. The Company, at its option may draw up to $50,000 weekly against the total investor commitment over a 24 month period beginning February 28, 2005, subject to certain restrictions. As of February 28, 2007 no draws have been made against this commitment and the term sheets have expired.

Note 5. Income Taxes

At February 28, 2007, the Company had net operating loss carryforwards of approximately $5,167,000. The net operating loss carryforwards are available to offset future taxable income through 2027 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. If not used, net operating loss carryforwards will expire in varying amounts through fiscal year 2027.

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2007	2006
Deferred tax assets:
Stock compensation	$1,966,000	$-
Net operating loss carryforwards	1,939,000	1,724,000
Total deferred tax assets	3,905,000	1,724,000

Deferred tax liabilities:
Unrealized appreciation on investments	-	(207,000)
Net deferred tax assets	3,905,000	1,517,000
Valuation allowance	(3,905,000)	(1,517,000)
Net deferred tax assets	$-	$-

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2007 and February 28, 2006 is as follows:

	2007	2006
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.0%
Change in valuation allowance	(38.0)%	(38.0)%

Effective tax rate	0.0%	0.0%

Note 6. Notes Payable - Stockholder

As of February 28, 2007, the Company had interest bearing advances from a stockholder in the amount of $70,000. The unsecured notes are due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%. Accrued interest at February 28, 2007 totaled $9,476.

Note 7. Stockholders Equity

On October 4, 2006, the Company initiated a reverse stock split of 75 to 1. Accordingly, the per share amounts included in these financial statements have been retroactively restated to reflect the reverse stock split. On October 10, 2006, all 20,000,000 shares of preferred stock were converted into common stock on a 1-for-1 basis.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 28, 2007, an aggregate of 5,000,000 shares of common stock may be granted under these plans determined by the board of directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Vesting terms of outstanding options range from three months to two years of employment anniversary. All options expire five years from the date of grant.

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant.

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s consolidated financial statements as of and for the year ended February 28, 2007, reflects the impact of SFAS 123(R). During the year ended February 28, 2007, we granted stock options to twelve employees and consultants allowing for the purchase of up to an aggregate of 3,125,000 shares of common stock, with a weighted-average-grant-date fair value of $1.725 per share. The Company recorded $5,173,573 of related compensation expense for the year ended February 28, 2007. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense had impacted the February 28, 2007 basic loss per common share by $0.38 for the year ended February 28, 2007. There remains $216,952 of total unrecognized compensation expense, which is expected to be recognized over future periods.

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

The Black-Scholes valuation model incorporates a range of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards. The expected life assumption was calculated based on the contractural term of the options due to a lack of historical data. Expected volatility was computed based on fluctuations in the daily price of our common stock.

For stock options granted during the year ended February 28, 2007, we utilized the fair value of our common stock on the date of grant and employed the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

Risk-free interest rate	4.75%
Expected life of options granted	5 years
Expected volatility factor	380%
Expected dividend yield	None

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2006	422,200	$1.04	-	-
Granted	3,125,000	1.725	-	-
Canceled or expired	(422,200)	(1.04)	-	-
Exercised	-	-	-	-
Options outstanding - February 28, 2007	3,125,000	$1.725	4.50	$78,125
Exercisable at February 28, 2007	2,990,000	$1.725	4.50	$74,750

(1) The intrinsic of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 9. Related Party Transactions

The Company entered into a 5 year lease with a director of the Company for approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota. The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $3,650. The Company previously sub-leased from a director of the Company the same space at a monthly rent of $750 renewable monthly. The Company’s lease payments made to the director for the years ended February 28, 2007 and 2006 was $7,205 and $9,000 respectively.

Fiscal years ending:

2008	$38,425
2009	31,800
2010	31,800
2011	31,800
2012	23,850
$157,675

Note 10. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 11. Subscriptions Receivable

As of February 28, 2007 and 2006, the company has outstanding subscription receivables of $2,947,470 and $3,550,000. For the fiscal years ended February 28, 2007 and 2006, the Company collected $602 530 and $58,782 of outstanding subscription receivables. The Company has collected $192,000 of additional outstanding subscription receivables subsequent to February 28, 2007.

Note 12. Prior Period Financial Statement Presentation

For informational purposes, the following financial statements prepared using the accounting principles for a “business development company”, have been provided:
•	Balance Sheet as of February 28, 2006
•	Statement of Operations for the year ended February 28, 2006
•	Statement of Cash Flows for the year ended February 28, 2006

BDC Capital, Inc.

 BALANCE SHEET

As a Business Development Company
ASSETS	February 28, 2006
Current assets:
Cash	$15,346
Prepaid expense	2,019
Total current assets	17,365
Property and equipment, net	-
Investment in securities, at fair value (cost of $406,303 and $67,403 at February 28, 2006 and 2005, respectively)	1,013,900
Total assets	$1,031,265

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$4,420
Advance from stockholder	798
Accrued liabilities	3,876
Due to BDC Partners, Inc.	410
Total current liabilities	9,504
Notes payable - related party	70,000
Total liabilities	79,504
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, 20,000,000 and 3,939,000 issued and outstanding, respectively	200,000
Common stock, $.01 par value, 2,000,000,000 shares authorized, 427,572,138 and 6,980,117 shares issued and outstanding, respectively	4,275,721
Additional paid-in-capital	5,149,389
Subscription receivable	(3,550,000)
Accumulated deficit	(5,123,349)
Total stockholders’ equity	951,761
Total liabilities and stockholders’ equity	$1,031,265

BDC Capital, Inc.

STATEMENT OF OPERATIONS

As a Business Development Company
Year Ended February 28, 2006

Investment income	$823

Operating Expenses:
Professional fees	79,790
Administrative expenses	147,816
Rent	4,500
Other	18,250
Interest expense	809,888
Total Operating expenses	1,060,244
Net investment loss	(1,059,421)

Net change in unrealized appreciation on investment	-
Net increase (decrease) in net assets resulting from operations	$(1,059,421)

Income (loss) per common share - basic	$(0.82)

Income (loss) per common share -diluted	$(0.82)

Weighted average shares outstanding - basic	1,291,556

Weighted average shares outstanding - diluted	1,291,556

BDC Capital, Inc.

STATEMENTS OF CASH FLOWS

As a Business Development Company
Year Ended February 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from operations	$-
Net increase (decrease) in net assets resulting from operations as a business development company	(1,059,421)
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Amortization of original issue discount	775,906
Administrative fees paid by issuance of convertible debt	90,000
Net change in unrealized appreciation on investments	-
Assets transferred to BDC Partners, Inc.	-
Changes in operating assets and liabilities:
Accounts receivable	-
Inventories
Prepaid expenses	(2,019)
Accounts payable	4,420
Accrued liabilities	24,076
Investment in BDC Partners, Inc.	(338,900)
Due to BDC Partners, Inc.	(1,690)

Net cash used in operating activities	(507,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (payments) from stockholder	798
Payments received on stockholder subscription receivable	58,782
Proceeds from issuance of notes payable-related party	70,000
Payments on convertible debt	(278,314)
Proceeds from issuance of preferred stock	52,226
Proceeds from issuance of common stock	109,303
Proceeds from issuance of convertible debentures	250,000
Net cash provided by financing activities	262,795

Net change in cash and cash equivalents for the period	(244,833)
Cash and cash equivalents at beginning of period	260,179
Cash and cash equivalents at end of period	$15,346

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$9,906

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for stock subscription	$3,550,000
Preferred stock dividend rescinded	$(39,390)
Issuance of preferred stock dividend	$-
Debt to equity conversion, including accrued interest	$642,835