Form 10-K/A
DigitalTown, Inc.
filed 2007-06-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

ii

Explanatory Note: This amendment to the Company’s Form 10-K originally filed on June 13, 2007 for the year ended February 28, 2007 reclassified notes payable- stockholder from long-term liabilities to current liabilities on the February 28, 2007 balance sheet. All other items remain unchanged from the original filing.

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

DigitalTown, INC.

Dated: June 14, 2007	By:	/s/ Richard A. Pomije
Richard A. Pomije, Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 14, 2007	By:	/s/ Richard A. Pomije
Richard A. Pomije, Director, Chief Executive Officer, Chief Financial Officer and President (Principal executive officer)

Dated: June 14, 2007	By:	/s/ Jeff Mills
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

/s/ Carver Moquist & O’Connor, LLC

Bloomington, Minnesota
June 12, 2007

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28, 2007	February 28, 2006 Retrospectively adjusted

Current assets:
Cash	$8,933	$17,765
Other receivable	999	-
Prepaid expense	-	2,019
Total current assets	9,932	19,784
Property and equipment, net	1,579	2,764
Intangible assets - domain names	441,558	217,495
Total assets	$453,069	$240,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137,144	$10,664
Advances from stockholders	16,354	798
Accrued expenses:
Accrued payroll	32,169	-
Accrued interest	9,476	3,876
Deferred officer compensation	18,865	-
Notes payable - stockholder	70,000	-
Total current liabilities	284,008	15,338
Notes payable - stockholder	-	70,000
Total liabilities	284,008	85,338

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 20,000,000 shares authorized, none and 20,000,000 issued and outstanding at February 28, 2007 and 2006, respectively	-	200,000
Common stock, $.01 par value, 2,000,000,000 shares authorized, 25,701,500 and 5,701,500 shares issued and outstanding at February 28, 2007 and 2006, respectively	257,010	57,010
Additional paid-in-capital	14,521,673	9,368,100
Subscription receivable	(2,947,470)	(3,550,000)
Accumulated deficit	(11,662,152)	(5,920,405)
Total stockholders’ equity	169,061	154,705
Total liabilities and stockholders’ equity	$453,069	$240,043

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