Form 10-Q
period 2007-05-31
DigitalTown, Inc.
filed 2007-07-13
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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
Yes      X              No  ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

There were 25,723,750 shares of the registrant’s common stock outstanding as of July 12, 2007.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-12

Item 2.	Management’s Discussion and Analysis and Plan of Operation	13-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4-12

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31,	February 28,
	2007	2007
	(unaudited)	(audited)

Current assets:
Cash	$15,390	$8,933
Other receivable	28	999
Total current assets	15,418	9,932
Property and equipment, net	5,154	1,579
Intangible assets – domain names	656,727	441,558
Total assets	$677,299	$453,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$392,406	$137,144
Advances from stockholders	5,704	16,354
Accrued expenses:
Accrued payroll	20,152	32,169
Accrued interest	10,876	9,476
Deferred officer compensation	30,807	18,865
Notes payable - stockholder	70,000	70,000
Total current liabilities	529,945	284,008

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 25,723,750 and 25,701,500 shares issued and outstanding at May 31, 2007 and February 28, 2007, respectively	257,233	257,010
Additional paid-in-capital	14,579,475	14,521,673
Subscription receivable	(2,795,501)	(2,947,470)
Accumulated deficit	(11,893,853)	(11,662,152)
Total stockholders’ equity	147,354	169,061
Total liabilities and stockholders’ equity	$677,299	$453,069

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months
Ended
May 31, 2007 (unaudited)

Operating expenses:
Selling, general and administrative expenses	$233,275
Loss from operations	(233,275)

Other income (expense)
Interest expense	(1,400)
Other income	2,974
Total other income (expense)	1,574

Net loss	$(231,701)

Loss per common share – basic and diluted	$(0.01)

Weighted average common shares outstanding – basic and diluted	25,711,658

The accompanying notes are an integral part of these financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended May 31, 2007
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231,701)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	381
Stock based compensation expense	7,962
Non cash stock payment	50,063
Changes in operating assets and liabilities:
Other receivables	971
Prepaid expenses	-
Accounts payable	59,022
Accrued expenses:
Accrued payroll	(12,017)
Accrued interest	1,400
Deferred officer compensation	11,942

Net cash used in operating activities	(111,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,956)
Purchases and renewal of intangible assets – domain names	(18,929)

Net cash used in investing activities	(22,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to officer/stockholder	(10,650)
Payments received on stockholder subscription receivables net of $20,000 in transaction costs for the subscription offering initiated in fiscal 2006	151,969

Net cash provided by financing activities	141,319

Net change in cash and cash equivalents	6,457

Cash and cash equivalents, beginning of period	8,933

Cash and cash equivalents, end of period	$15,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-
Non-cash investing and financing activities:
Intangible assets-domain name renewals incurred with accounts payable	$196,240

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At May 31, 2007, the company had an accumulated deficit of $11,893,853.  Subsequent to May 31, 2007, the company has received cash proceeds totaling approximately $255,000 from its stock subscription receivable.  The company anticipates existing cash, proceeds received to-date as well as expected future proceeds from its stock subscription receivable and any additional financing needed through the sale of its common stock or other equity based securities, will be sufficient to meet its working capital and capital expenditures needs through at least May 31, 2008.

Principles of Consolidation

As a result of the Company’s Business Development Company withdrawal, the Company now files consolidated financial statements that include its controlled Subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Management has retroactively applied this change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” for the Company’s balance sheet as of February 28, 2006.  As a business development company, the Company’s investment in BDC Partners, Inc. was not previously audited prior to February 28, 2006.  Management has determined that it is impractible and not cost effective to retroactively apply this change in accounting to the previously reported  interim financial statements of BDC Capital, Inc. for the three months ended May 31, 2006, per SFAS 154 par. 11.  Therefore, the statements of operations and cash flows for the three months ended May 31, 2006 will not be comparative.  However, these prior period financial statements are included in Note 9 as originally filed for informational purposes.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, other receivables, accounts payable, accrued expenses and notes payable.  Pursuant to SFAS No. 107 “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date.  The company considers the carrying value of its financial instruments in the financial statements to approximate fair value.

Revenue Recognition

The Company does not currently generate revenue from its operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Intangible Assets – Domain Names

The Company is still in the development stage of its web site portal and accordingly, all costs, including license renewals, associated with domain names expected to be utilized in its website portal have been capitalized.  Since the Company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Stock-Based Compensation

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” applying the modified prospective method.  This standard requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values unless a fair value is not reasonably estimable.  Prior to the Company’s adoption of SFAS No. 123(R), the company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  The fair value of the Company’s stock options issued prior to and after the adoption of SFAS No. 123(R) has been estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the three months ended May 31, 2007, the Company had no items defined as other comprehensive income (loss).

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans, convertible debt and convertible preferred stock.  Incremental shares attributable to the assumed exercise of stock options and conversion of debt and preferred stock for the three months ended May 31, 2007 and May 31, 2006 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000.  Account balances in excess of federally insured limits were $0 at May 31, 2007 and February 28, 2007.  The Company has not experienced any losses in such accounts.

Note 2. Property and Equipment

Property and equipment are as follows:

	May 31, 2007	February 28, 2007
Office equipment and furniture	$477,176	$473,220
Less accumulated depreciation	(457,384)	(457,003)
Less impairment of equipment	(14,638)	(14,638)
	$5,154	$1,579

Depreciation expense for the three months ended May 31, 2007 was $ 381.

Note 3. Notes Payable – Stockholder

As of May 31, 2007, the Company had interest bearing advances from a stockholder in the amount of $70,000.  The unsecured notes are due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%.  Accrued interest at May 31, 2007 and February 28, 2007 totaled $10,876 and $9,476, respectively.

Note 4. Stockholders Equity

On October 4, 2006, the Company initiated a reverse stock split of 75 to 1.  Accordingly, all per share amounts reported in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.

On April 20, 2007, the Company issued 22,250 restricted common shares, valued at $50,063, to a Minneapolis area high school for their assistance in initially developing the portal revenue model.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2007, an aggregate of 5,000,000 shares of common stock may be granted under these plans determined by the board of directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years of employment anniversary.  All options expire five years from the date of grant.

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to and after the adoption of SFAS No. 123(R) has been estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant.

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s consolidated financial statements as of and for the three months ended May 31, 2007, reflect the impact of SFAS 123(R). No options were granted for the three month periods ended May 31, 2007 and 2006.  For the three months ended May 31, 2007, the Company recorded related compensation expense of $7,962. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the May 31, 2007 basic loss per common share by 0.00. There remains $208,990 of total unrecognized compensation expense, which is expected to be recognized over future periods.

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

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2007	3,125,000	$1.725	4.50	-
Granted	-	-	-	-
Canceled or expired	(270,000)	(1.725)	-	-
Exercised	-	-	-	-
Options outstanding - May 31, 2007	2,855,000	$1.725	4.25	$1,070,625
Exercisable at May 31, 2007	2,730,000	$1.725	4.25	$1,023,750

(1) The intrinsic of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

The Company entered into a 5 year lease with a director of the Company for approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $2,650. The Company previously sub-leased from a director of the Company the same space at a monthly rent of $750 renewable monthly.  The Company incurred rent expense to the director for the three months ended May 31, 2007 totaling $7,950.  The Company currently owes $14,575 to the director for rent payments due through May 31, 2007.  This amount is included in accounts payable.

Future payments for fiscal years ending:

2008	$31,800
2009	31,800
2010	31,800
2011	31,800
2012	25,175
$152,375

Note 7. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 8. Common Stock Subscriptions Receivable

During fiscal year ended February 28, 2006, the Company received subscriptions for 4,811,709 restricted common shares at $0.75 per share.  Significant terms of the subscription agreement are as follows:
•	Payment is due in full in 60 months
•	At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.
•	The Company has the option to charge simple annual interest of up to 4%.
•	The Company will provide downside protection of up to 30% of the stock price upon conversion.

As of May 31, 2007 and February 28, 2007, the company has outstanding subscription receivables of $2,795,501 and $2,947,470 respectively.  For the three months ended May 31, 2007, the company collected $151,969 of outstanding subscription receivables.  No interest has been charged on these subscription agreements.  The Company has collected approximately $255,000 of additional outstanding subscription receivables subsequent to May 31, 2007.

Note 9.  Prior Period Financial Statement Presentation

For informational purposes, the following financial statements prepared using the accounting principles for a “business development company”, have been provided:

•	Statement of Operations for the three months ended May 31, 2006
•	Statement of Cash Flows for the three months ended May 31, 2006

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
STATEMENT OF OPERATIONS
(unaudited)

As a Business Development Company
Three months ended May 31, 2006
Investment income	$2

Operating Expenses:
Professional fees	26,775
Administrative expenses	47,019
Rent	1,125
Other	2,333
Interest expense	1,400

Total Operating expenses	78,652

Net investment loss	(78,650)

Net change in unrealized appreciation on investment	-

Net decrease in net assets resulting from operation	$(78,650)

Loss per common share – basic and diluted	$(0.01)
Weighted average shares outstanding – basic and diluted as restated for the 1 for 75 reverse stock split on October 4, 2006	5,700,962

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

STATEMENT OF CASH FLOWS
(Unaudited)
As a Business Development Company
Three months ended May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations as a Business development company	$(78,650)
Adjustments to reconcile net assets resulting from operations and net loss to net cash used by operating activities:
Prepaid expenses	759
Accounts payable	12,448
Accrued liabilities	1,400
Investment in BDC Partners, Inc.	(217,000)

Net cash used in operating and investing activities	(281,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advance from stockholder	5,202
Payments received on stockholder subscription receivable net of $20,000 in transaction costs	381,063

Net cash provided by financing activities	386,265

Net change in cash and cash equivalents for the period	105,222

Cash and cash equivalents at beginning of period	15,346

Cash and cash equivalents at end of period	$120,568

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended May 31, 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2007 contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

CHANGE IN ACCOUNTING PRINCIPLE
Management has retroactively applied this change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” for the Company’s balance sheet as of February 28, 2006.  The net effect, as of February 28, 2006, of the Company’s election to withdrawl its business development company status pursuant to the Investment Company Act of 1940 was ($797,056) net loss.  As a business development company, the Company’s investment in BDC Partners was not previously audited prior to February 28, 2006.  Management has determined that it is impractical and not cost effective to retroactively apply this change in accounting to the financial statements of BDC Partners prior to February 28, 2006, or to the three interim quarterly financial statements ended May 31, 2006, August 31, 2006 and November 30, 2006, respectively, as allowed per FAS 154 par. 11.  Therefore, the statements of operations and cash flows for the three months ended May 31, 2006 will not be comparative.  However, these prior period financial statements are included in Note 9 to the Company’s financial statements, as originally filed for informational purposes.

 Company Overview

The Company legally dissolved BDC Partners, Inc., a wholly owned subsidiary of DigitalTown, Inc.  and all remaining assets were transferred to and liabilities assumed by DigitalTown, Inc.  Additionally, the Company formed Tiger Media, a new wholly owned subsidiary of DigitalTown, Inc. for the sole purpose of registering all future renewals and purchases of domain names.  For the three months ended May 31, 2007, there was limited activity in this subsidiary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2007

For the three months ended May 31, 2007, the Company incurred a net operating loss of $233,275.  The Company incurred $33,500 of administrative fees for the management of the Company and total salary and payroll expense of $59,729 of which $11,942 was deferred salary expense and stock option expense of $7,962.  The Company also incurred $41,507 of professional fees which included $20,000 paid for April and May retainer fees as part of an agreement signed with Stifel Nicolaus to act as the Company’s financial advisor and exclusive financing agent.  The Company also made a non-cash stock payment of $50,063.  The company’s overall net loss for the three months ended May 31, 2007 was $231,701.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at May 31, 2007 was $15,390, an increase of $6,457 from $8,933 at February 28, 2007.  During the three months ended May 31, 2007, net cash used in operating activities was $111,977 which was primarily due to losses from operations, offset by increases in accounts payable, a non cash stock payment and deferred officer compensation.  Net cash used in investing activities was $22,885 of which $18,929 was used for the renewal of existing and the purchase of additional domain names and $3,956 was used for fixed asset purchases.  The Company entered into an installment agreement with an online services vendor for the renewal of existing domain names and assistance in purchasing additional domain names.  The total amount of the non-interest bearing installment agreement was $214,080.  For the three months ended May 31, 2007, the Company made cash payments of $17,840 on the installment agreement. The balance of $196,240 will be paid in 11 monthly payments of $17,840 for the period of June 2007 to March 2008 and is included in accounts payable on the balance sheet. Net cash provided by financing activities was $141,319 which consisted primarily of payments received on stockholder subscription receivables of $151,969 less $10,650 of advances paid to officer/stockholder.

Our current monthly operating expenses are approximately $60,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivable should be sufficient to enable us to operate for the next 12 months.  The Company signed an agreement with Stifel Nicolaus on April 1, 2007 to act as the Company’s financial advisor and exclusive financing agent for a 12 month period.  The payment terms of the agreement include a monthly fee of $10,000 per month (the “Monthly Fee”),  a contingent placement fee (the “Placement Fee”) equal to 7.0% (700 basis points) of the amount of the equity committed as part of the proposed Financing, plus 5.5% (550 basis points) of the subordinated debt committed as part of the proposed Financing, plus 2.0% (200 basis points) of the senior debt committed as part of the proposed Financing, provided that the Placement Fee will not be less than $700,000.  In addition, warrants to purchase a number of shares of the same security of the Company as is issued in the Financing (or a security with substantially identical terms) such that the aggregate fair market value, as determined in the Financing, of the securities purchasable under the warrants equals 50% of the Placement Fee (the “Warrants”).  The Warrants shall be earned as of, and shall be issued to Stifel Nicolaus or its designated affiliates on, the date of the first closing of the Financing and shall be exercisable at a price of 100% of the price per share as established in the Financing.  We anticipate that any additional financing would be through the sale of our common stock or other equity-based securities.

Critical Accounting Policies

The discussion and analysis of DigitalTown, Inc.’s financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While DigitalTown Inc.’s significant accounting policies are described in more detail in Note 1 to its financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Intangible Assets- Domain Names

The Company is still in the development stage of its web site portal and accordingly, all costs, including license renewals, associated with domain names expected to be utilized in its web site portal have been capitalized.  Since the Company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

As of May 31, 2007, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation and in taking into account the limited number of employees noted in the following paragraph, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2007, the Company issued 22,250 restricted common shares, valued at $50,063, to a Minneapolis based high school for their assistance in initially developing the portal revenue model.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2007 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, INC.
(formerly BDC Capitl, Inc.)

/s/ Richard A. Pomije
Richard A. Pomije, CEO and CFO