Form 10-Q
period 2007-08-31
DigitalTown, Inc.
filed 2007-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

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

There were 25,723,750 shares of the registrant’s common stock outstanding as of October 10, 2007.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and results of operations	14-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19-23

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-12

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2007	February 28, 2007
	(unaudited)	(audited)
Current assets:
Cash	$19,205	$8,933
Other receivable	28	999
Total current assets	19,233	9,932
Property and equipment, net	4,747	1,579
Intangible assets – domain names/website development	682,162	441,558
Total assets	$706,142	$453,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$323,541	$137,144
Advances from stockholders	0	16,354
Accrued expenses:
Accrued payroll	24,796	32,169
Accrued interest	11,156	9,476
Deferred officer compensation	25,750	18,865
Notes payable - stockholder	0	70,000
Total current liabilities	385,243	284,008

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 25,723,750 and 25,701,500 shares issued and outstanding at August 31, 2007 and February 28, 2007, respectively	257,233	257,010
Additional paid-in-capital	15,572,582	14,521,673
Subscription receivable	(2,379,470)	(2,947,470)
Accumulated deficit	(13,129,446)	(11,662,152)
Total stockholders’ equity	320,899	169,061
Total liabilities and stockholders’ equity	$706,142	$453,069

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Six Months
	Ended	Ended
	August 31, 2007 (unaudited)	August 31, 2007 (unaudited)

Operating expenses:
Selling, general and administrative expenses	$1,236,532	$1,469,807
Loss from operations	(1,236,532)	(1,469,807)

Other income (expense)
Interest expense	(280)	(1,680)
Other income	1,219	4,193
Total other income (expense)	939	2,513

Net loss	$(1,235,593)	$(1,467,294)

Loss per common share – basic and diluted	$(0.05)	$(0.06)

Weighted average common shares outstanding – basic and diluted	25,723,750	25,717,704

The accompanying notes are an integral part of these financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended August 31, 2007
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,467,294)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	788
Stock based compensation expense	1,001,069
Non cash stock payment	50,063
Changes in operating assets and liabilities:
Other receivables	971
Prepaid expenses	-
Accounts payable	43,677
Accrued expenses:
Accrued payroll	(7,373)
Accrued interest	1,680
Deferred officer compensation	6,885

Net cash used in operating activities	(369,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,956)
Purchase of intangible asset-web site development	(25,000)
Purchases and renewal of intangible assets – domain names	(72,884)

Net cash used in investing activities	(101,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	(16,354)
Note payable-shareholder	(70,000)
Payments received on stockholder subscription receivables net of $20,000 in transaction costs for the subscription offering initiated in fiscal 2006	568,000

Net cash provided by financing activities	481,646

Net change in cash and cash equivalents	10,272

Cash and cash equivalents, beginning of period	8,933

Cash and cash equivalents, end of period	$19,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-
Non-cash investing and financing activities:
Intangible assets-domain name renewals incurred with accounts payable	$142,720

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

DigitalTown, Inc. (formerly known as BDC Capital, Inc.) (“The Company”) was formed as a Minnesota corporation on April 7, 1982. It was incorporated under the name Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 changed its name to CyberStar Computer Corporation. In 2000, the Company changed its name to eNetpc, Inc. In November 2004, the Company changed its name to BDC Capital, Inc. BDC Capital, Inc. has engaged in the sale of computer components, development of software and resell of major computer brands. The names "BDC Capital, Inc." "we", "our" and "us" used in this report refer to DigitalTown, Inc.

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

The Company has retained a web site development company to create beta sites for its DigitalTown portal and has selected the Minnesota Lake Conference high schools for its initial test.  The eleven high schools in the Lake Conference, ringing Minneapolis and St. Paul, represent more than 22,000 students and hundreds of thousands of alumni and boosters.  The sites will offer a rich menu of free features, from reunion planning and booster organizing tools to video of school activities and athletics which will attract and connect alumni, boosters, students and administrators and deepen their relationships. The spirit sites will launch throughout the fall.

The company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At August 31, 2007, the company had an accumulated deficit of $13,129,446.  Subsequent to August 31, 2007, the company has received cash proceeds totaling approximately $357,250 from its stock subscription receivable.  The company anticipates existing cash, proceeds received to-date as well as expected future proceeds from its stock subscription receivable and any additional financing needed through the sale of its common stock or other equity based securities, will be sufficient to meet its working capital and capital expenditures needs through at least August 31, 2008.

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

Management has retroactively applied this change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” for the Company’s balance sheet as of February 28, 2006.  As a business development company, the Company’s investment in BDC Partners, Inc. was not previously audited prior to February 28, 2006.  Management has determined that it is impractible and not cost effective to retroactively apply this change in accounting to the previously reported  interim financial statements of BDC Capital, Inc. for the three and six months ended August 31, 2006, per SFAS 154 par. 11.  Therefore, the statements of operations for the three and six months ended August 31, 2006 and the statement of cash flows for the six months ended August 31, 2006 will not be comparative.  However, these prior period financial statements are included in Note 9 as originally filed for informational purposes.

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

Intangible Assets – Domain Names/Web Site Development Costs

The Company is still in the development stage of its web site portal and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its web site portal and web site development costs have been capitalized.  Since the Company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.  Since the Company is still in the development stage of its web site portal, no amortization has been recorded for the web site development costs.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names/web site development costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the three months ended August 31, 2007, the Company had no items defined as other comprehensive income (loss).

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans, convertible debt and convertible preferred stock.  Incremental shares attributable to the assumed exercise of stock options and conversion of debt and preferred stock for the three and six months ended August 31, 2007 and August 31, 2006 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000.  Account balances in excess of federally insured limits were $0 at August 31, 2007 and February 28, 2007.  The Company has not experienced any losses in such accounts.

Note 2. Property and Equipment

Property and equipment are as follows:

	August 31, 2007	February 28, 2007
Office equipment and furniture	$477,176	$473,220
Less accumulated depreciation	(457,791)	(457,003
Less impairment of equipment	(14,638)	(14,638
	$4,747	$1,579

Depreciation expense for the three and six months ended August 31, 2007 was $407 and $788, respectively.

Note 3. Notes Payable – Stockholder

On June 18, 2007, the Company paid all interest bearing advances from a stockholder in the amount of $70,000.  The unsecured notes were due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%.  Accrued interest at August 31, 2007 and February 28, 2007 totaled $11,156 and $9,476, respectively.

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

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2007, an aggregate of 5,000,000 shares of common stock may be granted under these plans determined by the board of directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years of employment anniversary.  All options expire five years from the date of grant.

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

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s consolidated financial statements as of and for the three and six months ended August 31, 2007, reflect the impact of SFAS 123(R).  For the three months ended August 31, 2007, the Company granted 292,000 stock options with a calculated fair value of $1,069,400 and recorded related compensation expense of $993,107.  For the six months ended August 31, 2007, the Company had $1,001,069 in stock compensation expense.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the six months ended August 31, 2007 basic loss per common share by 0.04. There remains $131,090 of total unrecognized compensation expense, which is expected to be recognized over future periods.

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

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2007	3,125,000	$1.725	4.50	-
Granted	292,000	$3.662	5.00	-
Canceled or expired	(270,000)	(1.725)	-	-
Exercised	-	-	-	-
Options outstanding - August 31, 2007	3,147,000	$1.905	4.00	$4,232,715
Exercisable at August 31, 2007	3,001,000	$1.905	4.00	$4,036,345

(1) The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

The Company entered into a 5 year lease with a director of the Company for approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $3,650. The Company previously sub-leased from a director of the Company the same space at a monthly rent of $750 renewable monthly.  The Company incurred rent expense to the director for the three months ended August 31, 2007 totaling $7,950.  The Company currently owes $22,525 to the director for rent payments due through August 31, 2007.  This amount is included in accounts payable.

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

As of August 31, 2007 and February 28, 2007, the company has outstanding subscription receivables of $2,379,470 and $2,947,470 respectively.  For the three months ended August 31, 2007, the company collected $416,031 of outstanding subscription receivables.  No interest has been charged on these subscription agreements.  The Company has collected approximately $357,250 of additional outstanding subscription receivables subsequent to August 31, 2007.

Note 9.  Prior Period Financial Statement Presentation

For informational purposes, the following financial statements prepared using the accounting principles for a “business development company”, have been provided:

•	Statement of Operations for the three and six months ended August 31, 2006
•	Statement of Cash Flows for the three months ended August 31, 2006

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
STATEMENT OF OPERATIONS
(unaudited)

	As a Business Development Company	As a Business Development Company
	Three months ended August 31, 2006	Six months ended August 31, 2006
Investment income	$3	$5

Operating Expenses:
Professional fees	12,611	39,386
Administrative expenses	33,019	80,038
Rent	1,125	2,250
Other	1,664	3,997
Interest expense	1,400	2,800

Total Operating expenses	49,819	128,471

Net investment loss	(49,816)	(128,466)

Net change in unrealized appreciation on investment	-	-

Net decrease in net assets resulting from operation	$(49,816)	$(128,466)

Loss per common share – basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding – basic and diluted as restated for the 1 for 75 reverse stock split	5,700,962	5,700,962

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

STATEMENT OF CASH FLOWS
(Unaudited)

As a Business Development Company
Six months ended August 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(128,466)

Changes in operating assets and liabilities:
Prepaid expenses	(2,096)
Accounts payable	(1,239)
Accrued liabilities	2,800
Investment in BDC Partners, Inc.	(257,000)

Net cash used in operating activities	(386,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advance to officer/stockholder	(5,798)
Payments received on stockholder subscription receivable net of $20,000 in transaction costs	407,063

Net cash provided by financing activities	401,265

Net change in cash and cash equivalents for the period	15,246

Cash and cash equivalents at beginning of period	15,346

Cash and cash equivalents at end of period	$30,610

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended August 31, 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2007 contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Company Overview

The Company has applied for membership with the American Stock Exchange and plans to be trading on the exchange by December 2007.  The Company also hired Integrated Corporate Relations (ICR), a leading investor relations and financial communications consultancy, to assist with all aspects of its investor relations program.

On August 1, 2007, Gary Hall joined the DigitalTown Board of Directors.  Mr. Hall currently serves as President of Pringo Networks, a prominent Los Angeles based company fusing social networking and media sharing platforms into cohesive online communities.  Before joining Pringo, Hall was critical in developing Reunion.com into a top ten interface, building broad outreaches in both partnerships and users (currently 26 million) since the company’s inception.  He led all of the company’s online marketing and overall strategic development.  Mr. Hall is still an active owner in Reunion.com.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2007

For the three months ended August 31, 2007, the Company incurred a net operating loss of $1,236,532.  The Company incurred $14,500 of administrative fees for the management of the Company and total salary and payroll expense of $78,713 of which $11,423 was deferred salary expense and stock option expense of $993,107.  The Company also incurred $72,988 of professional fees which included $30,000 paid to Stifel Nicolaus and $7,575 for the analysis and design of 10-12 Beta sites for the DigitalTown portal.  The Company also incurred $24,476 of investor relations expense of which $23,250 pertained to payments made to Integrated Corporate Relations (ICR), the Company’s new investor relations counsel.  The company’s overall net loss for the three months ended August 31, 2007 was $1,235,593.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2007

The Company’s cash position at August 31, 2007 was $19,205, an increase of $10,272 from $8,933 at February 28, 2007.  During the six months ended August 31, 2007, net cash used in operating activities was $369,534 which was primarily due to losses from operations, offset by increases in accounts payable, a non cash stock payment, stock based compensation expense and deferred officer compensation.  Net cash used in investing activities for the six months ending August 31, 2007 was $101,840 of which $72,884 was used for the renewal of existing and the purchase of additional domain names, $25,000 for web site development costs and $3,956 was used for fixed asset purchases.  Tiger Media, a wholly owned subsidiary of DigitalTown, Inc., entered into an installment agreement with an online services vendor for the renewal of existing domain names and assistance in purchasing additional domain names.  The total amount of the non-interest bearing installment agreement was $214,080.  For the six months ended August 31, 2007, DigitalTown, Inc. made cash payments of $71,360 on the installment agreement. The remaining balance of $142,720 will be paid in 8 monthly payments of $17,840 for the period of September 2007 to April 2008 and is included in accounts payable on the consolidated balance sheet and non-cash investing and financing activities on the consolidated statement of cash flows. Net cash provided by financing activities was $481,646 which consisted of payments received on stockholder subscription receivables of $568,000 less the payoff of a $70,000 shareholder note payable and a decrease of $16,354 in advances from officer/stockholder.

Our current monthly operating expenses for the three months ended August 31, 2007, adjusted for non cash stock based compensation of $993,107, was approximately $81,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivable should be sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing would be through the sale of our common stock or other equity-based securities.

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

Intangible Assets- Domain Names/Web Site Development Costs

The Company is still in the development stage of its web site portal and accordingly, all costs, including license renewals, associated with domain names expected to be utilized in its web site portal and web site development costs have been capitalized.  Since the Company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.  Since the Company is still in the development stage of its web site portal, no amortization has been recorded for the web site development costs.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names/web site development costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

As of August 31, 2007, the Company did not have any off-balance sheet investments or hedging investments.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2007 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, INC.
(formerly BDC Capitl, Inc.)

Date: October 15, 2007	/s/ Richard A. Pomije
Richard A. Pomije, CEO and CFO