Form 10-Q/A
period 2007-05-31
DigitalTown, Inc.
filed 2008-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1
FORM 10-Q/A

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

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, which amends the Company’s Form 10-Q originally filed on July 13, 2007, is being filed to record stock options originally granted on May 31, 2007 that were not previously recorded.  The stock options granted were for 150,000 shares of common stock with an exercise price of $2.25 per share and a total fair value of $307,658.  The financial statements and MD & A have been adjusted to reflect this amendment.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-12

Item 2.	Management’s Discussion and Analysis and Plan of Operation	13-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Cash Flows	3
Notes to Financial Statements	4-12

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
 CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31, 2007	February 28, 2007
	(unaudited)	(audited)
Current assets:
Cash	$15,390	$8,933
Other receivable	28	999
Total current assets	15,418	9,932
Property and equipment, net	5,154	1,579
Intangible assets – domain names	656,727	441,558
Total assets	$677,299	$453,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$392,406	$137,144
Advances from stockholders	5,704	16,354
Accrued expenses:
Accrued payroll	20,152	32,169
Accrued interest	10,876	9,476
Deferred officer compensation	30,807	18,865
Notes payable - stockholder	70,000	70,000
Total current liabilities	529,945	284,008

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 25,723,750 and 25,701,500 shares issued and outstanding at May 31, 2007 and February 28, 2007, respectively	257,233	257,010
Additional paid-in-capital	14,887,133	14,521,673
Subscription receivable	(2,795,501)	(2,947,470)
Accumulated deficit	(12,201,511)	(11,662,152)
Total stockholders’ equity	147,354	169,061
Total liabilities and stockholders’ equity	$677,299	$453,069

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended May 31, 2007
(unaudited)

Operating expenses:
Selling, general and administrative expenses	$540,933
Loss from operations	(540,933)

Other income (expense)
Interest expense	(1,400)
Other income	2,974
Total other income (expense)	1,574

Net loss	$(539,359)

Loss per common share – basic and diluted	$(0.02)

Weighted average common shares outstanding – basic and diluted	25,711,658

The accompanying notes are an integral part of these financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

Three months ended May 31, 2007
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(539,359)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	381
Stock based compensation expense	315,620
Non cash stock payment	50,063
Changes in operating assets and liabilities:
Other receivables	971
Prepaid expenses	-
Accounts payable	59,022
Accrued expenses:
Accrued payroll	(12,017)
Accrued interest	1,400
Deferred officer compensation	11,942

Net cash used in operating activities	(111,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,956)
Purchases and renewal of intangible assets – domain names	(18,929)

Net cash used in investing activities	(22,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to officer/stockholder	(10,650)
Payments received on stockholder subscription receivables net of $20,000 in transaction costs for the subscription offering initiated in fiscal 2006	151,969

Net cash provided by financing activities	141,319

Net change in cash and cash equivalents	6,457

Cash and cash equivalents, beginning of period	8,933

Cash and cash equivalents, end of period	$15,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-
Non-cash investing and financing activities:
Intangible assets-domain name renewals incurred with accounts payable	$196,240

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

The company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At May 31, 2007, the company had an accumulated deficit of $12,201,511.  Subsequent to May 31, 2007, the company has received cash proceeds totaling approximately $255,000 from its stock subscription receivable.  The company anticipates existing cash, proceeds received to-date as well as expected future proceeds from its stock subscription receivable and any additional financing needed through the sale of its common stock or other equity based securities, will be sufficient to meet its working capital and capital expenditures needs through at least May 31, 2008.

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

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s consolidated financial statements as of and for the three months ended May 31, 2007, reflect the impact of SFAS 123(R). The Company granted 150,000 and no options, respectively for the three month periods ended May 31, 2007 and 2006.  For the three months ended May 31, 2007, the Company recorded related compensation expense of $315,620. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the May 31, 2007 basic loss per common share by $0.01. There remains $208,990 of total unrecognized compensation expense, which is expected to be recognized over future periods.

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

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2007	3,125,000	$1.725	4.50	-
Granted	150,000	$2.250	2.00	-
Canceled or expired	(270,000)	(1.725)	-	-
Exercised	-	-	-	-
Options outstanding - May 31, 2007	3,005,000	$1.751	4.14	$1,048,745
Exercisable at May 31, 2007	2,880,000	$1.751	4.14	$1,005,120

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

CASH FLOWS FROM FINANCING ACTIVITIES:
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2007

For the three months ended May 31, 2007, the Company incurred a net operating loss of $540,933.  The Company incurred $33,500 of administrative fees for the management of the Company and total salary and payroll expense of $59,729 of which $11,942 was deferred salary expense and stock option expense of $315,620.  The Company also incurred $41,507 of professional fees which included $20,000 paid for April and May retainer fees as part of an agreement signed with Stifel Nicolaus to act as the Company’s financial advisor and exclusive financing agent.  The Company also made a non-cash stock payment of $50,063.  The company’s overall net loss for the three months ended May 31, 2007 was $539,359.

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