Form 10-Q/A
period 2007-08-31
DigitalTown, Inc.
filed 2008-01-14
CIK 1065598

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

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, which amends the Company’s Form 10-Q originally filed on October 15, 2007, is being filed to record stock options originally granted during the three month period ending May 31, 2007 that were not previously recorded.  The stock options granted were for 150,000 shares of common stock with an exercise price of $2.25 per share and a total fair value of $307,658.  The financial statements and MD & A have been adjusted to reflect this amendment.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and results of operations	14-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II

Item 1.	Legal Proceedings	19

Item 1A	Risk Factors	19

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-12

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2007	February 28, 2007
	(unaudited)	(audited)
Current assets:
Cash	$19,205	$8,933
Other receivable	28	999
Total current assets	19,233	9,932
Property and equipment, net	4,747	1,579
Intangible assets – domain names/website development	682,162	441,558
Total assets	$706,142	$453,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$323,541	$137,144
Advances from stockholders	0	16,354
Accrued expenses:
Accrued payroll	24,796	32,169
Accrued interest	11,156	9,476
Deferred officer compensation	25,750	18,865
Notes payable – stockholder	0	70,000
Total current liabilities	385,243	284,008

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 25,723,750 and 25,701,500 shares issued and outstanding at August 31, 2007 and February 28, 2007, respectively	257,233	257,010
Additional paid-in-capital	15,880,240	14,521,673
Subscription receivable	(2,379,470)	(2,947,470)
Accumulated deficit	(13,437,104)	(11,662,152)
Total stockholders’ equity	320,899	169,061
Total liabilities and stockholders’ equity	$706,142	$453,069

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31, 2007	Six Months Ended August 31, 2007
	(unaudited)	(unaudited)

Operating expenses:
Selling, general and administrative expenses	$1,236,532	$1,777,465
Loss from operations	(1,236,532)	(1,777,465)
Other income (expense)
Interest expense	(280)	(1,680)
Other income	1,219	4,193
Total other income (expense)	939	2,513

Net loss	$(1,235,593)	$(1,774,952)

Loss per common share – basic and diluted	$(0.05)	$(0.07)

Weighted average common shares outstanding – basic and diluted	25,723,750	25,717,704

The accompanying notes are an integral part of these financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

Six months ended August 31, 2007
(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,774,952)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	788
Stock based compensation expense	1,308,727
Non cash stock payment	50,063
Changes in operating assets and liabilities:
Other receivables	971
Prepaid expenses	-
Accounts payable	43,677
Accrued expenses:
Accrued payroll	(7,373)
Accrued interest	1,680
Deferred officer compensation	6,885

Net cash used in operating activities	(369,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,956)
Purchase of intangible asset-web site development	(25,000)
Purchases and renewal of intangible assets – domain names	(72,884)

Net cash used in investing activities	(101,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	(16,354)
Note payable-shareholder	(70,000)
Payments received on stockholder subscription receivables net of $20,000 in transaction costs for the subscription offering initiated in fiscal 2006	568,000

Net cash provided by financing activities	481,646

Net change in cash and cash equivalents	10,272

Cash and cash equivalents, beginning of period	8,933

Cash and cash equivalents, end of period	$19,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash payments for interest	$-
Non-cash investing and financing activities:
Intangible assets-domain name renewals incurred with accounts payable	$142,720

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

DigitalTown, Inc. (formerly known as BDC Capital, Inc.) (“The Company”) is an operating company that develops online local communities and social networking portals.  It originally was formed as a Minnesota corporation on April 7, 1982. It was incorporated under the name Command Small Computer Learning Center, Inc., a computer training company. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 changed its name to CyberStar Computer Corporation. In 2000, the Company changed its name to eNetpc, Inc. In November 2004, the Company changed its name to BDC Capital, Inc. BDC Capital, Inc. has engaged in the sale of computer components, development of software and resell of major computer brands. The names "BDC Capital, Inc." "we", "our" and "us" used in this report refer to DigitalTown, Inc.

On December 10, 2004, the Company’s Board of Directors elected to be regulated as a business development company (BDC) as outlined in the Investment Company Act of 1940 by filing a Form NT-54A.  As a BDC, the Company planned to focus on current opportunities available to this attractive business model in the somewhat uncertain economic times.

On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status as its business plan evolved into becoming an operating entity to develope a multiple-site online social-networking community portal through the internet.  As part of that plan, the Company changed its name to DigitalTown, Inc. effective March 1, 2007.  The Company is currently developing the DigitalTown portal which will connect 27,000 local online spirit sites formed around a town and its high school.  The Company owns the domains associated with all these communities.  This portal, when complete, will include features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, a wide range of high school activities such as music, drama and athletics, personal profiles, photo, video and music sharing and timely community news.  The Company is currently developing a revenue model associated with the use of the DigitalTown portal.

The Company has retained a web site development company to create beta sites for its DigitalTown portal and has selected the Minnesota Lake Conference high schools for its initial test.  The eleven high schools in the Lake Conference, ringing Minneapolis and St. Paul, represent more than 22,000 students and hundreds of thousands of alumni and boosters.  The sites will offer a rich menu of free features, from reunion planning and booster organizing tools to videos of school activities and athletics which will attract and connect alumni, boosters, students and administrators and deepen their relationships. The spirit sites will launch throughout the fall.

The company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At August 31, 2007, the company had an accumulated deficit of $13,437,104.  Subsequent to August 31, 2007, the company has received cash proceeds totaling approximately $454,250 from its stock subscription receivable.  The company anticipates existing cash, proceeds received to-date as well as expected future proceeds from its stock subscription receivable and any additional financing needed through the sale of its common stock or other equity based securities, will be sufficient to meet its working capital and capital expenditures needs through at least August 31, 2008.

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

Intangible Assets – Domain Names/Web Site Development Costs

The Company is still in the development stage of its web site portal, and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its web site portal and web site development costs have been capitalized.  Since the Company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.  Additionally, since the Company is still in the development stage of its web site portal, no amortization has been recorded for the web site development costs.

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

Note 2. Property and Equipment

Property and equipment are as follows:

	August 31, 2007	February 28, 2007
Office equipment and furniture	$477,176	$473,220
Less accumulated depreciation	(457,791)	(457,003)
Less impairment of equipment	(14,638)	(14,638)
	$4,747	$1,579

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

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to and after the adoption of SFAS No. 123(R) has been estimated using a Black-Scholes Merton option pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant.

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

The Company’s consolidated financial statements as of and for the three and six months ended August 31, 2007, reflect the impact of SFAS 123(R).  For the three months ended August 31, 2007, the Company granted 292,000 stock options with a per option fair value of $3.64 and recorded related compensation expense of $993,107.  For the six months ended August 31, 2007, the Company has recorded $1,308,727 in stock compensation expense.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the six months ended August 31, 2007 basic loss per common share by $0.05. There remains $131,090 of total unrecognized compensation expense, which is expected to be recognized over future periods.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2007	3,125,000	$1.725	4.50	-
Granted	442,000	$3.101	3.98	-
Canceled or expired	(270,000)	(1.725)	-	-
Exercised	-	-	-	-
Options outstanding - August 31, 2007	3,297,000	$1.909	4.00	$4,421,277
Exercisable at August 31, 2007	3,181,000	$1.903	4.00	$4,284,807

(1) The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

The Company entered into a 5 year lease with a director of the Company for approximately 1,000 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $3,650. The Company previously sub-leased from a director of the Company the same space at a monthly rent of $750 renewable monthly.  The Company incurred rent expense to the director for the three and six months ended August 31, 2007 totaling $7,950 and $15,900, respectively.  The Company currently owes $22,525 to the director for rent payments due through August 31, 2007.  This amount is included in accounts payable.

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

As of August 31, 2007 and February 28, 2007, the Company has outstanding subscription receivables of $2,379,470 and $2,947,470 respectively.  For the three months ended August 31, 2007, the Company collected $416,031 of outstanding subscription receivables.  No interest has been charged on these subscription agreements.  The Company has collected approximately $454,250 of additional outstanding subscription receivables subsequent to August 31, 2007.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months and six ended August 31, 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2007, contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

CHANGE IN ACCOUNTING PRINCIPLE

Management has retroactively applied this change in accounting principle in accordance with Statement of Financial Accounting Standards No. 154, “Accounting for Changes and Error Corrections” for the Company’s balance sheet as of February 28, 2006.  The net effect, as of February 28, 2006, of the Company’s election to withdrawal its business development company status pursuant to the Investment Company Act of 1940 was ($797,056) net loss.  As a business development company, the Company’s investment in BDC Partners was not previously audited prior to February 28, 2006.  Management has determined that it is impractical and not cost effective to retroactively apply this change in accounting to the financial statements of BDC Partners prior to February 28, 2006, or to the three interim quarterly financial statements ended May 31, 2006, August 31, 2006 and November 30, 2006, respectively, as allowed per FAS 154 par. 11.  Therefore, the statements of operations and cash flows for the three and six months ended August 31, 2006 will not be comparative.  However, these prior period financial statements are included in Note 9 to the Company’s financial statements, as originally filed for informational purposes.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED AUGUST 31, 2007

For the three months ended August 31, 2007, the Company incurred selling, general and administrative expenses of $1,236,532.  The Company incurred $14,500 of administrative fees for the management of the Company and total salary and payroll expense of $78,713 of which $11,423 was deferred salary expense and stock option expense of $993,107.  The Company also incurred $72,988 of professional fees which included $30,000 for investment advisory services and $7,575 for the analysis and design of 10-12 Beta sites for the DigitalTown portal.  The Company also incurred $24,476 of investor relations expense which included $23,250 for investor relations consulting services.  The Company’s overall net loss for the three months ended August 31, 2007 was $1,235,593.

For the six months ended August 31, 2007, the Company incurred selling, general and administrative expense of $1,777,465.  The main component of this expense related to $1,616,385 in stock-based compensation issued to officers, employees, directors and consultants.  Our net loss for the six months ended August 31, 2007 was $1,774,952.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2007

The Company’s cash position at August 31, 2007 was $19,205, an increase of $10,272 from $8,933 at February 28, 2007.  During the six months ended August 31, 2007, net cash used in operating activities was $369,534 which was primarily due to losses from operations, offset by increases in accounts payable, a non cash stock payment, stock based compensation expense and deferred officer compensation.  Net cash used in investing activities for the six months ended August 31, 2007 was $101,840 of which $72,884 was used for the renewal of existing and the purchase of additional domain names, $25,000 for web site development costs and $3,956 was used for fixed asset purchases.  Tiger Media, a wholly owned subsidiary of DigitalTown, Inc., entered into an installment agreement in May 2007 with an online services vendor for the renewal of existing domain names and assistance in purchasing additional domain names.  The total amount of the non-interest bearing installment agreement was $214,080.  For the six months ended August 31, 2007, DigitalTown, Inc. made cash payments of $71,360 on the installment agreement. The remaining balance of $142,720 will be paid in 8 monthly payments of $17,840 for the period of September 2007 to April 2008 and is included in accounts payable on the consolidated balance sheet and non-cash investing and financing activities on the consolidated statement of cash flows. Net cash provided by financing activities was $481,646 which consisted of payments received on stockholder subscription receivables of $568,000 less the payoff of a $70,000 shareholder note payable and repayment of $16,354 in advances from officer/stockholder.

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

Intangible Assets- Domain Names/Web Site Development Costs

The Company is still in the development stage of its web site portal, and accordingly, all costs, including license renewals, associated with domain names expected to be utilized in its web site portal and web site development costs have been capitalized.  Since the Company is still in the development stage of its web site portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.  Additionally, since the Company is still in the development stage of its web site portal, no amortization has been recorded for the web site development costs.

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

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on forward-looking statements. DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

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

Dated: January 14, 2008

/s/ Richard A. Pomije
Richard A. Pomije, CEO and CFO