Form 10-Q
period 2007-11-30
DigitalTown, Inc.
filed 2008-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

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

There were 27,062,000 shares of the registrant’s common stock outstanding as of January 7, 2008.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page
Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-11

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
 CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2007	February 28, 2007
	(unaudited)	(audited)
Current assets:
Cash	$153,456	$8,933
Other receivable	28	999
Total current assets	153,484	9,932
Property and equipment, net	4,340	1,579
Intangible assets – domain names/website development	730,756	441,558
Total assets	$888,580	$453,069

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$266,274	$137,144
Advances from stockholders	0	16,354
Accrued expenses:
Accrued payroll	18,731	32,169
Accrued interest	11,156	9,476
Deferred officer compensation	0	18,865
Notes payable – stockholder	0	70,000
Total current liabilities	296,161	284,008

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,037,000 and 25,701,500 shares issued and outstanding at November 30, 2007 and February 28, 2007, respectively	270,365	257,010
Additional paid-in-capital	19,486,546	14,521,673
Subscription receivable	(5,130,220)	(2,947,470)
Accumulated deficit	(14,034,272)	(11,662,152)
Total stockholders’ equity	592,419	169,061
Total liabilities and stockholders’ equity	$888,580	$453,069

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating expenses:
Selling, general and administrative expenses	$598,182	$5,348,597	$2,375,648	$5,563,900

Loss from operations	(598,182)	(5,348,597)	(2,375,648)	(5,563,900)

Other income (expense)
Interest expense	0	(1,400)	(1,680)	(4,200)
Other income	1,014	398	5,208	1,253
Total other income (expense)	1,014	(1,002)	3,528	(2,947)

Net loss	$(597,168)	$(5,349,599)	$(2,372,120)	$(5,566,847)

Loss per common share – basic and diluted	$(0.02)	$(0.31)	$(0.09)	$(0.59)

Weighted average common shares outstanding – basic and diluted	26,546,335	17,129,533	25,992,965	9,500,517

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine months ended November 30, 2007	Nine months ended November 30, 2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,372,120)	$(5,566,847)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,195	889
Stock based compensation expense	1,645,040	5,149,484
Non cash stock payments for services	50,063	-
Changes in operating assets and liabilities:
Other receivables	971	-
Prepaid expenses	-	2,019
Accounts payable	90,895	26,379
Accrued expenses:
Accrued payroll	(13,438)	4,136
Accrued interest	1,680	4,200
Deferred officer compensation	(18,865)	33,000

Net cash used in operating activities	(614,579)	(346,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,956)	-
Purchase of intangible asset-website development	(72,540)	-
Purchases and renewal of intangible assets – domain names	(145,298)	(220,666)

Net cash used in investing activities	(221,794)	(220,666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	(16,354)	15,556
Note payable-shareholder	(70,000)	-
Payments received on stockholder subscription receivables	1,067,250	545,280

Net cash provided by financing activities	980,896	560,836

Net change in cash and cash equivalents	144,523	(6,570)

Cash and cash equivalents, beginning of period	8,933	17,765

Cash and cash equivalents, end of period	$153,456	$11,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Intangible assets-domain name renewals incurred with accounts payable	$71,360	$-
Common stock issued in lieu of rent payments owed a director of the Company included in Accounts Payable	$(33,125)	$-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company currently is developing the DigitalTown social-networking portal which will connect approximately 27,000 local online spirit sites formed around a town and its high school.  The Company owns the domains associated with all of these communities.  This portal, when complete, will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters,  personal profiles, photo, video and music sharing and timely community news.  The Company currently is developing a service-and-product revenue model associated with the use of the DigitalTown portal.

The Company is working with website development and hosting companies and proven application service providers to create beta sites for its DigitalTown portal. These viral sites will offer a rich menu of free features, from reunion planning and booster organizing tools, notification systems, and applications to create information about school and community activities which will attract and connect alumni, boosters, students and administrators and deepen their relationships.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At November 30, 2007, the Company had an accumulated deficit of $14,034,272.  Subsequent to November 30, 2007, the Company has received cash proceeds totaling approximately $50,000 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least November 30, 2008.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Principles of Consolidation

The Company files consolidated financial statements that include its controlled Subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Intangible Assets – Domain Names/WebSite Development Costs

The Company is still in the development stage of its website portal, and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its website portal and website development costs have been capitalized.  Since the Company is still in the development stage of its website portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.  Additionally, since the Company is still in the development stage of its website portal, no amortization has been recorded for the website development costs.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names/website development costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the three and nine months ended November 30, 2007 and 2006, the Company had no items defined as other comprehensive income (loss).

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding per share adjusted for the incremental shares attributed to outstanding stock options under the Company's stock option plans and convertible debt. Incremental shares attributable to the assumed exercise of stock options and conversion of debt for the three and nine months ended November 30, 2007 and November 30, 2006 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

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

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000.  Account balances in excess of federally insured limits were $30,061 at November 30, 2007 and  $0 at February 28, 2007.  The Company has not experienced any losses in such accounts.

Note 2. Property and Equipment

Property and equipment are as follows:

	November 30, 2007	February 28, 2007
Office equipment and furniture	$477,176	$473,220
Less accumulated depreciation	(458,198)	(457,003)
Less impairment of equipment	(14,638)	(14,638)
	$4,340	$1,579

Depreciation expense for the three and nine months ended November 30, 2007 was $407 and $1,195, respectively.

Note 3. Intangible Assets

Intangible assets are as follows:

	November 30, 2007	February 28, 2007
Domain names	$658,216	$441,558
Website development	72,540	-
Less accumulated amortization	-	-
	$730,756	$441,558

Since the Company is still in the development stage of its website portal and the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

Note 4. Notes Payable – Stockholder

On June 18, 2007, the Company paid all interest bearing advances from a stockholder in the amount of $70,000.  The unsecured notes were due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%.  Outstanding accrued interest owed on these advances was not paid on June 18, 2007 and remains a debt of the Company.  Accrued interest at November 30, 2007 and February 28, 2007 totaled $11,156 and $9,476, respectively.

Note 5. Stockholders Equity

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the balance due on their subscription agreements.  As of November 30, 2007, a total of 827,092 shares had been sold and transferred to the new purchaser and the proceeds of $1,842,108 was due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of November 30, 2007, the entire $620,319 has been paid to the Company and has reduced their stock subscription receivable.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2005 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for sales that occurred through November 30, 2007.  As of January 14, 2008, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable at November 30, 2007.  The Company will record those future cash receipts to Additional Paid in Capital when received.

On October 5, 2007, the Company issued 13,250 restricted common shares at a price of $2.50 per share, valued at $33,125, to a director of the Company, for payment of outstanding rent charges included in accounts payable for the period of December 16, 2006 through December 31, 2007.

On October 5, 2007, the Company issued 1,300,000 restricted common shares at a price of $2.50 per share, valued at $3,250,000 in exchange for stock subscription agreements (see further details in note 9).

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

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2007, an aggregate of 5,000,000 shares of common stock may be granted under these plans determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years of employment anniversary.  All options expire either two or five years from the date of grant.

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

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).  SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations. The adoption of SFAS 123 (R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation. The relevant interpretive guidance of Staff Accounting Bulletin 107 was applied in connection with its implementation and adoption of SFAS 123 (R).  The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

The Company’s consolidated financial statements as of and for the three and nine months ended November 30, 2007, reflect the impact of SFAS 123(R).  For the three months ended November 30, 2007, the Company granted 130,000 stock options with an average per option fair value of $2.27 and recorded related compensation expense of $336,314.  For the nine months ended November 30, 2007, the Company has recorded $1,645,040 in stock compensation expense.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the nine months ended November 30, 2007 basic loss per common share by $0.06. There remains $73,955 of total unrecognized compensation expense, which is expected to be recognized over future periods through November 30, 2008.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2007	3,125,000	$1.725	3.75	-
Granted	572,000	$2.912	4.50	-
Canceled or expired	(270,000)	$(1.725)	3.75	-
Exercised	-	-	-	-
Options outstanding - November 30, 2007	3,427,000	$1.944	4.00	$3,961,530
Exercisable at November 30, 2007	3,303,872	$1.923	4.00	$3,889,038

(1) The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a 5 year lease with a director of the Company for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $3,650. The Company previously sub-leased from a director of the Company the 1,000 square feet of space at the same location at a monthly rent of $750 renewable monthly.  The Company incurred rent expense to the director for the three and nine months ended November 30, 2007 totaling $7,950 and $23,850, respectively.  On October 5, 2007, the Company issued 13,250 restricted common shares, valued at $33,125, to the director for rent payments due for the period of December 16, 2006 through December 31, 2007.

Future payments for fiscal years ending:

2008-remaining	$7,950
2009	31,800
2010	31,800
2011	31,800
2012	25,175
$128,525

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

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share.  Significant terms of the subscription agreement are as follows:
•	The price per share of $2.50 was based on the closing price on October 4, 2007.
•	At 24 months, 1/36 payments are due monthly.
•
The Company, at its option, may call up to 1/12 of the gross receivable per month if the preceding 30 day average trading price is at or above $7.00 a share with minimum trading volume of 5,000 shares per day.

•
If the purchaser sells these common shares, the purchaser shall be entitled to an amount equal to 200% of the original purchase price of each share and the Company shall be entitled to 50% of any additional net sales proceeds of the stock.

As of November 30, 2007 and February 28, 2007, the Company has outstanding subscription receivables of $5,130,220 and $2,947,470 respectively.  For the three months ended November 30, 2007, the Company collected $499,250 of outstanding subscription receivables.  No interest has been charged on these subscription agreements.  The Company has collected approximately $45,000 of additional outstanding subscription receivables subsequent to November 30, 2007.

The following table summarizes information about the stock subscription receivable:

Receivable balance at February 28, 2007	$2,947,470
Cash collected from March 1, 2007 to November 30, 2007	(1,067,250)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at November 30, 2007	$5,130,220

2006 subscriptions	$1,880,220
October 5, 2007 subscriptions	3,250,000
$5,130,220

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended November 30, 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2007, contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

The Company currently is developing the DigitalTown social-networking portal which will connect approximately 27,000 local online spirit sites formed around a town and its high school.  The Company owns the domains associated with all of these communities.  This portal, when complete, will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters,  personal profiles, photo, video and music sharing and timely community news.  The Company currently is developing a service-and-product revenue model associated with the use of the DigitalTown portal.

The Company is working with website development and hosting companies and proven application service providers to create beta sites for its DigitalTown portal. These viral sites will offer a rich menu of free features, from reunion planning and booster organizing tools, notification systems,  and applications to create information about school and community activities which will attract and connect alumni, boosters, students and administrators and deepen their relationships.

The Company has applied for membership with the American Stock Exchange.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2007 and 2006

Selling, general and administrative expenses for the current three months decreased by $4,750,415 to $598,182 and this was primarily due to a $4,813,170 reduction of stock option expense.  Excluding stock compensation expense for the two comparable quarters, selling, general, and administrative expenses were $261,868 for the three months ended November 30, 2007 compared to $199,113 for the three months ended November 30, 2006.  The increase in selling, general, and administrative expenses of $62,755 for the two comparable quarters was primarily due to increases in investor relations expense and filing fees related to the Company’s application for membership with the American Stock Exchange.  The Company’s overall net loss for the current three months decreased by $4,752,431 to $597,168.

NINE MONTHS ENDED NOVEMBER 30, 2007 and 2006

Selling, general and administrative expenses for the current nine months decreased by $3,188,252 to $2,375,648 and this was primarily due to a $3,504,444 reduction of stock option expense.  Excluding stock compensation expense for the two comparable periods, selling, general, and administrative  expenses were $730,608 for the nine months ended November 30, 2007 compared to $414,416 for the nine months ended November 30, 2006.  The increase in selling, general, and administrative expenses of $316,192 for the two comparable periods was primarily due to increases in investor relations expense, filing fees related to the Company’s application for membership with the American Stock Exchange, payroll expense and professional fees.  The Company’s overall net loss for the current nine months decreased by $3,194,727 to $2,372,120.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2007

The Company’s cash position at November 30, 2007 was $153,456, an increase of $144,523 from $8,933 at February 28, 2007.  During the nine months ended November 30, 2007, net cash used in operating activities was $614,579 which was primarily due to losses from operations, offset by non cash stock payments and stock based compensation expense along with an increase in accounts payable.  Net cash used in investing activities for the nine months ended November 30, 2007 was $221,794 of which $145,298 was used for the renewal of existing and the purchase of additional domain names, $72,540 for website development costs and $3,956 was used for fixed asset purchases.  Tiger Media, a wholly owned subsidiary of DigitalTown, Inc., entered into an installment agreement in May 2007 with an online services vendor for the renewal of existing domain names and assistance in purchasing additional domain names.  The total amount of the non-interest bearing installment agreement was $214,080.  For the nine months ended November 30, 2007, DigitalTown, Inc. made cash payments of $142,720 on the installment agreement. The remaining balance of $71,360 will be paid in 4 monthly payments of $17,840 for the period of December 2007 to April 2008 and is included in accounts payable on the consolidated balance sheet and non-cash investing and financing activities on the consolidated statement of cash flows. Net cash provided by financing activities for the nine months ended November 30, 2007 was $980,896 which consisted of payments received on stockholder subscription receivables of $1,067,250 less the payoff of a $70,000 shareholder note payable and $16,354 of advances to officer/stockholder.

Our current monthly operating expenses for the three months ended November 30, 2007, adjusted for non cash stock based compensation of $336,314, was approximately $87,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing would be through the sale of our common stock or other equity-based securities.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While DigitalTown Inc.’s significant accounting policies are described in more detail in Note 1 to its financial statements and year-end 10-K filed for February 28, 2007, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Intangible Assets- Domain Names/Website Development Costs

The Company is still in the development stage of its website portal, and accordingly, all costs, including license renewals, associated with domain names expected to be utilized in its website portal and website development costs have been capitalized.  Since the Company is still in the development stage of its website portal and the ownership of these domain names can be renewed at a nominal fee prior to their expiration date, the useful life of the domain names are deemed to be indefinite and no amortization will be recorded.  Additionally, since the Company is still in the development stage of its website portal, no amortization has been recorded for the website development costs.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names/website development costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

As of November 30, 2007, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”))to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation and in taking into account the limited number of employees noted in the following paragraph, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

On October 5, 2007, the Company issued 13,250 restricted common shares at a price of $2.50 per share, valued at $33,125, to a director of the Company, for payment of outstanding rent charges for the period of December 16, 2006 through December 31, 2007.

On October 5, 2007, the Company issued 1,300,000 restricted common shares at a price of $2.50 per share, valued at $3,250,000 in exchange for stock subscription agreements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2007 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a)	Included
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32.1	Certification of Chief Executive Officer under Section 1350	Included
32.2	Certification of Chief Financial Officer under Section 1350	Included

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

/s/ Paul R. Gramstad
Paul R. Gramstad, CFO