Form 10-Q/A
period 2007-05-31
DigitalTown, Inc.
filed 2008-01-24
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.2
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

PURPOSE OF AMENDMENT NO. 2

The purpose of this Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2007, which amends the Company’s Form 10-Q/A, Amendment No. 1 as filed with the Securities and Exchange Commission on January 14, 2008, is to amend the signature date of Form 10-Q/A, Amendment No. 1 and the signature date of Exhibits 31 and 32 to Form 10-Q/A, Amendment No. 1.  The signature date should read “January 14, 2008”, the date that Form 10-Q/A, Amendment No. 1 was originally filed with the Securities and Exchange Commission.

Except for the item described above, no other information in the Company’s Form 10-Q/A, Amendment No. 1 is amended hereby, and this amendment does not reflect events occurring after the Form 10-Q/A, Amendment No. 1 filing or modify or update those disclosures affected by subsequent events.  Accordingly, this Form 10-Q/A includes only the updated signature page and certification pages, and should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the Original Filing.

ii

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, INC.
(formerly BDC Capitl, Inc.)

Dated: January 14, 2008

/s/ Richard A. Pomije
Richard A. Pomije, CEO and CFO