Form 10-K
period 2008-02-29
DigitalTown, Inc.
filed 2008-05-27
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2008

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
[X] Yes                                [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |___|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes                                [X] No

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $ 22,782,541as of the last day of the Company’s most recently completed fourth fiscal quarter, when the last reported sales price was $ 2.30.

There were 27,083,290 shares of the registrant’s common stock outstanding as of May 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

ii

iii

PART I

ITEM 1.   BUSINESS

GENERAL

The Company plans to form an Interactive Media Group Advisory Board made up of proven industry leaders along with representation from the Company’s current board.  The Interactive Media Group Advisory Board, once formed, will actively seek a west coast management company to oversee the design and development of its DigitalTown social-networking portal.  This portal, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the domains associated with all of these communities.

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

Current Intellectual Property of DigitalTown, Inc.

PC Related domains:  BuildtoOrderPc series, including Laptopcomputers.com and Notebookcomputers.com.

GoSchools.com domains:   Specializing in High School domain names.

EMPLOYEES

As of May 5, 2008, DigitalTown, Inc. has three employees.  The Company’s employees are not represented by a union.  The Company considers its relations with its employees to be outstanding.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  The loss for the years ended February 29, 2008 and February 28, 2007 was $2,694,879 and $5,741,747 respectively and future losses are likely to occur.  Our accumulated deficit at February 29, 2008 is $14,357,031. As of February 29, 2008, there exists positive working capital of $11,549. We have negative cash flows from operations of $803,252. Accordingly, we may experience liquidity and cash flow problems if we are not able to collect on our stock subscription receivables as needed or raise additional capital on acceptable terms.  No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses are approximately $73,000 per month.  We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months.

We May Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing through collections on outstanding subscription receivables to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock.  We will need to raise additional capital to fund our anticipated operating expenses and future development, design and launching of portals for each school website.  We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater).  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  It is the Company’s desire to have its common stock traded on a national exchange.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Richard Pomije, our Chairman, President, Chief Executive Officer and Secretary/Treasurer.  We cannot assure you that we would be able to find an appropriate replacement for him or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have an employment agreement with Mr. Pomije, nor do we presently maintain key-man life insurance policies on him.

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

ITEM 2.  PROPERTIES

DigitalTown, Inc. leases from a director of the Company approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The future rent obligations of this lease as of February 29, 2008 totaled $120,575.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 29, 2008 and February 28, 2007.

Fiscal Year 2008	Low	High
First Quarter	$1.70	$3.05
Second Quarter	2.35	5.35
Third Quarter	2.25	3.50
Fourth Quarter	2.00	3.50

Fiscal Year 2007	Low	High
First Quarter	$1.18	$2.53
Second Quarter	1.12	2.25
Third Quarter	7.00	1.50
Fourth Quarter	1.50	2.70

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. Additionally, the per share lows and highs included in this table have been retroactively restated to reflect the reverse stock split of 75 to 1 on October 4, 2006.  As of May 22, 2008, there were approximately 106 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 29, 2008 and February 28, 2007 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 29,	February 28,
Balance Sheet Data	2008	2007
Total Assets	$746,620	$453,069
Total Liabilities	126,140	284,008
Stockholders’ Equity	620,480	169,061

Operating Statement Data	For the year ended February 29, 2008		For the year ended February 28, 2007
Operating expenses		$2,696,010		$5,740,928
Loss from operations		(2,696,010)		(5,740,928)
Other income (expense), net		1,131		(819)
Net loss	$	(2,694,879)	$	(5,741,747)

Loss per common share-basic and diluted		$(0.10)		$(0.42)
Weighted average shares outstanding-basic and diluted		26,035,952		13,537,116

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 29, 2008 and February 28, 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K for the year ended February 29, 2008 contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

The Company plans to form an Interactive Media Group Advisory Board made up of proven industry leaders along with representation from the Company’s current board.  The Interactive Media Group Advisory Board, once formed, will actively seek a west coast management company to oversee the design and development of its DigitalTown social-networking portal.  This portal, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the domains associated with all of these communities.

Due to extenuating circumstances, the Company has withdrawn its application, which was applied for during the second quarter, for membership with the American Stock Exchange.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Selling, general and administrative expenses for the year ended February 29, 2008 decreased by $3,044,918 to $2,696,010 and this was primarily due to a $3,372,762 reduction of stock option expense compared to the year ended February 28, 2007.  Excluding stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $895,199 for the year ended February 29, 2008 compared to $567,355 for the year ended February 28, 2007.  The increase in selling, general, and administrative expenses of $327,844 for the two comparable periods was primarily due to increases in professional fees, payroll expense, investor relations expense and occupancy expense.  The Company’s overall net loss for the year ended February 29, 2008 decreased by $3,046,868 to $2,694,879 compared to the year ended February 28, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 29, 2008 was $67,161, an increase of $58,228 from $8,933 at February 28, 2007.  During the year ended February 29, 2008, net cash used in operating activities was $803,252 which was primarily due to losses from operations, an increase in other receivables and a decrease of deferred officer compensation and accrued payroll, offset by intangible asset impairment charge, stock based compensation expense and non-cash stock expense along with an increase in accounts payable.  Net cash used in investing activities for the year ended February 29, 2008 was $261,966 of which $181,653 was used for the renewal of existing and the purchase of additional domain names, $72,540 for website development costs and $7,773 was used for property and equipment purchases.  Tiger Media, a wholly owned subsidiary of DigitalTown, Inc., entered into an installment agreement in May 2007 with an online services vendor for the renewal of existing domain names and assistance in purchasing additional domain names.  The total amount of the non-interest bearing installment agreement was $214,080.  For the year ended February 29, 2008, DigitalTown, Inc. made cash payments of $178,400 on the installment agreement. The remaining balance of $31,122 will be paid in March and April 2008 and is included in accounts payable on the consolidated balance sheet and non-cash investing and financing activities on the consolidated statement of cash flows. Net cash provided by financing activities for the year ended February 29, 2008 was $1,123,446 which consisted of payments received on stockholder subscription receivables of $1,166,675 and exercise of stock options of $43,125 less the payoff of a $70,000 shareholder note payable and $16,354 of advances from officer/stockholder.

Monthly cash operating expenses for the year ended February 29, 2008, was approximately $73,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing would be through the sale of our common stock or other equity-based securities.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Intangible Assets- Domain Names/Website Development Costs

The Company is in the development stage of its website portal, and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its website portal and website development costs have been capitalized.  Since the ownership of these domain names can be renewed at a nominal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.  Amortization for any capitalized website development costs will start once a revenue generating site is in service.

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

Stock Based Compensation

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” applying the modified prospective method.  This standard requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values unless a fair value is not reasonably estimable.  The fair value of the Company’s stock options issued under the requirements of SFAS No. 123(R) have been estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The Company adopted SFAS No. 159 effective January 1, 2008 and has not elected the permitted fair value measurement provisions of SFAS No. 159 for any additional items as of March 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009.  SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company’s financial statements and in its financial position represents the potential loss arising from adverse changes in interest rates.  This risk is low as the Company has very limited debt and has no third-party debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	23

Consolidated Financial Statements:
Consolidated Balance Sheets	24
Consolidated Statements of Operations	25
Consolidated Statements of Stockholders' Equity	26
Consolidated Statements of Cash Flows	27
Consolidated Notes to Financial Statements	28-38

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Such information is accumulated by management, including our Chief Executive Officer and contract Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of February 29, 2008, our management, with the participation of our Chief Executive Officer and contract Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and contract Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of February 29, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of February 29, 2008, our Chief Executive Officer and contract Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America ("GAAP").

Report of Management on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a set of processes designed by, or under the supervision of, the Company's CEO and contract CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's management, including the Company's CEO and contract CFO, the Company conducted an assessment of the effectiveness of its internal control over financial reporting based on criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of February 29, 2008.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at February 29, 2008:

Managements internal control system, like many small start-up companies, was dependant entirely on the founders. As such it had the inherent flaws of lack of segregation of duties and being subject to time constraints of an ever expanding set of demands that are part of growing a business. Consequently, management did not maintain effective control relating to the quarter end closing and financial reporting process in adequately preparing account reconciliations (stock option activity). Additionally, the Company had insufficient internal personnel resources and technical accounting and reporting expertise within the Company's financial closing and reporting functions.

Due to our small size, the Company did not maintain effective control to assure segregation as the same employee was responsible for initiating and recording of transactions, thereby creating the segregation of duties weakness.

As a result of the material weaknesses described above, management has concluded that, as of February 29, 2008, the Company's internal control over financial reporting was not effective based on the criteria in "Internal Control-Integrated Framework" issued by COSO. This annual filing does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent  registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual filing.

The Company intends to, and has already begun to initiate measures to remediate the identified material weaknesses through various means including, but not necessarily limited to, the following:

Applying a more rigorous review of the quarterly close processes by the contract CFO to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained.

During the fiscal quarter ended February 29, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Richard A. Pomije	53	Chairman, President, CEO & Secretary/Treasurer
Paul R. Gramstad (1)	47	CFO
Mike W. Davis (2)		CTO
Jeff Mills	46	Director
Pierce McNally		Director
Gary Hall		Director

(1)-Mr Gramstad is a contract CFO and not an employee of the Company
(2)-Mr Davis is a contract CTO and not an employee of the Company

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

PAUL R. GRAMSTAD was appointed Chief Financial Officer on October 5, 2007.  Prior to his appointment as CFO, Mr. Gramstad was responsible for the Company’s financial reporting and accounting function as a contract consultant and has continued in that role as a contract CFO.  Mr. Gramstad is a 1983 graduate of Gustavus Adolphus College and a Certified Public Accountant.

MIKE W. DAVIS was appointed Chief Technology Officer on December 1, 2007.  Mr. Davis is responsible for the initial system design and architecture of a platform.

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

GARY HALL became a director on August 1, 2007.  Mr. Hall currently serves as President of Pringo Networks, a prominent Los Angeles based company fusing social networking and media sharing platforms into cohesive online communities.  Before joining Pringo, Mr. Hall was critical in developing Reunion.com into a top ten interface, building broad outreaches in both partnerships and users (currently 26 million) since the Company’s inception.  He led all of the Company’s online marketing and overall strategic development.  Mr. Hall is still an active owner in Reunion.com.

Directors are elected at the annual meeting of the stockholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Audit Committee

Mr. Mills and Mr. McNally currently serve as members of the Audit Committee. This committee met twice during the last fiscal year. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Jeff Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the “audit committee financial expert” does not impose on Mr. Mills any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Mills as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 29, 2008 and February 28, 2007 to the Chairman and Chief Executive Officer and the Chief Technolgy Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2007.

Summary Compensation Table

Name and Principle Position	Fiscal year	Salary	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard Pomije, Chairman & CEO	2008	$180,192	$0	$45,544	$225,736
	2007	$185,000	$4,312,420	$12,952	$4,510,372

David Pomije, former CEO	2007	$0	$431,242	$0	$431,242

Mike Davis, contract CTO	2008	$0	$151,051	$0	$151,051

(1)
Option awards reflect the Black-Sholes values used for expensing options in the Company’s income statement.  For additional information, see Note 7 of the Company’s financial statements.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods

(2)	Automobile expenses.
(3)	Board member fees
(4)	Health insurance.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 29, 2008.

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/share)	Grant Date Fair Value	Expiration date
Gary Hall	7/26/2007	150,000	$4.500	$4.415	7/26/2012
Paul R. Gramstad	9/11/2007	20,000	$3.300	$3.222	9/11/2012
Mike W. Davis	12/1/2007	50,000	$3.100	$3.021	12/1/2012

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 29, 2008.

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije	2,500,000	0	$1.725	11/6/2011
Jeff Mills	40,000	0	$1.725	11/6/2011
Pierce McNally	100,000	0	$1.725	11/6/2011
Mike W. Davis	10,000	0	$1.725	11/6/2011
Gary Hall	150,000	0	$4.500	7/26/2012
Paul R. Gramstad	20,000	0	$3.300	9/11/2012
Mike W. Davis	50,000	0	$3.100	12/1/2012

OPTIONS EXERCISES IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company currently pays its directors a $500.00 monthly fee.

On January 1, 2008, the Company issued 6,200 restricted common shares at a price of $2.50 per share, valued at $15,500, to the four directors of the Company for payment of director fees ($500.00 per month).

On February 15, 2008, the Company issued 2,860 restricted common shares at $2.10 per share, valued at $6,000 to the four directors of the Company for payment of director fees ($500.00 per month).

The following table summarizes cash payments and stock awards for the year ended February 29, 2008:

Name	Cash Earned	Stock Awards	Total	Period
Richard Pomije	$1,000	$5,500	$6,500	March 2007- March 2008
Jeff Mills	$-	$7,500	$7,500	January 2007-March 2008
Pierce McNally	$-	$5,000	$5,000	June 2007-March 2008
Gary Hall	$-	$3,500	$3,500	September 2007-March 2008

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 29, 2008 with respect to the number of shares of Common Stock beneficially owned by (i) each shareholder known by DigitalTown, Inc. to own beneficially 10% or more of the Common Stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije (CEO,director)	16,739,566	61.81%
Jeff Mills (director)	419,033	1.55%
Pierce McNally (director)	15,503	.06%
Gary Hall (director)	1,515	.01%
Paul R. Gramstad (contract CFO)	680	-

All directors and executive officers as a group	17,176,297	63.43%

Common shares issued and outstanding as of 2/29/2008 were 27,081,750

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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DigitalTown, Inc. leases from a director of the Company approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The future rent obligations of this lease as of February 29, 2008 totaled $120,575.

ITEM 14.  Independent Registered Public Accounting Firm Fees.

Carver Moquist & O’Connor, LLC (CMO) served as the Company’s independent registered public accounting firm during fiscal 2008 and 2007.  The Company’s audit committee has engaged CMO to perform three quarterly reviews in fiscal 2008.

During the fiscal years ended February 29, 2008 and 2007, the following was paid to CMO:

	2008	2007
Audit fees (1)	$41,599	$36,732
Total other fees (2)		$1,215

(1) Total fees include the annual audit and quarterly review fees.  Billing for out-of-pocket costs are not included.

(2) Fees in connection with the Company’s S-8 filing

During the fiscal years ended February 29, 2008 and 2007, the following was paid to Micheal G. Kissell, LTD:

	2008	2007
Tax fees	$120	$1,810

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
Audited Consolidated Financial Statements for the year ended February 29, 2008 and February 28, 2007

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

DigitalTown, INC.

Dated: May 23, 2008	By: /s/ Richard A. Pomije
Richard A. Pomije, Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 23, 2008	By: /s/ Richard A. Pomije
Richard A. Pomije, Director, Chief Executive Officer,
(Principal executive officer)

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (formerly BDC Capital, Inc.) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. (formerly BDC Capital, Inc.) as of February 29, 2008 and February 28, 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O’Connor, LLC

Bloomington, Minnesota
May 22, 2008

DigitalTown, Inc.
(formerly BDC Capital, Inc.)
 CONSOLIDATED BALANCE SHEETS

ASSETS
	February 29, 2008	February 28, 2007
Current assets:
Cash	$67,161	$8,933
Other receivables	70,528	999
Total current assets	137,689	9,932
Property and equipment, net	6,737	1,579
Intangible assets, net	602,194	441,558
Total assets	$746,620	$453,069

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100,683	$137,144
Advances from stockholders	-	16,354
Accrued expenses:
Accrued payroll	14,301	32,169
Accrued interest	11,156	9,476
Deferred officer compensation	-	18,865
Notes payable – stockholder	-	70,000
Total current liabilities	126,140	284,008
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,081,750 and 25,701,500 shares issued and outstanding at February 29, 2008 and February 28, 2007, respectively	270,812	257,010
Additional paid-in-capital	19,737,494	14,521,673
Subscription receivable	(5,030,795)	(2,947,470)
Accumulated deficit	(14,357,031)	(11,662,152)
Total stockholders’ equity	620,480	169,061
Total liabilities and stockholders’ equity	$746,620	$453,069

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 29, 2008	Year ended February 28, 2007

Operating expenses:
Selling, general and administrative expenses	$2,696,010	$5,740,928
Loss from operations	(2,696,010)	(5,740,928)
Other income (expense)
Interest expense	(1,680)	(5,600)
Other income	2,811	4,781
Total other income (expense)	1,131	(819)

Net loss before income taxes	(2,694,879)	(5,741,747)
Income tax provision	-	-
Net loss	$(2,694,879)	$(5,741,747)

Loss per common share – basic and diluted	$(0.10)	$(0.42)

Weighted average common shares outstanding – basic and diluted	26,035,952	13,537,116

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended February 29, 2008 and February 28, 2007

	Preferred Stock		Common Stock		Additional
	Series A				Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 28, 2006-(1)	20,000,000	$200,000	5,701,500	$57,010	$9,368,100	$(3,550,000)	$(5,920,405)	$154,705

Payments received on subscription agreements	-	-	-	-	-	602,530	-	602,530
Pay finders fee on common stock issued	-	-	-	-	(20,000)	-	-	(20,000)
Preferred stock converted to common stock on a 1 for 1 share basis, both common and preferred par value stated at $.01 per share	(20,000,000)	(200,000)	20,000,000	200,000	-	-	-	-
Stock based compensation	-	-	-	-	5,173,573	-	-	5,173,573
Net loss	-	-	-	-	-	-	(5,741,747)	(5,741,747)
Balance February 28, 2007	-	-	25,701,500	257,010	14,521,673	(2,947,470)	(11,662,152)	169,061

Stock issued in subscription agreements	-	-	1,300,000	13,000	3,237,000	(3,250,000)	-	-
Payments received on subscription agreements	-	-	-	-	-	1,166,675	-	1,166,675
Stock based compensation	-	-	-	-	1,800,811	-	-	1,800,811
Common stock issued for payment of accounts payable and services	-	-	46,190	461	113,726	-	-	114,187
Common stock issued for director fees	-	-	9,060	91	21,409	-	-	21,500
Stock options exercised	-	-	25,000	250	42,875	-	-	43,125
Net loss	-	-	-	-	-	-	(2,694,879)	(2,694,879)
Balance February 29, 2008	-	-	27,081,750	$270,812	$19,737,494	$(5,030,795)	$(14,357,031)	$620,480

(1)	The beginning balances as of February 28, 2006 were retrospectively adjusted for the 1 for 75 reverse stock split which occurred on October 4, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended February 29, 2008	Year ended February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,694,879)	$(5,741,747)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,615	1,185
Intangible asset impairment charges	124,679	-
Stock based compensation expense	1,800,811	5,173,573
Non-cash stock issued for services	81,062	-
Non-cash stock issued for rent	26,500	-
Non-cash stock issued for director fees	21,500	-
Changes in operating assets and liabilities:
Other receivables	(69,529)	(999)
Prepaid expenses	-	2,019
Accounts payable	(60,958)	126,480
Accrued expenses:
Accrued payroll	(17,868)	32,169
Accrued interest	1,680	5,600
Deferred officer compensation	(18,865)	18,865

Net cash used in operating activities	(803,252)	(382,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,773)	-
Purchases and renewal of intangible assets – domain names	(181,653)	(224,063)
Purchase of intangible asset – website development	(72,540)	-

Net cash used in investing activities	(261,966)	(224,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	(16,354)	15,556
Note payable-shareholder	(70,000)	-
Payments received on stockholder subscription receivables	1,166,675	582,530
Payments received from exercise of stock options	43,125	-

Net cash provided by financing activities	1,123,446	598,086

Net change in cash and cash equivalents	58,228	(8,832)
Cash and cash equivalents, beginning of period	8,933	17,765
Cash and cash equivalents, end of period	$67,161	$8,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Intangible assets-domain name renewals incurred with accounts payable	$31,122	$-
Common stock issued in lieu of rent payments owed a director of the Company included in accounts payable	$(6,625)	$-
Common stock issued with subscription agreements	$3,250,000	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company plans to form an Interactive Media Group Advisory Board made up of proven industry leaders along with representation from the Company’s current board.  The Interactive Media Group Advisory Board, once formed, will actively seek a west coast management company to oversee the design and development of its DigitalTown social-networking portal.  This portal, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the domains associated with all of these communities.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At February 29, 2008, the Company had an accumulated deficit of $14,357,031.  Subsequent to February 29, 2008, the Company has received cash proceeds totaling approximately $65,000 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least February 28, 2009.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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
Years Ended February 29, 2008 and February 28, 2007

Revenue Recognition

The Company does not currently generate revenue from its operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.

Intangible Assets – Domain Names/Website Development Costs

The Company is in the development stage of its website portal, and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its website portal and website development costs have been capitalized.  Since the ownership of these domain names can be renewed at a nominal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.  Amortization for any capitalized website development costs will start once a revenue generating site is in service.

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

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

Stock-Based Compensation

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” applying the modified prospective method.  This standard requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values unless a fair value is not reasonably estimable.  The fair value of the Company’s stock options issued under the requirements of SFAS No. 123(R) have been estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 29, 2008 and February 28, 2007, the Company had no items defined as other comprehensive income (loss).

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Incremental shares attributable to the assumed exercise of stock options for the years ended February 29, 2008 and February 28, 2007 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

As of February 29, 2008 and February 28, 2007, the Company had stock options outstanding of 3,422,500 and 3,125,000, respectively.

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

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The Company adopted SFAS No. 159 effective January 1, 2008 and has not elected the permitted fair value measurement provisions of SFAS No. 159 for any additional items as of March 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009.  SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The balances are insured by the Federal Deposit Insurance Company up to $100,000.  Account balances in excess of federally insured limits were $0 at February 29, 2008 and February 28, 2007.  The Company has not experienced any losses in such accounts.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 29, 2008 and February 28, 2007.

Note 2. Property and Equipment

Property and equipment are as follows:

	February 29, 2008	February 28, 2007
Office equipment and furniture	$480,993	$473,220
Less accumulated depreciation	(459,618)	(457,003)
Less impairment of equipment	(14,638)	(14,638)
	$6,737	$1,579

Depreciation expense for the years ended February 29, 2008 and February 28, 2007 was $2,615 and $1,185, respectively.

Note 3. Intangible Assets

Intangible assets are as follows:

	February 29, 2008	February 28, 2007
Domain names	$654,333	$441,558
Website development costs	72,540	-
Less accumulated amortization	-	-
Less impairment of domain names	(52,139)	-
Less impairment of website development costs	(72,540)	-
	$602,194	$441,558

Since the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

At February 29, 2008, due to legal constraints on the use of our college domain names, the Company concluded that the carrying amount of their college domain names would not be recoverable and the Company recorded an impairment loss of $52,139.

During the year ended February 29, 2008, the Company capitalized $72,540 of website development costs.  As of February 29, 2008, due to changes in the Company’s website development plan, the Company concluded that the carrying amount of their website development costs would not be recoverable and the Company recorded an impairment loss of $72,540 for the entire website development costs incurred during the year.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

Note 4. Notes Payable – Stockholder

On June 18, 2007, the Company paid all interest bearing advances from a stockholder in the amount of $70,000.  The unsecured notes were due at various dates from June 21, 2007 to August 1, 2007 with an interest rate of 8%.  Outstanding accrued interest owed on these advances was paid on April 3, 2008.  Accrued interest at February 29, 2008 and February 28, 2007 totaled $11,156 and $9,476, respectively.

Total interest expense incurred for the years ended February 29, 2008 and February 28, 2007 was $1,680 and $5,600, respectively.

Note 5. Income Taxes

At February 29, 2008, the Company had net operating loss carryforwards of approximately $6,052,000. The net operating loss carryforwards are available to offset future taxable income through 2028 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. If not used, net operating loss carryforwards will expire in varying amounts through fiscal year 2028.

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$2,260,000	$1,939,000
Stock compensation	2,634,000	1,966,000
Total deferred tax assets	4,894,000	3,905,000
Valuation allowance	(4,894,000)	(3,905,000)
Net deferred tax assets	$-	$-

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 29, 2008 and February 28, 2007 is as follows:

	2008	2007
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.0%
Non-deductible items	(1.0)%	-
Change in valuation allowance	(37.0)%	(38.0)%
Effective tax rate	0.0%	0.0%

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

Note 6. Stockholders Equity

Stock Transactions

On February 22, 2008, the Company issued 10,690 restricted common shares at $2.90 per share, valued at $31,000, to a vendor of the Company, for payment of outstanding invoices due for consulting services incurred during the year.

On February 15, 2008, the Company issued 2,860 restricted common shares at $2.10 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On January 1, 2008, the Company issued 6,200 restricted common shares at a price of $2.50 per share, valued at $15,500, to four directors of the Company for payment of director fees.

On December 20, 2007, the Company issued 25,000 restricted common shares at a price of $1.725 per share for the exercise of stock options and received cash proceeds of $43,125.

On October 5, 2007, the Company issued 13,250 restricted common shares at a price of $2.50 per share, valued at $33,125, to a director of the Company, for payment of outstanding rent charges included in accounts payable as of February 28, 2007 totaling $6,625 and for rent charges during the year ended February 29, 2008 totaling $26,500.

On October 5, 2007, the Company issued 1,300,000 restricted common shares at a price of $2.50 per share, valued at $3,250,000, in exchange for stock subscription agreements (see further details in note 10).

On April 20, 2007, the Company issued 22,250 restricted common shares at a price of $2.25 per share, valued at $50,062, to a Minneapolis area high school, for their assistance in initially developing the portal revenue model.

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the balance due on their subscription agreements.  As of February 29, 2008, a total of 827,092 shares had been sold and transferred to the new purchaser for a total purchase price of $1,842,108 which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of February 29, 2008, the entire $620,319 has been paid to the Company and has reduced their stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for sales that occurred through February 29, 2008.  As of May 7, 2008, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable balance at February 29, 2008.  The Company will record those future cash receipts to Additional Paid in Capital when received.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

Stock Split

On October 4, 2006, the Company initiated a reverse stock split of 75 to 1.  Accordingly, all per share amounts reported in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 29, 2008, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years of employment anniversary.  All options expire five years from the date of grant.

Effective March 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values. The fair value of the Company’s stock options issued after the adoption of SFAS No. 123(R) has been estimated using the Black-Scholes Merton (“Black-Sholes”) option-pricing model.

The Black-Scholes valuation model incorporates a range of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards.  Due to a lack of historical data, the expected life assumption was calculated based on the contractual term of the options.  Expected volatility was computed based on fluctuations in the daily price of the Company’s common stock.

For stock options granted during the years ended February 29, 2008 and February 28, 2007, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	Year ended February 29, 2008	Year ended February 28, 2007
Weighted-average Volatility	202%	380%
Expected dividends	None	None
Expected term (in years)	5	5
Weighted-average risk-free interest rate	4.62%	4.75%

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

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

The Company’s consolidated financial statements for the years ended February 29, 2008 and February 28, 2007, reflect the impact of SFAS 123(R).  For the year ended February 29, 2008, the Company granted stock options to eleven employees and consultants allowing for the purchase of up to an aggregate of 622,000 shares of common stock, with a weighted-average-grant-date fair value of $2.935 per share.  The Company recorded related compensation expense of $1,800,811.  For the year ended February 28, 2007, the Company recorded related compensation expense of $5,173,573.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic loss per common share for the years ended February 29, 2008 and February 28, 2007 by $0.07 and $0.38 respectfully. As of February 29, 2008, there remains $28,170 of total unrecognized compensation expense, which is expected to be recognized over future periods through October 31, 2009.

The following table summarizes information about the Company’s stock options as of February 29, 2008 and changes during the year ended February 29, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2006	422,200	$1.04	-	-
Granted	3,125,000	1.725	-	-
Canceled or expired	(422,200)	(1.04)	-	-
Exercised	-	-	-	-
Options outstanding - February 28, 2007	3,125,000	$1.725	-	-
Granted	622,000	3.019	-	-
Canceled or expired	(299,500)	(1.936)	-	-
Exercised	(25,000)	(1.725)	-	-
Options outstanding - February 29, 2008	3,422,500	$1.942	3.74	$1,226,238
Exercisable at February 29, 2008	3,313,109	$1.964	3.64	$1,113,771

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 8. Related Party Transactions

The Company entered into a 5 year lease with a director of the Company for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $3,650. The Company previously sub-leased from the director 1,000 square feet of space at the same location at a monthly rent of $750 renewable monthly.  The Company’s lease payments made to the director for the years ended February 29, 2008 and February 28, 2007 totaled $31,800 and $12,827, respectively.  On October 5, 2007, the Company issued 13,250 restricted common shares, valued at $33,125, to the director for rent payments due for the period of December 16, 2006 through December 31, 2007.

DigitalTown, Inc.
(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended February 29, 2008 and February 28, 2007

Minimum lease payments at February 29, 2008 are as follows:

2009	$31,800
2010	31,800
2011	31,800
2012	25,175
$120,575

Note 9. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 10. Common Stock Subscriptions Receivable

During the year ended February 28, 2006, the Company received subscriptions for 4,811,709 restricted common shares at $0.75 per share.  Significant terms of the subscription agreement are as follows:
•	Payment is due in full in 60 months
•	At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.
•	The Company has the option to charge simple annual interest of up to 4%.
•	The Company will provide downside protection of up to 30% of the stock price upon conversion.
•
If the purchaser sells these common shares, the purchaser shall be entitled to an amount equal to 200% of the original purchase price of each share and the Company shall be entitled to 50% of any additional net sales proceeds from the stock sale.

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

•
If the purchaser sells these common shares, the purchaser shall be entitled to an amount equal to 200% of the original purchase price of each share and the Company shall be entitled to 50% of any additional net sales proceeds from the stock sale.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2006	$3,550,000
Cash collected	(602,530)
Receivable balance at February 28, 2007	2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	$5,030,795

Summary of outstanding subscriptions:
2006 subscriptions	$1,780,795
October 5, 2007 subscriptions	3,250,000
$5,030,795

No interest has been charged on these subscription agreements.  The Company has collected approximately $65,000 of additional outstanding subscription receivables for the period from March 1, 2008 to May 20, 2008.