Form 10-Q
period 2008-05-31
DigitalTown, Inc.
filed 2008-07-11
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.
(Name of small business issuer in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11974 Portland Avenue, Burnsville, Minnesota	55337
(Address of principal executive offices)	(Zip Code)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Smaller reporting company [X]

There were 27,083,290 shares of the registrant’s common stock outstanding as of July 3, 2008.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16-21

  iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-11

DigitalTown, Inc.
CONSOLIDATED BALANCE SHEETS
ASSETS
	May 31, 2008	February 29, 2008
	(unaudited)	(audited)
Current assets:
Cash	$37,855	$67,161
Other receivable	-	70,528
Total current assets	37,855	137,689
Property and equipment, net	5,982	6,737
Intangible assets – domain names	750,716	602,194
Total assets	$794,553	$746,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,850	$100,683
Loan from director/stockholder	145,000	-
Accrued expenses:
Accrued payroll	3,779	14,301
Accrued interest	-	11,156
Total current liabilities	241,629	126,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,083,290 and 27,081,750 shares issued and outstanding at May 31, 2008 and February 29, 2008, respectively	270,828	270,812

Additional paid-in-capital	20,463,292	19,737,494
Subscription receivable	(4,919,162)	(5,030,795)
Accumulated deficit	(15,262,034)	(14,357,031)
Total stockholders’ equity	552,924	620,480
Total liabilities and stockholders’ equity	$794,553	$746,620

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31, 2008	Three months ended May 31, 2007
	(unaudited)	(unaudited)

Operating expenses:
Selling, general and administrative expenses	$903,311	$540,933
Loss from operations	(903,311)	(540,933)
Other income (expense)
Interest expense	(1,756)	(1,400)
Other income	64	2,974
Total other income (expense)	(1,692)	1,574

Net loss before income taxes	(905,003)	(539,359)
Income tax provision	-	-
Net loss	$(905,003)	$(539,359)

Loss per common share – basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	27,082,018	25,711,658

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months ended May 31, 2008	Three months ended May 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(905,003)	$(539,359)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	755	381
Stock based compensation expense	721,814	315,620
Non-cash stock issued for services	-	50,063
Non-cash stock issued for director fees	4,000	-
Changes in operating assets and liabilities:
Other receivables	70,528	971
Accounts payable	(7,833)	59,022
Accrued expenses:
Accrued payroll	(10,522)	(12,017)
Accrued interest	(11,156)	1,400
Deferred officer compensation	-	11,942
Net cash used in operating activities	(137,417)	(111,977)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(3,956)
Purchases and renewal of intangible assets – domain names	(148,522)	(18,929)
Net cash used in investing activities	(148,522)	(22,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances to officer/stockholder	-	(10,650)
Proceeds from loan – director/stockholder	145,000	-
Payments received on stockholder subscription receivables	111,633	151,969
Net cash provided by financing activities	256,633	141,319

Net change in cash and cash equivalents	(29,306)	6,457
Cash and cash equivalents, beginning of period	67,161	8,933
Cash and cash equivalents, end of period	$37,855	$15,390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Intangible assets-domain name renewals incurred with accounts payable	$-	$196,240
Cash paid for interest	$12,912	$-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

DigitalTown, Inc (the “Company”) plans to form an Interactive Media Group Advisory Board made up of proven industry leaders along with representation from the Company’s current board.  The Interactive Media Group Advisory Board, once formed, will actively seek a west coast management company to oversee the design and development of a DigitalTown social-networking portal.  This portal, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the Internet domain names associated with all of these high school communities.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At May 31, 2008, the Company had an accumulated deficit of $15,262,034.  Subsequent to May 31, 2008, the Company has received cash proceeds totaling approximately $95,800 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least May 31, 2009.  In the event the Company is unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. The February 29, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended February 29, 2008.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

Revenue Recognition

The Company does not currently generate revenue from its operations.

Intangible Assets – Domain Names

The Company is in the development stage of its social-networking portal, and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its portal have been capitalized and any future costs to get the portal operational will be capitalized or expensed.  Since the ownership of these domain names can be renewed at a nominal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.  Amortization for any capitalized portal costs will start once a revenue generating site is in service.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Incremental shares attributable to the assumed exercise of stock options for the three months ended May 31, 2008 and May 31, 2007 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

As of May 31, 2008 and 2007, the Company had stock options outstanding of 3,982,500 and 3,005,000 respectively.

Recently Issued Accounting Pronouncements

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The Company adopted SFAS No. 159 effective March 1, 2008 and has not elected the permitted fair value measurement provisions of SFAS No. 159 for any additional items as of May 31, 2008.
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

Note 2. Intangible Assets

Intangible assets are as follows:

	May 31, 2008	February 28, 2008
Domain names	$750,716	$654,333
Website development and portal costs	-	72,540
Less accumulated amortization	-	-
Less impairment of domain names	-	(52,139)
Less impairment of website development costs	-	(72,540)
	$750,716	$602,194

Since the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

During the three months ended May 31, 2008, the Company incurred $147,544 for license renewals and $978 in additional domain purchases

At February 29, 2008, due to legal constraints on the use of our college domain names, the Company concluded that the carrying amount of their college domain names would not be recoverable and the Company recorded an impairment loss of $52,139.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

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

Note 3. Stockholders Equity

Stock Transactions

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees.

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  As of May 31, 2008, a total of 827,092 shares had been sold and transferred to the new purchaser for a total purchase price of $1,842,108 which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of May 31, 2008, the entire $620,319 has been paid to the Company and has reduced their stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for sales that occurred through May 31, 2008.  As of July 3, 2008, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable balance at May 31, 2008.  The Company will record those future cash receipts to Additional Paid in Capital when received.

Note 4. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2008, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years of employment anniversary.  All options expire five years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

The Company’s consolidated financial statements for the three months ended May 31, 2008 and 2007, reflect the impact of SFAS 123(R).  For the three months ended May 31, 2008, the Company granted stock options to seven employees and consultants allowing for the purchase of up to an aggregate of 590,000 shares of common stock, with a weighted-average-grant-date fair value of $2.118 per share.  The Company recorded related compensation expense of $721,814 and $315,620 for the three months ended May 31, 2008 and 2007, respectively.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic loss per common share for the three months ended May 31, 2008 and 2007 by $0.027 and $0.012, respectfully. As of May 31, 2008, there remains $618,118 of total unrecognized compensation expense, which is expected to be recognized over future periods through May 31, 2010.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding - February 28, 2007	3,125,000	$1.725	-	-
Granted	622,000	3.019	-	-
Canceled or expired	(299,500)	(1.936)	-	-
Exercised	(25,000)	(1.725)	-	-
Options outstanding - February 29, 2008	3,422,500	$1.942		-
Granted	590,000	4.551
Canceled or expired	(30,000)	3.107
Exercised	-	-
Options outstanding – May 31, 2008	3,982,500	$2.319	3.54	$4,104,063
Exercisable at May 31, 2008	3,662,001	$2.050	3.47	$4,760,650

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 5. Related Party Transactions

The Company entered into a 5 year lease with a director of the Company for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended May 31, 2008 and 2007 totaled $7,950 and $7,950, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

Minimum lease payments at May 31, 2008 are as follows:

2009	$23,850
2010	31,800
2011	31,800
2012	25,175
$112,625

Loan from Director/Stockholder
During the three-months ended May 31, 2008, the Company received a working capital loan of $145,000 from a director/stockholder.  The loan is due on demand and at an interest rate of 6.5%.  Interest expense incurred on this loan as of May 31, 2008 was $1,756.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2007	$2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	5,030,795
Cash collected	(111,633)
Receivable balance at May 31, 2008	$4,919,162

Summary of outstanding subscriptions:
2006 subscriptions	$1,669,162
October 5, 2007 subscriptions	3,250,000
$4,919,162

No interest has been charged on these subscription agreements.  The Company has collected approximately $95,800 of additional outstanding subscription receivables for the period from June 1, 2008 to July 11, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended May 31, 2008 and 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2008, contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

The Company plans to form an Interactive Media Group Advisory Board made up of proven industry leaders along with representation from the Company’s current board.  The Interactive Media Group Advisory Board, once formed, will actively seek a west coast management company to oversee the design and development of its DigitalTown social-networking portal.  This portal, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the domains associated with all of these high school communities.

It is the Company’s intent to have its stock listed on a major stock exchange at a future date when the Company’s financial condition and demand for its stock warrants such a change.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31 2008 and 2007

Selling, general and administrative expenses for the current three months increased by $326,378 to $903,311 and this was primarily due to a $406,194 increase in stock option expense.  Excluding stock compensation expense for the two comparable quarters, selling, general, and administrative expenses were $181,497 for the three months ended May 31, 2008 compared to $225,313 for the three months ended May 31, 2007.  The decrease in selling, general, and administrative expenses of $43,816 for the two comparable quarters was primarily due to a decrease in professional fees of $49,871 offset by an increase of $8,750 in travel and entertainment expense.  The Company’s overall net loss for the current three months increased by $365,644 to $905,003.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2008

The Company’s cash position at May 31, 2008 was $37,855, a decrease of $29,306 from $67,161 at February 29, 2008.  During the three months ended May 31, 2008, net cash used in operating activities was $137,417 which was primarily due to losses from operations, and decreases in accounts payable, accrued payroll and accrued interest offset by stock based compensation expense, a non-cash stock payment and a decrease in other receivables.  Net cash used in investing activities for the three months ended May 31, 2008 was $148,522, of which, $147,544 was used for the renewal of existing domain names and $978 was used for the purchase of additional domain names.  Net cash provided by financing activities for the three months ended May 31, 2008 was $256,633 which consisted of a $145,000 working capital loan from a director/stockholder of the Company and  payments received on stockholder subscription receivables of $111,633.

Our current monthly operating expenses for the three months ended May 31, 2008, adjusted for non cash stock based compensation of $721,814, was approximately $61,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing would be through the sale of our common stock or other equity-based securities.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Critical Accounting Policies

The discussion and analysis of DigitalTown, Inc.’s financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While DigitalTown Inc.’s significant accounting policies are described in more detail in Note 1 to its financial statements and year-end 10-K filed for February 29, 2008, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Intangible Assets- Domain Names

The Company is in the development stage of its social-networking portal, and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its portal have been capitalized and any future costs to get the portal operational will be capitalized or expensed.  Since the ownership of these domain names can be renewed at a nominal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.  Amortization for any capitalized portal costs will start once a revenue generating site is in service.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The Company adopted SFAS No. 159 effective March 1, 2008 and has not elected the permitted fair value measurement provisions of SFAS No. 159 for any additional items as of May 31, 2008.

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

As of May 31, 2008, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

An evaluation made at the end of the period covered by this report was performed under the supervision and with the participation of the Company's president, chief executive officer ("CEO") and the chief financial officer ("CFO") of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation and in taking into account the limited number of employees noted in the following paragraph, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2008 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: July 11, 2008

_____________________________
Richard A. Pomije, CEO

_____________________________
Paul R. Gramstad, CFO