Form 10-Q
period 2008-08-31
DigitalTown, Inc.
filed 2008-10-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

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
Smaller reporting company [X]

There were 27,153,487 shares of the registrant’s common stock outstanding as of September 30, 2008

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

DigitalTown, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2008	February 29, 2008
	(unaudited)	(audited)
Current assets:
Cash	$221,043	$67,161
Other receivables	-	70,528
Total current assets	221,043	137,689
Property and equipment, net	5,054	6,737
Intangible assets, net	751,375	602,194
Total assets	$977,472	$746,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$91,839	$100,683
Loan from director/stockholder	145,000	-
Accrued expenses:
Accrued payroll	9,382	14,301
Accrued interest	-	11,156
Total current liabilities	246,221	126,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,153,487 and 27,081,750 shares issued and outstanding at August 31, 2008 and February 29, 2008, respectively	271,564	270,812
Additional paid-in-capital	21,096,010	19,737,494
Subscription receivable	(4,752,163)	(5,030,795)
Accumulated deficit	(15,884,160)	(14,357,031)
Total stockholders’ equity	731,251	620,480
Total liabilities and stockholders’ equity	$977,472	$746,620

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses:
Selling, general and administrative expenses	$619,085	$1,236,532	$1,522,396	$1,777,465
Loss from operations	(619,085)	(1,236,532)	(1,522,396)	(1,777,465)
Other income (expense)
Interest expense	(3,326)	(280)	(5,082)	(1,680)
Other income	285	1,219	349	4,193
Total other income (expense)	(3,041)	939	(4,733)	2,513

Net loss before income taxes	(622,126)	(1,235,593)	(1,527,129)	(1,774,952)
Income tax provision	-	-	-	-
Net loss	$(622,125)	$(1,235,593)	$(1,527,129)	$(1,774,952)

Loss per common share – basic and diluted	$(0.02)	$(0.05)	$(0.06)	$(0.07)

Weighted average common shares outstanding – basic and diluted	27,104,077	25,723,750	27,093,684	25,717,704

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months ended August 31, 2008	Six months ended August 31, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,527,129)	$(1,774,952)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,338	788
Stock based compensation expense	1,171,740	1,308,727
Non-cash stock issued for services	10,000	50,063
Gain on sale of asset	(55)	-
Changes in operating assets and liabilities:
Other receivables	70,528	971
Accounts payable	(39,844)	43,677
Accrued expenses:
Accrued payroll	(4,919)	(7,373)
Accrued interest	(11,156)	1,680
Deferred officer compensation	-	6,885
Net cash used in operating activities	(329,497)	(369,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(3,956)
Proceeds from sale of asset	400	-
Purchase of intangible asset-website development	-	(25,000)
Purchases and renewal of intangible assets – domain names	(149,181)	(72,884)
Net cash used in investing activities	(148,781)	(101,840)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	-	(16,354)
Proceeds from loan – director/stockholder	145,000	-
Note payable-shareholder	-	(70,000)
Payments received on stockholder subscription receivables	322,233	568,000
Proceeds from issuance of stock	63,540	-
Proceeds from exercise of stock options	101,387	-
Net cash provided by financing activities	632,160	481,646

Net change in cash and cash equivalents	153,882	10,272
Cash and cash equivalents, beginning of period	67,161	8,933
Cash and cash equivalents, end of period	$221,043	$19,205

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Cash payments for interest	$16,238	$-
Intangible assets-domain name renewals incurred with accounts payable	$-	$142,720
Accounts payable added back that were previously paid with stock and subsequently cancelled	$31,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

DigitalTown, Inc (the “Company”) formed an advisory board to lead the next stages of development for the Company as it constructs and integrates approximately 27,000 online communities into a social “civic and school spirit” network serving students, alumni, schools, local towns and their citizens.  The advisory board is made up of innovative leaders in the technology, entertainment, sports and content fields who are affiliated with companies deeply rooted in interactive media.  The advisory board members are based in the greater Los Angeles area where the strategic planning and creative development will generally take place.  This network, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the Internet domain names associated with all of these high school communities.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At August 31, 2008, the Company had an accumulated deficit of $15,884,160.  Subsequent to August 31, 2008, the Company has received cash proceeds totaling approximately $45,800 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least August 31, 2009.  In the event the Company is unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim six-month period ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. The February 29, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended February 29, 2008.

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

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Incremental shares attributable to the assumed exercise of stock options for the three and six months ended August 31, 2008 and 2007 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

As of August 31, 2008 and 2007, the Company had stock options outstanding of 4,118,000 and 3,297,000 respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

Note 2. Intangible Assets

Intangible assets are as follows:

	August 31, 2008	February 28, 2008
Domain names	$751,375	$654,333
Website development and portal costs	-	72,540
Less accumulated amortization	-	-
Less impairment of domain names	-	(52,139)
Less impairment of website development costs	-	(72,540)
	$751,375	$602,194

Since the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

During the six months ended August 31, 2008, the Company incurred $147,544 for license renewals and $1,637 in additional domain purchases.

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

Note 3. Stockholders Equity

Stock Transactions

During the quarter ended August 31, 2008, the Company entered into stock purchase agreements and issued 29,285 restricted common shares at a price of $2.60 per share, valued at $76,141.  The Company has received proceeds of $32,540 and the remaining balance of $43,601 has been recorded as subscription receivable at August 31, 2008.  The Company has collected $42,600 of the subscription receivable for the period from September 1, 2008 to October 14, 2008.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the quarter ended August 31, 2008, the Company issued 39,500 common shares at an average price of $2.57 per share for the exercise of stock options and received cash proceeds of $101,387.

On August 28, 2008, the Company cancelled 10,690 common shares because that were previously issued for payment of accounts payable for services.  The agreement with the vendor was cancelled and the shares were put back into treasury stock.  The accounts payable to this vendor was recorded back into the accounts payable aging.  The Company re-issued and sold the 10,690 common shares at $2.90 per share, valued at $31,000 to a current shareholder and received cash proceeds of $31,000.

On August 15, 2008, the Company issued 1,412 restricted common shares at $4.25 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees.

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  As of August 31, 2008, a total of 827,092 shares had been sold and transferred to the new purchaser for a total purchase price of $1,842,108 which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of August 31, 2008, the entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for sales that occurred through August 31, 2008.  As of October 2, 2008, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable balance at August 31, 2008.  The Company will record those future cash receipts to Additional Paid in Capital when received.

Note 4. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2008, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years from the grant date anniversary.  All options expire five years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s consolidated financial statements as of and for the three and six months ended August 31, 2008 and 2007, reflect the impact of SFAS 123(R).  For the three months ended August 31, 2008, the Company granted stock options to three consultants allowing for the purchase of up to an aggregate of 175,000 shares of common stock, with a weighted-average-grant-date fair value of $2.92. Total stock compensation expense for all option grants was $449,927 and $993,107 for the three months ended August 31, 2008 and 2007, respectively.  For the six months ended August 31, 2008 and 2007, the Company has recorded $1,171,740 and $1,308,727 in stock compensation expense, respectively.  This expense is included in selling, general and administrative expense. As of August 31, 2008, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three and six months ended August 31, 2008 basic loss per common share by $0.02 and  $0.04,  respectively. There remains $679,346 of total unrecognized compensation expense, which is expected to be recognized over future periods through August 31, 2011.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding - February 28, 2007	3,125,000	$1.725	-	-
Granted	622,000	3.019	-	-
Canceled or expired	(299,500)	(1.936)	-	-
Exercised	(25,000)	(1.725)	-	-
Options outstanding - February 29, 2008	3,422,500	$1.942		-
Granted	765,000	4.237
Canceled or expired	(30,000)	3.107
Exercised	(39,500)	2.567
Options outstanding – August 31, 2008	4,118,000	$2.354	3.35	$7,812,625
Exercisable at August 31, 2008	3,784,833	$2.286	3.27	$7,434,231

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 5. Related Party Transactions

The Company entered into a five year lease with a director of the Company for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended August 31, 2008 and 2007 totaled $7,950 and $7,950, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Minimum lease payments at August 31, 2008 are as follows:

2009	$15,900
2010	31,800
2011	31,800
2012	25,175
$112,625

Loan from Director/Stockholder

As of August 31, 2008, the Company had an outstanding working capital loan of $145,000 from a director/stockholder.  The loan is due on demand and bears annual interest at 6.5%.  Interest expense incurred on this loan for the three and six months ended August 31, 2008 was $1,756 and $3,326, respectively.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2007	$2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	5,030,795
Cash collected	(322,233)
Additional stock sold on subscription basis (Note 3)	43,601
Receivable balance at August 31, 2008	$4,752,163

Summary of outstanding subscriptions:
2006 subscriptions	$1,458,562
October 5, 2007 subscriptions	3,250,000
2008 stock issuances	43,601
$4,752,163

No interest has been charged on these subscription agreements.  The Company has collected approximately $45,800 of additional outstanding subscription receivables for the period from September 1, 2008 to October 14, 2008.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2008 and its results of operations for the three and six months ended August 31, 2008 and 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2008, contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown, Inc (the “Company”) formed an advisory board to lead the next stages of development for the Company as it constructs and integrates approximately 27,000 online communities into a social “civic and school spirit” network serving students, alumni, schools, local towns and their citizens.  The advisory board is made up of innovative leaders in the technology, entertainment, sports and content fields who are affiliated with companies deeply rooted in interactive media.  The advisory board members are based in the greater Los Angeles area where the strategic planning and creative development will generally take place.  This network, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the Internet domain names associated with all of these high school communities.

It is the Company’s intent to have its stock listed on a major stock exchange at a future date when the Company’s financial condition and demand for its stock warrants such a change.

In September 2008, the Company named John A. Witham to the new position of Executive Vice President and Chief Financial Officer.  Mr. Witham has over 20 years of experience in effective corporate financial leadership and raising capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2008 and 2007

Selling, general and administrative expenses for the current three months decreased by $617,447 to $619,085 compared to a year ago primarily due to a $543,181 decrease in stock option expense.  Excluding stock compensation expense for the two comparable quarters, selling, general, and administrative expenses were $169,158 for the three months ended August 31, 2008 compared to $243,425 for the three months ended August 31, 2007.  The decrease in selling, general, and administrative expenses of $74,266 for the two comparable quarters was primarily due to a decrease in compensation expense of $24,059 due to lower headcount, investor relations expense of $15,811, professional fees of $12,154, automobile expense of $9,213, employee benefit costs of $6,501 and a reclass of property tax of $6,196.  The Company’s overall net loss for the current three months decreased by $613,467 to $622,126.

SIX MONTHS ENDED AUGUST 31, 2008 and 2007

Selling, general and administrative expenses for the current six months decreased by $255,069 to $1,522,396 compared to a year ago primarily due to a $136,987 decrease in stock option expense.  Excluding stock compensation expense for the two comparable quarters, selling, general, and administrative expenses were $350,656 for the six months ended August 31, 2008 compared to $468,738 for the six months ended August 31, 2007.  The decrease in selling, general, and administrative expenses of $118,082 for the two comparable quarters was primarily due to a decrease in professional fees of $62,496, compensation expense of $36,722 due to lower headcount and investor relations expense of $15,948 offset by an increase of $10,908 in travel and entertainment expense.  The Company’s overall net loss for the current six months decreased by $247,823 to $1,527,129.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2008

The Company’s cash position at August 31, 2008 was $221,043, an increase of $153,882 from $67,161 at February 29, 2008.  During the six months ended August 31, 2008, net cash used in operating activities was $329,497 which was primarily due to losses from operations, and decreases in accounts payable, accrued payroll and accrued interest offset by stock based compensation expense, a non-cash stock payment and a decrease in other receivables.  Net cash used in investing activities for the six months ended August 31, 2008 was $148,781, of which, $147,544 was used for the renewal of existing domain names and $1,637 was used for the purchase of additional domain names offset by $400 received from the sale of an asset.  Net cash provided by financing activities for the six months ended August 31, 2008 was $632,160 which consisted of a $145,000 working capital loan from a director/stockholder of the Company and payments received on stockholder subscription receivables of $322,233, exercise of stock options of $101,387 and stock purchase agreements of $63,540.

Our current monthly operating expenses for the six months ended August 31, 2008, adjusted for non-cash stock based compensation of $1,171,740 and non-cash stock issued for director fees of $10,000, was approximately $58,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing could be through the sale of our common stock, other equity-based securities or issuance of debt instruments.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

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
As of August 31, 2008, the Company did not have any off-balance sheet investments or hedging investments.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended August 31, 2008, the Company entered into stock purchase agreements and issued 29,285 restricted common shares at a price of $2.60 per share, valued at $76,141.  The Company has received proceeds of $32,540 and the remaining balance of $43,601 has been recorded as subscription receivable at August 31, 2008.  The Company has collected $42,600 of the subscription receivable for the period from September 1, 2008 to October 15, 2008.

During the quarter ended August 31, 2008, the Company issued 39,500 common shares at an average price of $2.57 per share for the exercise of stock options and received cash proceeds of $101,387.

On August 28, 2008, the Company cancelled 10,690 common shares because that were previously issued for payment of accounts payable for services.  The agreement with the vendor was cancelled and the shares were put back into treasury stock.  The accounts payable to this vendor was recorded back into the accounts payable aging.  The Company re-issued and sold the 10,690 common shares at $2.90 per share, valued at $31,000 to a current shareholder and received cash proceeds of $31,000.

On August 15, 2008, the Company issued 1,412 restricted common shares at $4.25 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2008 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: October 14, 2008

Richard A. Pomije, CEO

John A. Witham, CFO