Form 10-Q
period 2008-11-30
DigitalTown, Inc.
filed 2009-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2008

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
Smaller reporting company [X]

There were 27,163,862 shares of the registrant’s common stock outstanding as of January 13, 2009.

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

DigitalTown, Inc.
CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2008	February 29, 2008
	(unaudited)	(audited)
Current assets:
Cash	$75,580	$67,161
Other receivables	-	70,528
Total current assets	75,580	137,689
Property and equipment, net	4,599	6,737
Intangible assets, net	809,316	602,194
Total assets	$889,495	$746,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,434	$100,683
Loan from director/stockholder	105,463	-
Accrued expenses:
Accrued payroll	4,698	14,301
Accrued interest	-	11,156
Total current liabilities	188,595	126,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,163,862 and 27,081,750 shares issued and outstanding at November 30, 2008 and February 29, 2008, respectively	271,668	270,812
Additional paid-in-capital	21,621,917	19,737,494
Subscription receivable	(4,616,963)	(5,030,795)
Accumulated deficit	(16,575,722)	(14,357,031)
Total stockholders’ equity	700,900	620,480
Total liabilities and stockholders’ equity	$889,495	$746,620

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Operating expenses:
Selling, general and administrative expenses	$688,833	$598,182	$2,211,229	$2,375,648
Loss from operations	(688,833)	(598,182)	(2,211,229)	(2,375,648)
Other income (expense):
Interest expense	(2,783)	0	(7,865)	(1,680)
Other income	54	1,014	403	5,208
Total other income (expense)	(2,729)	1,014	(7,462)	3,528

Net loss before income taxes	(691,562)	(597,168)	(2,218,691)	(2,372,120)
Income tax provision	-	-	-	-
Net loss	$(691,562)	$(597,168)	$(2,218,691)	$(2,372,120)

Loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.08)	$(0.09)

Weighted average common shares outstanding – basic and diluted	27,158,196	26,546,335	27,114,973	25,992,965

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30, 2008	Nine months ended November 30, 2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,218,691)	$(2,372,120)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,916	1,195
Stock based compensation expense	1,679,066	1,645,040
Non-cash stock issued for services	16,000	50,063
Gain on sale of asset	(55)	-
Changes in operating assets and liabilities:
Other receivables	70,528	971
Accounts payable	(53,249)	90,895
Accrued expenses:
Accrued payroll	(9,603)	(13,438)
Accrued interest	(11,156)	1,680
Deferred officer compensation	-	(18,865)
Net cash used in operating activities	(525,244)	(614,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(123)	(3,956)
Proceeds from sale of asset	400	-
Purchase of intangible asset-website development	-	(72,540)
Purchases and renewal of intangible assets – domain names	(207,122)	(145,298)
Net cash used in investing activities	(206,845)	(221,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	-	(16,354)
Proceeds from loan – director/stockholder	145,000	-
Payments on loan – director/stockholder	(39,537)	-
Note payable-shareholder	-	(70,000)
Payments received on stockholder subscription receivables	413,832	1,067,250
Proceeds from issuance of stock	107,141	-
Proceeds from exercise of stock options	114,072	-
Net cash provided by financing activities	740,508	980,896

Net change in cash and cash equivalents	8,419	144,523
Cash and cash equivalents, beginning of period	67,161	8,933
Cash and cash equivalents, end of period	$75,580	$153,456

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Cash payments for interest	$19,021	$-
Intangible assets-domain name renewals incurred with accounts payable	$-	$71,360
Common stock issued in lieu of rent payments owed a director of the Company included in Accounts Payable	$-	$(33,125)
Accounts payable added back that were previously paid with stock and subsequently cancelled	$31,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

DigitalTown, Inc (the “Company”) formed an advisory board in August 2008 to lead the next stages of development for the Company as it constructs and integrates approximately 27,000 online communities into a social “civic and school spirit” network serving students, alumni, schools, local towns and their citizens.  The advisory board is made up of innovative leaders in the technology, entertainment, sports and content fields who are affiliated with companies deeply rooted in interactive media.  The advisory board members are based in the greater Los Angeles area where the strategic planning and creative development will generally take place.  This network, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the Internet domain names associated with all of these high school communities.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At November 30, 2008, the Company had an accumulated deficit of $16,575,722.  Subsequent to November 30, 2008, the Company has received no additional proceeds from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least November 30, 2009.  In the event the Company is unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim nine-month period ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending February 28, 2009. The February 29, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended February 29, 2008.

Principles of Consolidation

The Company files consolidated financial statements that include its controlled Subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Stock-Based Compensation

The Company follows the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” in accounting for its stock-based compensation.  This standard requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values. The fair value of the Company’s stock options issued under the requirements of SFAS No. 123(R) have been estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Incremental shares attributable to the assumed exercise of stock options for the three and nine months ended November 30, 2008 and 2007 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

As of November 30, 2008 and 2007, the Company had stock options outstanding of 4,088,000 and 3,427,000 respectively.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Intangible Assets

Intangible assets are as follows:

	November 30,	February 28,
	2008	2008
Domain names	$809,316	$654,333
Website development and portal costs	-	72,540
Less accumulated amortization	-	-
Less impairment of domain names	-	(52,139)
Less impairment of website development costs	-	(72,540)
	$809,316	$602,194

Since the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

During the nine months ended November 30, 2008, the Company incurred $203,344 for license renewals and $3,778 in additional domain name purchases.

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

Note 3. Stockholders Equity

Stock Transactions

During the quarter ended November 30, 2008, the Company issued 7,375 common shares at an average price of $1.72 per share for the exercise of stock options and received cash proceeds of $12,685.

On November 15, 2008, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended August 31, 2008, the Company entered into stock purchase agreements and issued 29,285 restricted common shares at a price of $2.60 per share, for total cash proceeds of $76,141.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the quarter ended August 31, 2008, the Company issued 39,500 common shares at an average price of $2.57 per share for the exercise of stock options and received cash proceeds of $101,387.

On August 28, 2008, the Company cancelled 10,690 common shares that were previously issued for payment of accounts payable for services.  The agreement with the vendor was cancelled and the shares were put back into treasury stock.  The accounts payable to this vendor was recorded back into the accounts payable aging.  That same day, the Company re-issued and sold the 10,690 common shares at $2.90 per share, valued at $31,000 to a current shareholder and received cash proceeds of $31,000.

On August 15, 2008, the Company issued 1,412 restricted common shares at $4.25 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees.

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchaser for a total purchase price of $1,842,108 which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of November 30, 2008, the entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of January 14, 2009, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable balance at November 30, 2008.  The Company will record those future cash receipts to Additional Paid in Capital when received.

Note 4. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2008, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options vary from one year to five years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s consolidated financial statements as of and for the three and nine months ended November 30, 2008 and 2007, reflect the impact of SFAS 123(R).  For the three months ended November 30, 2008, the Company granted stock options to three consultants allowing for the purchase of up to an aggregate of 210,000 shares of common stock, with a weighted-average-grant-date fair value of $2.67. Total stock compensation expense for all option grants was $507,326 and $336,314 for the three months ended November 30, 2008 and 2007, respectively.  For the nine months ended November 30, 2008 and 2007, the Company has recorded $1,679,066 and $1,645,040 in stock compensation expense, respectively.  This expense is included in selling, general and administrative expense. As of November 30, 2008, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three and nine months ended November 30, 2008 basic loss per common share by $0.02 and  $0.06,  respectively. There remains $733,377 of total unrecognized compensation expense, which is expected to be recognized over future periods through August 31, 2010.

The following table summarizes information about the Company’s stock options:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding - February 28, 2007	3,125,000	$1.725	-	-
Granted	622,000	3.019	-	-
Canceled or expired	(299,500)	(1.936)	-	-
Exercised	(25,000)	(1.725)	-	-
Options outstanding - February 29, 2008	3,422,500	$1.942		-
Granted	975,000	4.919
Canceled or expired	(262,625)	2.083
Exercised	(46,875)	2.163
Options outstanding – November 30, 2008	4,088,000	$2.640	3.28	$-
Exercisable at November 30, 2008	3,801,250	$2.593	3.22	$-

(1)	The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 5. Related Party Transactions

The Company entered into a five year lease with a director of the Company for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended November 30, 2008 and 2007 totaled $7,950 and $7,950, respectively.  The Company’s total lease payments made to the director for the nine months ended November 30, 2008 and 2007 was $23,850 and $23,850, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Minimum lease payments at November 30, 2008 are as follows:

FY 2009-remainder	$7,950
FY 2010	31,800
FY 2011	31,800
FY 2012	25,175
$96,725

Loan from Director/Stockholder

As of November 30, 2008, the Company had an outstanding working capital loan of $105,463 from a director/stockholder.  The loan is due on demand and bears annual interest at 6.5%.  The Company made principal payments of $39,537 during the three months ended November 30, 2008.  Interest expense incurred on this loan for the three and nine months ended November 30, 2008 was $2,783 and $7,865, respectively.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2007	$2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	5,030,795
Cash collected	(413,832)
Receivable balance at November 30, 2008	$4,616,963

Summary of outstanding subscriptions:
2006 subscriptions	$1,366,963
October 5, 2007 subscriptions	3,250,000
$4,616,963

No interest has been charged on these subscription agreements.  The Company has collected no additional outstanding subscription receivables for the period from December 1, 2008 to January 14, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2008 and its results of operations for the three and nine months ended November 30, 2008 and 2007, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2008, contains forward-looking statements within the meaning of Section 27A of Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown, Inc (the “Company”) formed an advisory board in August 2008 to lead the next stages of development for the Company as it constructs and integrates approximately 27,000 online communities into a social “civic and school spirit” network serving students, alumni, schools, local towns and their citizens.  The advisory board is made up of innovative leaders in the technology, entertainment, sports and content fields who are affiliated with companies deeply rooted in interactive media.  The advisory board members are based in the greater Los Angeles area where the strategic planning and creative development will generally take place.  This network, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the Internet domain names associated with all of these high school communities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2008 and 2007

Selling, general and administrative expenses for the most current three months increased by $90,651 to $688,833 compared to a year ago due to an increase in stock option expense of $171,012 for the most current three months.  Excluding stock compensation expense, selling, general, and administrative expenses were $181,506 for the three months ended November 30, 2008 compared to $261,868 for the three months ended November 30, 2007.  The decrease in selling, general, and administrative expenses of $80,362 for the two comparable quarters was primarily due to a decrease in filing fees of $70,549, compensation expense of $26,680 due to lower headcount, and investor relations expense of $26,114.  The decreases were offset by an increase in professional fees of $46,958.  The Company’s overall net loss for the current three months increased by $94,394 to $691,562.

NINE MONTHS ENDED NOVEMBER 30, 2008 and 2007

Selling, general and administrative expenses for the current nine months decreased by $164,419 to $2,211,229 compared to a year ago.  Excluding stock compensation expense, selling, general, and administrative expenses were $532,163 for the nine months ended November 30, 2008 compared to $730,607 for the nine months ended November 30, 2007.  The decrease in selling, general, and administrative expenses of $198,444 for the two comparable periods was primarily due to a decrease in filing fees of $71,473, compensation expense of $55,828 due to lower headcount, investor relations of $42,062, professional fees of $14,685 and automobile expense of $13,489.  The Company’s overall net loss for the current nine months decreased by $153,429 to $2,218,691.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2008

The Company’s cash position at November 30, 2008 was $75,580, an increase of $8,419 from $67,161 at February 29, 2008.  During the nine months ended November 30, 2008, net cash used in operating activities was $525,244 compared to cash used of $614,579 for the comparable period.  The current cash used in operations was primarily due to losses from operations, and decreases in accounts payable, accrued payroll and accrued interest offset by stock based compensation expense, a non-cash stock payment offset by a decrease in other receivables.  Net cash used in investing activities for the nine months ended November 30, 2008 was $206,845 compared to cash used of $221,794 for the comparable period.  For the nine months ended November 30, 2008, $203,344 was used for the renewal of existing domain names and $3,778 was used for the purchase of additional domain names and $123 for purchase of fixed assets offset by $400 received from the sale of an asset.  Net cash provided by financing activities for the nine months ended November 30, 2008 was $740,508 compared to cash provided of $980,896 for the comparable period.  The 2008 activity consisted of a $105,463 net  working capital loan from a director/stockholder of the Company and payments received on stockholder subscription receivables of $413,832, exercise of stock options of $114,072 and proceeds from issuance of stock pertaining to stock purchase agreements of $107,141.

Our current average monthly operating expenses for the nine months ended November 30, 2008, adjusted for non-cash stock based compensation of $1,679,066 and non-cash stock issued for director fees of $16,000, was approximately $58,000 per month. We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. We anticipate that any additional financing could be through the sale of our common stock, other equity-based securities or issuance of debt instruments.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of November 30, 2008, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Company's chief executive officer ("CEO") and the chief financial officer ("CFO") we evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) to insure that the Company records, processes, summarizes and reports in a timely and effective manner the information required to be disclosed in reports filed with or submitted to the Securities and Exchange Commission. Based on that evaluation and in taking into account the limited number of employees noted in the following paragraph, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective in timely bringing to their attention material information related to the Company required to be included in the Company's periodic Securities and Exchange Commission filings. Since the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls.

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

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 29, 2008.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2008, the Company issued 7,375 common shares at an average price of $1.72 per share for the exercise of stock options and received cash proceeds of $12,685.

On November 15, 2008, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended August 31, 2008, the Company entered into stock purchase agreements and issued 29,285 restricted common shares at a price of $2.60 per share, valued at $76,141.

During the quarter ended August 31, 2008, the Company issued 39,500 common shares at an average price of $2.57 per share for the exercise of stock options and received cash proceeds of $101,387.

On August 28, 2008, the Company cancelled 10,690 common shares that were previously issued for payment of accounts payable for services.  The agreement with the vendor was cancelled and the shares were put back into treasury stock.  The accounts payable to this vendor was recorded back into the accounts payable aging.  The Company re-issued and sold the 10,690 common shares at $2.90 per share, valued at $31,000 to a current shareholder and received cash proceeds of $31,000.

On August 15, 2008, the Company issued 1,412 restricted common shares at $4.25 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2008 has previously been reported.
(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.1	Articles of Incorporation, as amended (1)	Previously Filed
3.2	Bylaws (1)	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: January 14, 2009

Richard A. Pomije, CEO

John A. Witham, CFO