Form 10-K/A
period 2008-02-29
DigitalTown, Inc.
filed 2009-02-13
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO.1

Form 10-K/A

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

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Form 10-K for the fiscal year ended February 29, 2008, which amends the Company’s Form 10-K originally filed on May 27, 2008, is being filed to disclose Jeff Mills as the related party that the Company leases office space from in PART III, Item 13 and in Note 8 – Related Party Transactions, in the notes to Consolidated Financial Statements and to correct the Beneficial Ownership Table in PART III, Item 12 to include all individuals (including any “group”) that are beneficial owners of more than 5% of any class of the Company’s voting securities and to include shares that the beneficial owner has the right to acquire in the next 60 days.  Also, Exhibit 10.1-Lease Agreement with Jeff Mills, Exhibit 10.3 Stock Subscription Agreements, Exhibit 21 – List of Wholly Owned Subsidiaries, and Exhibit 23.1-Consent of Independent Registered Public Accounting Firm have been filed with this amendment and listed in PART IV, Item 15(b) of the amendment.  The amendment also amends the signatures included on the original Form 10-K to include the Chairman/Director (Principal Executive Officer),  Chief Financial Officer (Principal Financial Officer), Controller (Principal Accounting Officer) and a majority of the Directors.

As a result of this Amendment No.1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits 31 and 32 to the original filing have been re-executed and re-filed as of the date of this Amendment No. 1 on Form 10-K.

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

Page

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

Page

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

Page

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

Page

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

	February 29,	February 28,
Balance Sheet Data	2008	2007
Total Assets	$ 746,620	$ 453,069
Total Liabilities	126,140	284,008
Stockholders’ Equity	620,480	169,061

Operating Statement Data	For the year ended February 29, 2008	For the year ended February 28, 2007
Operating expenses	$ 2,696,010	$ 5,740,928
Loss from operations	(2,696,010)	(5,740,928)
Other income (expense), net	1,131	(819)
Net loss	$ (2,694,879)	$ (5,741,747)

Loss per common share-basic and diluted	$(0.10)	$(0.42)
Weighted average shares outstanding-basic and diluted	26,035,952	13,537,116

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

Page

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

Page

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

Page

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

Page

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	24

Consolidated Financial Statements:
Consolidated Balance Sheets	25
Consolidated Statements of Operations	26
Consolidated Statements of Stockholders' Equity	27
Consolidated Statements of Cash Flows	28
Consolidated Notes to Financial Statements	29-39

Page

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

Page

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

Page

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

Page

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

Page

Summary Compensation Table

Name and Principle Position	Fiscal year	Salary	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard Pomije, Chairman & CEO	2008	$180,192	$ 0	$ 45,544	$ 225,736
	2007	$185,000	$4,312,420	$ 12,952	$ 4,510,372

David Pomije, former CEO	2007	$ 0	$ 431,242	$ 0	$ 431,242

Mike Davis, CTO	2008	$ 0	$ 151,051	$ 0	$ 151,051

(1)

Option awards reflect the Black-Sholes values used for expensing options in the Company’s income statement.  For additional information, see Note 7 of the Company’s financial statements.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods

(2)	Automobile expenses.
(3)	Board member fees
(4)	Health insurance.

PTIONS GRANTED IN THE LAST FISCAL YEAR

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

Page

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

The following table summarizes cash payments and stock awards for the year ended February 29, 2008:

Name	Cash Earned	Stock Awards	Total	Period
Richard Pomije	$ 1,000	$ 5,500	$ 6,500	March 2007- March 2008
Jeff Mills	$ -	$ 7,500	$ 7,500	January 2007-March 2008
Pierce McNally	$ -	$ 5,000	$ 5,000	June 2007-March 2008
Gary Hall	$ -	$ 3,500	$ 3,500	September 2007-March 2008

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Page

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije (CEO,director)	19,239,566(2)	65.05(2)
Jeff Mills (director)	419,033	1.55%
Pierce McNally (director)	15,503.06%
Gary Hall (director)	1,515.01%
Paul R. Gramstad (contract CFO)	680	-
Thomas B. Pomije	2,141,844	7.95%

All directors and executive officers as a group (5)	17,176,297	63.43%

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

(2)

Mr. Pomije has the right to acquire 2,500,000 shares through the exercise of stock options within 60 days.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. Pomije’s beneficial shares.

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

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DigitalTown, Inc. leases from Jeff Mills, a director of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The future rent obligations of this lease as of February 29, 2008 totaled $120,575.

ITEM 14.  Independent Registered Public Accounting Firm Fees.

Carver Moquist & O’Connor, LLC (CMO) served as the Company’s independent registered public accounting firm during fiscal 2008 and 2007.  The Company’s audit committee has engaged CMO to perform three quarterly reviews in fiscal 2008.

During the fiscal years ended February 29, 2008 and 2007, the following was paid to CMO:

Page

	2008	2007
Audit fees (1)	$ 41,599	$ 36,732
Total other fees (2)		$ 1,215

(1) Total fees include the annual audit and quarterly review fees.  Billing for out-of-pocket costs are not included.

(2) Fees in connection with the Company’s S-8 filing

During the fiscal years ended February 29, 2008 and 2007, the following was paid to Micheal G. Kissell, LTD:

	2008	2007
Tax fees	$ 120	$ 1,810

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

Page

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 29, 2008 and February 28, 2007

(b)

Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Lease agreement with Jeff Mills
10.2	1996 Employee Stock Option Plan, as amended to date (1)
10.3	Stock Subscription Agreements
22.1	List of wholly owned subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350

Page

(1) Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, INC.

Dated: February 13, 2009	By: /s/ Richard A. Pomije
Richard A. Pomije, Chairman, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 13, 2009	By: /s/ Richard A. Pomije
Richard A. Pomije, Chairman, Director (Principal Executive Officer)

Dated: February 13, 2009	By: /s/ Jan K. Andersen
Jan K. Andersen, Chief Executive Officer, Director

Dated: February 13, 2009	By: /s/ John A. Witham
John A. Witham, Chief Financial Officer, (Principal Financial Officer)

Dated: February 13, 2009	By: /s/ Paul R. Gramstad
Paul R. Gramstad, Controller (Principal Accounting Officer)

Dated: February 13, 2009	By: /s/Jeff Mills
Jeff Mills, Director

Page

Dated: February 13, 2009	By: /s/ Pierce McNally
Pierce McNally, Director

DigitalTown, Inc.

(formerly BDC Capital, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Page

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

/s/ Carver Moquist & O’Connor, LLC

Bloomington, Minnesota

May 22, 2008

Page

DigitalTown, Inc.

(formerly BDC Capital, Inc.)

 CONSOLIDATED BALANCE SHEETS

ASSETS
	February 29, 2008	February 28, 2007
Current assets:
Cash	$ 67,161	$ 8,933
Other receivables	70,528	999
Total current assets	137,689	9,932
Property and equipment, net	6,737	1,579
Intangible assets, net	602,194	441,558
Total assets	$ 746,620	$ 453,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 100,683	$ 137,144
Advances from stockholders	-	16,354
Accrued expenses:
Accrued payroll	14,301	32,169
Accrued interest	11,156	9,476
Deferred officer compensation	-	18,865
Notes payable – stockholder	-	70,000
Total current liabilities	126,140	284,008
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,081,750 and 25,701,500 shares issued and outstanding at February 29, 2008 and February 28, 2007, respectively	270,812	257,010
Additional paid-in-capital	19,737,494	14,521,673
Subscription receivable	(5,030,795)	(2,947,470)
Accumulated deficit	(14,357,031)	(11,662,152)
Total stockholders’ equity	620,480	169,061
Total liabilities and stockholders’ equity	$ 746,620	$ 453,069

The accompanying notes are an integral part of these consolidated financial statements.

Page

DigitalTown, Inc

(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 29, 2008	Year ended February 28, 2007

Operating expenses:
Selling, general and administrative expenses	$ 2,696,010	$ 5,740,928
Loss from operations	(2,696,010)	(5,740,928)
Other income (expense)
Interest expense	(1,680)	(5,600)
Other income	2,811	4,781
Total other income (expense)	1,131	(819)

Net loss before income taxes	(2,694,879)	(5,741,747)
Income tax provision	-	-
Net loss	$ (2,694,879)	$ (5,741,747)

Loss per common share – basic and diluted	$ (0.10)	$ (0.42)

Weighted average common shares outstanding – basic and diluted	26,035,952	13,537,116

The accompanying notes are an integral part of these consolidated financial statements.

Page

DigitalTown, Inc.

(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended February 29, 2008 and February 28, 2007

	Preferred Stock		Common Stock		Additional
	Series A				Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 28, 2006-(1)	20,000,000	$ 200,000	5,701,500	$ 57,010	$ 9,368,100	$ (3,550,000)	$ (5,920,405)	$ 154,705
Payments received on subscription agreements	-	-	-	-	-	602,530	-	602,530
Pay finders fee on common stock issued	-	-	-	-	(20,000)	-	-	(20,000)
Preferred stock converted to common stock on a 1 for 1 share basis, both common and preferred par value stated at $.01 per share	(20,000,000)	(200,000)	20,000,000	200,000	-	-	-	-
Stock based compensation	-	-	-	-	5,173,573	-	-	5,173,573
Net loss	-	-	-	-	-	-	(5,741,747)	(5,741,747)
Balance February 28, 2007	-	-	25,701,500	257,010	14,521,673	(2,947,470)	(11,662,152)	169,061
Stock issued in subscription agreements	-	-	1,300,000	13,000	3,237,000	(3,250,000)	-	-
Payments received on subscription agreements	-	-	-	-	-	1,166,675	-	1,166,675
Stock based compensation	-	-	-	-	1,800,811	-	-	1,800,811
Common stock issued for payment of accounts payable and services	-	-	46,190	461	113,726	-	-	114,187
Common stock issued for director fees	-	-	9,060	91	21,409	-	-	21,500
Stock options exercised	-	-	25,000	250	42,875	-	-	43,125
Net loss	-	-	-	-	-	-	(2,694,879)	(2,694,879)
Balance February 29, 2008	-	-	27,081,750	$ 270,812	$19,737,494	$(5,030,795)	$(14,357,031)	$ 620,480

(1) The beginning balances as of February 28, 2006 were retrospectively adjusted for  the 1 for 75 reverse  stock split which occurred on October 4, 2006.

The accompanying notes are an integral part of these consolidated financial statements.

Page

DigitalTown, Inc.

(formerly BDC Capital, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended February 29, 2008	Year ended February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,694,879)	$ (5,741,747)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,615	1,185
Intangible asset impairment charges	124,679	-
Stock based compensation expense	1,800,811	5,173,573
Non-cash stock issued for services	81,062	-
Non-cash stock issued for rent	26,500	-
Non-cash stock issued for director fees	21,500	-
Changes in operating assets and liabilities:
Other receivables	(69,529)	(999)
Prepaid expenses	-	2,019
Accounts payable	(60,958)	126,480
Accrued expenses:
Accrued payroll	(17,868)	32,169
Accrued interest	1,680	5,600
Deferred officer compensation	(18,865)	18,865
Net cash used in operating activities	(803,252)	(382,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,773)	-
Purchases and renewal of intangible assets – domain names	(181,653)	(224,063)
Purchase of intangible asset – website development	(72,540)	-
Net cash used in investing activities	(261,966)	(224,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	(16,354)	15,556
Note payable-shareholder	(70,000)	-
Payments received on stockholder subscription receivables	1,166,675	582,530
Payments received from exercise of stock options	43,125
Net cash provided by financing activities	1,123,446	598,086

Net change in cash and cash equivalents	58,228	(8,832)
Cash and cash equivalents, beginning of period	8,933	17,765
Cash and cash equivalents, end of period	$ 67,161	$ 8,933

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Intangible assets-domain name renewals incurred with accounts payable	$ 31,122	$ -
Common stock issued in lieu of rent payments owed a director of the Company included in accounts payable	$ (6,625)	$ -
Common stock issued with subscription agreements	$ 3,250,000	$ -
Cash paid for interest	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Page

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

Page

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

Page

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

Page

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

Page

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

Page

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

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$ 2,260,000	$ 1,939,000
Stock compensation	2,634,000	1,966,000
Total deferred tax assets	4,894,000	3,905,000
Valuation allowance	(4,894,000)	(3,905,000)
Net deferred tax assets	$ -	$ -

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 29, 2008 and February 28, 2007 is as follows:

	2008	2007
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.0%
Non-deductible items	(1.0)%	-
Change in valuation allowance	(37.0)%	(38.0)%

Effective tax rate	0.0%	0.0%

Page

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

Page

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

Page

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

The following table summarizes information about the Company’s stock options as of February 29, 2008 and changes during the year ended February 29, 2008:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2006	422,200	$ 1.04	-	-
Granted	3,125,000	1.725	-	-
Canceled or expired	(422,200)	(1.04)	-	-
Exercised	-	-	-	-
Options outstanding - February 28, 2007	3,125,000	$ 1.725	-	-
Granted	622,000	3.019	-	-
Canceled or expired	(299,500)	(1.936)	-	-
Exercised	(25,000)	(1.725)	-	-
Options outstanding - February 29, 2008	3,422,500	$ 1.942	3.74	$ 1,226,238
Exercisable at February 29, 2008	3,313,109	$ 1.964	3.64	$ 1,113,771

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 8. Related Party Transactions

The Company entered into a 5 year lease with Jeff Mills, a director of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent

Page

DigitalTown, Inc.

(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2008 and February 28, 2007

of $3,650. The Company previously sub-leased from Jeff Mills, a director of the Company, 1,000 square feet of space at the same location at a monthly rent of $750 renewable monthly.  The Company’s lease payments made to the director for the years ended February 29, 2008 and February 28, 2007 totaled $31,800 and $12,827, respectively.  On October 5, 2007, the Company issued 13,250 restricted common shares, valued at $33,125, to the director for rent payments due for the period of December 16, 2006 through December 31, 2007.

Minimum lease payments at February 29, 2008 are as follows:

2009	$ 31,800
2010	31,800
2011	31,800
2012	25,175
$ 120,575

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

Page

DigitalTown, Inc.

(formerly BDC Capital, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2008 and February 28, 2007

•

If the purchaser sells these common shares, the purchaser shall be entitled to an amount equal to 200% of the original purchase price of each share and the Company shall be entitled to 50% of any additional net sales proceeds from the stock sale.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2006	$ 3,550,000
Cash collected	(602,530)
Receivable balance at February 28, 2007	2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	$ 5,030,795

Summary of outstanding subscriptions:
2006 subscriptions	$ 1,780,795
October 5, 2007 subscriptions	3,250,000
$ 5,030,795

No interest has been charged on these subscription agreements.  The Company has collected approximately $65,000 of additional outstanding subscription receivables for the period from March 1, 2008 to May 20, 2008.

Page