Form 10-K
period 2009-02-28
DigitalTown, Inc.
filed 2009-04-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2009

|__|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.

(Name of registrant in its charter)

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

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $ 21,706,801 as of the last day of the Company’s most recently completed fourth fiscal quarter, when the last reported sales price was $ 2.75.

There were 27,083,290 shares of the registrant’s common stock outstanding as of April 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

Item 14.	Principle Accountants and Fees and Services	24

	PART IV	27

Item 15.	Exhibits, Financial Statement Schedules	27

	SIGNATURES	27

PART I

ITEM 1.   BUSINESS

GENERAL

DigitalTown, Inc. (the “Company”) hired a CEO in January 2009 with extensive internet experience and has engaged a development company to complete phase one of the development of their nearly 27,000 high school domain names.  The expected launch date for phase one is the second quarter of fiscal year 2010.

The Company formed an advisory board in August 2008 to advise them on constructing and integrating their approximately 27,000 online communities into a social “civic and school spirit” network serving students, alumni, schools, local towns and their citizens.  The advisory board is made up of innovative leaders in the technology, entertainment, sports and content fields who are affiliated with companies deeply rooted in interactive media.  The advisory board members are based in the greater Los Angeles area.  This network, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the Internet domain names associated with all of these high school communities.

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 changed its name to CyberStar Computer Corporation. In August 2000, the Company changed its name to eNetpc, Inc. In December 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940 and changed its name to BDC Capital Inc. On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status. As part of that plan, the Company changed its name to DigitalTown, Inc. on March 1, 2007.   The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet address is www.digitaltown.com.   The company is traded in the over-the- counter market under the ticker DGTW.

Current Intellectual Property of DigitalTown, Inc.

PC Related domains:  BuildtoOrderPc series, including Laptopcomputers.com and Notebookcomputers.com.

GoSchools.com domains:   Specializing in High School domain names.

Page

EMPLOYEES

As of April 14, 2009, DigitalTown, Inc. has three employees.  The Company’s employees are not represented by a union.  The Company considers its relations with its employees to be outstanding.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  The loss for the years ended February 28, 2009 and February 29, 2008 was $2,964,062 and $2,694,879 respectively and future losses are likely to occur.  Our accumulated deficit at February 28, 2009 is $17,321,093. As of February 28, 2009, there exists negative working capital of $98,891. We have negative cash flows from operations of $663,263. Accordingly, we may experience liquidity and cash flow problems if we are not able to collect on our stock subscription receivables as needed or raise additional capital on acceptable terms.

Material terms of the subscription agreements received by the Company on August 31, 2005 for 78,376 restricted common shares and on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

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

Material terms of the subscription agreements received by the Company on October 5, 2007, for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000) are as follows:

•

The price per share of $2.50 was based on the closing price on October 4, 2007.

•

At 24 months, 1/36 payments are due monthly.

Page

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

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108 which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of February 28, 2009, the entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of April 14, 2009, no payments have been received for those excess proceeds. The Company will record these future cash receipts as Additional Paid in Capital when received.

As of February 28, 2009, the Company had stock subscription receivables of $4,506,963 and for the twelve months ended February 28, 2009, the Company received stock subscription payments of $523,832.  The following table summarizes the stock subscription receivable, by quarter, for the twelve months ended February 28, 2009:

Quarter Ended	Total Balance Due	Total Amount Collected	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2008	$ 5,030,795
May 31, 2008	4,919,162	$ 111,632	-	-
August 31, 2008	4,708,562	210,600	-	-
November 30, 2008	4,616,963	91,600	-	-
February 28, 2009	4,506,963	110,000	-	-

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005 and December 30, 2005 requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted, the protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock are

Page

less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.

We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses are approximately $62,000 per month.  We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months.

We May Need to Raise Additional Capital to Finance Operations

Funding of our operations has relied almost entirely on the collections of outstanding subscription receivables.  We will need to raise additional capital to fund our anticipated operating expenses and future development, design and launching of portals for each school website.  We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB). Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  It is the Company’s desire to have its common stock traded on a national exchange.

Page

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Richard Pomije, our Chairman and Secretary/Treasurer and Jan Andersen, our CEO.  We cannot assure you that we would be able to find appropriate replacement for either of them or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have an employment agreement with Mr. Pomije or Mr. Andersen nor do we presently maintain key-man life insurance policies on them.

We Could Fail to Renew our Domain Names on a timely basis

Our future success depends, in significant part, on the continued renewal of our domain names on a timely basis.  In order to retain the rights to our domain names, they need to be renewed on an annual basis by paying the annual renewal fee within a specified time period.  If the domain names are not renewed within the specified time period, they become available to the general public and the rights could be obtained by any outside third party if they paid the annual renewal fee.  Any loss of rights in our domain names could adversely effect our ability to develop our business plan.  The Company does have controls and procedures in place to ensure that all domain names are renewed in a timely manner.

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

•

Price and volume fluctuations in the overall stock market from time to time;

Page

•

Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or leaps, or short trading positions;

•

Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•

General economic conditions and trends;

•

Loss of a major funding source; or

•

Departures of key personnel

ITEM 2.  PROPERTIES

DigitalTown, Inc. leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  The future rent obligations of this lease as of February 28, 2009 totaled $88,775.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2009 and February 29, 2008.

Fiscal Year 2009	Low	High
First Quarter	$1.90	$3.35
Second Quarter	2.50	6.10
Third Quarter	2.00	4.50
Fourth Quarter	1.50	3.50

Fiscal Year 2008	Low	High
First Quarter	$1.70	$3.05
Second Quarter	2.35	5.35
Third Quarter	2.25	3.50
Fourth Quarter	2.00	3.50

Page

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of April 14, 2009, there were approximately 100 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc.  as of February 28, 2009 and February 29, 2008 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,	February 29,
Balance Sheet Data	2009	2008
Total Assets	$ 858,203	$ 746,620
Total Liabilities	142,805	126,140
Stockholders’ Equity	715,398	620,480

Operating Statement Data	For the year ended February 28, 2009	For the year ended February 29, 2008
Revenue	$ -	$ -
Operating expenses	2,958,069	2,696,010
Loss from operations	(2,958,069)	(2,696,010)
Other income (expense), net	(5,993)	1,131
Net loss	$ (2,964,062)	$ (2,694,879)

Loss per common share-basic and diluted	$(0.11)	$(0.10)
Weighted average shares outstanding-basic and diluted	27,125,928	26,035,952

Cash Flow Statement Data	For the year ended February 28, 2009	For the year ended February 29, 2008
Net cash used in operating activities	$ (663,263)	$ (803,252)
Net cash used in investing activities	(207,796)	(261,966)
Net cash provided by financing activities	847,812	1,123,446
Net change in cash	(23,247)	58,228
Cash and cash equivalents, beginning of period	67,161	8,933
Cash and cash equivalents, end of period	$ 43,914	$ 67,161

Page

The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2009 and February 29, 2008, which should be read in conjunction with, and is qualified in its entirety by, the financial audited statements and notes thereto included elsewhere in this report.

Company Overview

DigitalTown, Inc. (the “Company”) hired a CEO in January 2009 with extensive internet experience and has engaged a development company to complete phase one of the development of their nearly 27,000 high school domain names.  The expected launch date for phase one is the second quarter of fiscal year 2010.

The Company formed an advisory board in August 2008 to advise them on constructing and integrating their approximately 27,000 online communities into a social “civic and school spirit” network serving students, alumni, schools, local towns and their citizens.  The advisory board is made up of innovative leaders in the technology, entertainment, sports and content fields who are affiliated with companies deeply rooted in interactive media.  The advisory board members are based in the greater Los Angeles area.  This network, when complete, will connect approximately 27,000 local online spirit sites formed around a town and its high school and will include easy-to-use and free features such as email, alumni communication and reunion tools, calendar and organizing tools for boosters, personal profiles, photo, video and music sharing and timely community news.  The Company owns the Internet domain names associated with all of these high school communities.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

To-date, the Company has not yet begun to develop a revenue stream from its operations.

Selling, general and administrative expenses for the year ended February 28, 2009 increased by $262,059 to $2,958,069 compared to a year ago due to a $522,124 non-cash increase in stock option expense for the current year.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $635,134 for the year ended February 28, 2009 compared to $895,199 for the year ended February 29, 2008.  The decrease in selling, general, and administrative expenses of $260,065 for the two comparable periods was primarily due to decreases in professional fees, payroll expense and investor relations expense. The Company’s overall net loss for the year ended February 28, 2009 increased by $269,183 to $2,964,062 compared to the year ended February 29, 2008.

Page

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2009 was $43,914, a decrease of $23,247 from $67,161 at February 29, 2008.  During the year ended February 28, 2009, net cash used in operating activities was $663,263 which was primarily due to losses from operations compared to net cash used of $803,252 for the comparable period.  Net cash used in investing activities for the year ended February 28, 2009 was $207,796 which was primarily used for the renewal of existing and the purchase of additional domain names as compared to net cash used of $261,966 for the comparable period.  The decrease was due to fewer new domain names being purchased in fiscal 2009.  Net cash provided by financing activities for the year ended February 28, 2009 was $847,812 which consisted of payments received on stockholder subscription receivables of $523,832, proceeds from director/stockholder loan of $145,000 less principal payments on loan of $42,233, $114,073 of proceeds from the exercise of stock options and $107,140 of proceeds from the issuance of stock. For the comparable period for fiscal 2008, the Company received net cash provided by financing activities of $1,123,446 which was almost entirely from subscription receivables.

Monthly cash operating expenses for the year ended February 28, 2009, were approximately $55,000 per month. Based on current expense levels and actual increases in payroll expense the Company’s monthly operating expenses going forward will be approximately $62,000 per month.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2010 include $15,000 of web site development cost, monthly interest of $557 on its promissory note with Jeff Mills, a director and stockholder of the Company and approximately $210,000 for the renewal of existing and the purchase of additional domain names.  The promissory note has a balance due of $102,767 at February 28, 2009 and is payable upon demand.  The Company intends to pay the balance of the note in fiscal year 2010.  The Company currently relies on collection of its stock subscription receivables to fund its operations.  Material terms of the subscription agreements received by the Company on August 31, 2005 for 78,376 restricted common shares and on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

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

Material terms of the subscription agreements received by the Company on October 5, 2007, for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000) are as follows:

•

The price per share of $2.50 was based on the closing price on October 4, 2007.

•

At 24 months, 1/36 payments are due monthly.

Page

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

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchaser for a total purchase price of $1,842,108 which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of February 28, 2009, the entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of April 14, 2009, no payments have been received for those excess proceeds. The Company will record future cash receipts as Additional Paid In Capital when received.

As of February 28, 2009, the Company had stock subscription receivables of $4,506,963 and for the twelve months ended February 28, 2009, the Company received stock subscription payments of $523,832.  The following table summarizes the stock subscription receivable, by quarter, for the twelve months ended February 28, 2009:

Quarter Ended	Total Balance Due	Total Amount Collected	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2008	$ 5,030,795
May 31, 2008	4,919,162	$ 111,632	-	-
August 31, 2008	4,708,562	210,600	-	-
November 30, 2008	4,616,963	91,620	-	-
February 28, 2009	4,506,963	110,000	-	-

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005 and December 30, 2005 requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted, the protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock are

Page

less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.

We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Intangible Assets- Domain Names/Website Development Costs

The Company is in the development stage of its website portal, and accordingly, all costs including license renewals, associated with domain names expected to be utilized in its website portal and website development costs have been capitalized.  Since the ownership of each domain name can be renewed at a nominal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.  Amortization for any capitalized website development costs will start once a revenue generating site is in service.

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

Stock Based Compensation

Page

The Company follows Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” for recording its stock-based compensation arrangements.  This standard requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values. The fair value of the Company’s stock options issued under the requirements of SFAS No. 123(R) have been estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Recently issued accounting pronouncements:

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.  The Company does not expect FAS 157-2 to have an impact to the financial statements or reported earnings per share.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in our first quarter of fiscal 2010.  SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to

Page

dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company does not expect EITF 03-6-1 to have an impact to the financial statements or reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. Per FAS 142-3, this effective for financial statements for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company’s financial statements and in its financial position represents the potential loss arising from adverse changes in interest rates.  This risk is low as the Company has very limited debt and has no third-party debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	30

Consolidated Financial Statements:
Consolidated Balance Sheets	31
Consolidated Statements of Operations	32
Consolidated Statements of Stockholders' Equity	33
Consolidated Statements of Cash Flows	34
Notes to Consolidated Financial Statements	35-46

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).

Controls and Procedures.

Material Weaknesses Previously Disclosed

As discussed in Item 9A of our 2008 Annual Report on 10-K, as of February 29, 2008, we identified certain material weaknesses related to our accounting policies and procedures;

Page

1.

Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process in adequately preparing account reconciliations pertaining to stock option activity.

2.

The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions.

3.

Due to our small size, the Company did not maintain effective internal controls to assure segregation as the same employee was responsible for initiating and recording of transactions, thereby creating the segregation of duties weakness.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2009, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2009 and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 28, 2009, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Changes in Internal Control over Financial Reporting

During the fiscal quarter ending May 31, 2008, management implemented the following controls and procedures to remediate their material weaknesses;

Material weakness #1, #2 and #3;

•

Applying a more rigorous review of the quarterly close processes by the contract CFO to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained.

Additional controls for material weakness #1;

•

Reconciliation of internal stock option register with new options expensed on a quarterly basis; and

•

Review of new stock option agreements with CEO and Chairman on a quarterly basis.

During the fiscal quarter ending November 30, 2008, management implemented additional controls to further remediate their material weaknesses;

Page

Material weakness #1;

•

All new stock option agreements will be sequentially numbered; and

•

All new stock options granted will be documented in the board minutes including grantee, date of grant, number of options granted, exercise price, vesting terms, and length of agreement.

 Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(f) of the Exchange Act. We have designed our internal controls to provide reasonable, but not absolute, assurance that our financial statements are prepared in accordance with U.S. GAAP. We assess the effectiveness of our internal controls based on the criteria set forth in the Internal Control — Integrated Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission.  This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual filing. In performing the assessment, our management identified the following three material weaknesses in internal control over financial reporting as of February 28, 2009:

1.

Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process in adequately preparing account reconciliations pertaining to stock option activity;

2.

The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and

3.

Due to our small size, the Company did not maintain effective internal controls to assure segregation as the same employee was responsible for initiating and recording of transactions, thereby creating the segregation of duties weakness;

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of February 28, 2009.

During the fiscal quarter ended February 28, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation

In response to the material weaknesses in our internal controls noted above, we have formalized the following corrective procedures to remediate them;

Material weakness #1, #2 and #3;

•

Hired a seasoned contract CFO in September 2008 and retained our previous contract CFO as our contract Controller;

•

During the fiscal quarter ending May 31, 2008, applying a more rigorous review of the quarterly close processes by the Controller and CFO to ensure that the

Page

performance of the control is evidenced through appropriate documentation which is consistently maintained;

Additional controls for material weakness #1;

•

Reconciliation of internal stock option register with new options expensed on a quarterly basis;

•

Review of new stock option agreements with CEO and Chairman on a quarterly basis;

•

All new stock option agreements will be sequentially numbered; and

•

All new stock options granted will be documented in the board minutes including grantee, date of grant, number of options granted, exercise price, vesting terms, and length of agreement.

With the implementation of these corrective actions we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2010; however such procedures will not be tested until our first quarter close.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Page

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Richard A. Pomije	54	Chairman & Secretary/Treasurer
Jan K. Andersen	55	Chief Executive Officer/Director
John A. Witham (1)	57	Executive Vice President/Chief Financial Officer
Mike W. Davis (2)	47	Chief Technical Officer
Jeff Mills	47	Director
Pierce McNally	60	Director
Gary Hall	44	Director

(1)

– Mr. Witham is a contract CFO and not an employee of the Company

(2)

– Mr. Davis is a contract CTO and is not an employee of the Company

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

JAN K. ANDERSEN was named Chief Executive Officer/Director on January 27, 2009.  Mr. Andersen’s primary responsibility is development of the Company’s domain names.  For the past eight years, Mr. Andersen served as President and Chief Executive Officer of Bellacor.com, an internet sales company. Prior to Bellacor.com, Mr. Andersen was Vice President of Marketing at NetRadio.com, an internet streaming company.  Prior to NetRadio.com, Mr. Andersen held a number of senior level positions in the business development, sales and marketing area.  Mr. Andersen holds a B.A. Degree from Niels Brooks College, Copenhagen, Denmark and an MBA from St Thomas University.

JOHN A. WITHAM was named Executive Vice President and Chief Financial Officer on September 16, 2008.  Mr. Witham is primarily responsible for the overall financial reporting and capital structure of the Company.  For the past two years, Mr. Witham served as Executive Vice President and Chief Financial Officer at Wireless Ronin Technologies, a start-up software technology company in the digital signage industry.  Prior to Wireless Ronin Technologies, Mr. Witham spent two years in the financial consulting field.  Prior to that, he served as Executive Vice President and Chief Financial Officer at Metris Companies, a credit card issuer in the consumer finance industry.  Prior to Metris Companies, Mr. Witham held a number of senior level financial positions in the accounting and finance area.  Mr. Witham holds a B.A. in Accounting from Winona State University.

Page

MIKE W. DAVIS was appointed Chief Technology Officer on December 1, 2007.  Mr. Davis currently holds two positions; he has been the owner and President of Sihope Communications since 1995 and an Enterprise/Software Architect at Procedo Inc since 2006.  Mr. Davis has extensive experience as a Project Manager for large scale websites, the design and deployment of multi-site networking infrastructure and the design and direct development of multisystem/multiplatform migration software from various hardware/software compliance archives.

JEFF MILLS became a director in December 2003. Mr. Mills has worked for Xerox Corporation for the past 17 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several security licenses.

PIERCE MCNALLY became a director in March 2007.  For the past seven years, Mr. McNally has been a senior attorney at Gray Plant Mooty, a Minneapolis law firm, practicing in the areas of business law and entrepreneurial services.  Mr. McNally has extensive experience with small-cap, publicly traded companies and private startup and emerging companies.  An attorney and experienced investment and merchant banker, Mr. McNally has been active with start-up and small-cap growth companies in a variety of industries as a banker, investor, adviser, officer and director.  Currently, he serves as a director of several NASDAQ-listed and privately held companies throughout the United States and as a director of Rainy River Resources, Inc., a Minneapolis based private investment company.  Mr. McNally is a 1971 graduate of Stanford University and a 1978 graduate of the University of Wisconsin Law School.

GARY HALL became a director on August 1, 2007.  Mr. Hall currently holds three positions, he is the CEO and President of Social Managers, Inc, a social networking management company which he has been employed at since 2008, an Executive Consultant with Pringo since 2008 and an Executive Consultant/Owner of Reunion.com, Inc. since 2008.   Mr. Hall served as President of Pringo, a Los Angeles based social networking company from 2006 to 2008. Prior to that, Mr. Hall served as Vice President Business Development at Reunion.com, Inc. from 2002 to 2006.

Directors are elected at the annual meeting of the stockholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Page

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2009 and February 29, 2008 to the Chairman, Chief Executive Officer, Chief Financial Officer and the Chief Technolgy Officer. No other officers earned cash compensation in excess of $100,000 in fiscal 2009.

Summary Compensation Table

Name and Principle Position		Fiscal year	Salary	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard Pomije, Chairman & Secretary/Treasurer		2009	$ 226,731	$ 0	$ 36,224	$ 262,955
		2008	$ 180,192	$ 0	$ 45,544	$ 225,736

Jan K. Andersen, CEO/Director	(5)	2009	$ 7,692	$ 304,869	$ 0	$ 312,561

John A. Witham, EVP & CFO	(6)	2009	$ 73,750	$ 284,937	$ 0	$ 358,687

Mike Davis, CTO		2009	$ 0	$ 0	$ 0	$ 0
		2008	$ 0	$ 151,051	$ 0	$ 151,051

(1)

Option awards reflect the Black-Sholes values used for expensing options in the Company’s income statement.  For additional information, see Note 6 of the Company’s financial statements.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods

(2)	Automobile expenses.
(3)	Board member fees
(4)	Health insurance.
(5)	Jan K. Andersen started January 27, 2009
(6)	John A. Witham started September 15, 2008 as a contract CFO

Page

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 28, 2009.

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/share)	Grant Date Fair Value	Expiration date
Jan K. Andersen	1/27/2009	200,000	$3.000	$2.567	1/27/2014
Jan K. Andersen	1/27/2009	70,000	$7.500	$2.333	1/27/2014
Jan K. Andersen	1/27/2009	75,000	$15.000	$2.115	1/27/2014
John A. Witham	9/16/2008	100,000	$4.000	$3.413	9/16/2013

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2009.

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije	2,500,000	0	$1.725	11/6/2011
Jeff Mills	40,000	0	$1.725	11/6/2011
Pierce McNally	100,000	0	$1.725	11/6/2011
Mike W. Davis	10,000	0	$1.725	11/6/2011
Gary Hall	150,000	0	$4.500	7/26/2012
Mike W. Davis	50,000	0	$3.100	12/1/2012
Jan K. Andersen	100,000	100,000	$3.000	1/27/2014
Jan K. Andersen	0	70,000	$7.50	1/27/2014
Jan K. Andersen	0	75,000	$15.000	1/27/2014
John A. Witham	34,000	66,000	$4.000	9/16/2013

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS  IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company currently pays its directors a $500 monthly fee which the Company has the option to pay with the issuance of restricted common stock.  For the current fiscal year, the Company issued the following restricted common stock valued at $22,000 for the payment of directors fees:

Page

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees for a two month period.  The Company had prepaid $2,000 of the director fees due for the first quarter ended May 31, 2008 as of February 29, 2008.

On August 15, 2008, the Company issued 1,412 restricted common shares at $4.25 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On November 15, 2008, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On February 28, 2009, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

The following table summarizes the payment of director fees for the year ended February 28, 2009:

Name	Prepaid Fees at February 29, 2008	Stock Awards	Total	Period
Richard Pomije	$ 500	$ 5,500	$ 6,000	March 2008- February 2009
Jeff Mills	$ 500	$ 5,500	$ 6,000	March 2008- February 2009
Pierce McNally	$ 500	$ 5,500	$ 6,000	March 2008- February 2009
Gary Hall	$ 500	$ 5,500	$ 6,000	March 2008- February 2009

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2009 with respect to the number of shares of common stock beneficially owned by (i) each shareholder known by DigitalTown, Inc. to own beneficially 5% or more of the common stock; (ii) each director; (iii) the Chief Executive Officer, and (iv) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije (chairman)	21,133,715(2)	77.79%(2)
Jan K. Andersen (CEO/director)	100,000(3)	.36%(3)
John A. Witham (EVP & CFO)	67,000(4)	.25%(4)
Mike Davis (CTO)	50,000(5)	.20%(5)
Jeff Mills (director)	661,271(6)	2.43%(6)
Pierce McNally (director)	114,741(7)	.40%(7)
Gary Hall (director)	153,753(8)	.60%(8)

All directors and executive officers as a group (7)	22,280,480	82.01%

Page

Common shares issued and outstanding as of February 28, 2009 were 27,166,862

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

(2)

Mr. Pomije has the right to acquire 2,500,000 shares through the exercise of stock options within 60 days of February 28, 2009.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. Pomije’s beneficial shares.

(3)

Mr. Andersen has the right to acquire 100,000 shares through the exercise of stock options within 60 days of February 28, 2009.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. Andersen’s beneficial shares.

(4)

Mr. Witham has the right to acquire 67,000 shares through the exercise of stock options within 60 days of February 28, 2009.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. Witham’s beneficial shares.

(5)

Mr. Davis has the right to acquire 50,000 shares through the exercise of stock options within 60 days of February 28, 2009.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. Davis’ beneficial shares.

(6)

Mr. Mills has the right to acquire 40,000 shares through the exercise of stock options within 60 days of February 28, 2009.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. Mills’ beneficial shares.

(7)

Mr. McNally has the right to acquire 100,000 shares through the exercise of stock options within 60 days of February 28, 2009.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. McNalley’s beneficial shares.

(8)

Mr. Hall has the right to acquire 150,000 shares through the exercise of stock options within 60 days of February 28, 2009.  Per Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934, these shares have been included in Mr. Hall’s beneficial shares.

Page

Section 16 Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under require the Company's officers, directors, and holders of 5% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission (the "Commission"). To the Company's best knowledge, based solely on information provided by the reporting individuals, all of the reports required to be filed by these individuals were filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DigitalTown, Inc. leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  The future rent obligations of this lease as of February 28, 2009 totaled $88,775.

ITEM 14.  Independent Registered Public Accounting Firm Fees.

Carver Moquist & O’Connor, LLC (CMO) served as the Company’s independent registered public accounting firm during fiscal 2009 and 2008.  The Company’s audit committee has engaged CMO to perform three quarterly reviews in fiscal 2009.

During the fiscal years ended February 28, 2009 and February 29, 2008, the following was paid to CMO:

	2009	2008
Audit fees (1)	$ 41,234	$ 41,599
Total other fees (2)	$ 2,195	$ -

(1) Total fees include the annual audit and quarterly review fees.  Billing for out-of-pocket costs are not included.

(2) Fees in connection with the Company’s SEC Comment Response letter

During the fiscal years ended February 28, 2009 and February 29, 2008 the following was paid to Micheal G. Kissell, LTD:

	2009	2008
Tax fees (1)	$ 1,445	$ 1,730

(1)

Preparation of corporate tax returns.

Audit Committee Policies and Procedures:

The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board and report the results of their activities to the Board. Management is responsible for preparing the Company’s financial statements, and the

Page

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

Page

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2009 and February 29, 2008

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

Page

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, INC.

Dated: April 15, 2009	By: /s/ Richard A. Pomije
Richard A. Pomije, Chairman, Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: April 15, 2009	By: /s/ Richard A. Pomije
Richard A. Pomije, Chairman, Director (Principal Executive Officer)

Dated: April 15, 2009	By: /s/ Jan K. Andersen
Jan K. Andersen, Chief Executive Officer/Director

Dated: April 15, 2009	By:/s/ John A. Witham__________________
John A. Witham, Executive Vice President/Chief Financial Officer, (Principal Financial Officer)

Dated: April 15, 2009	By: /s/ Paul R. Gramstad________________
Paul R. Gramstad, Controller (Principal Accounting Officer),

Dated: April 15, 2009	By: /s/ Jeff Mills
Jeff Mills, Director

Dated: April 15, 2009	By: /s/ Pierce McNally
Pierce McNally, Director

Page

Dated: April 15, 2009	By: /s/ Gary Hall
Gary Hall, Director

Page

DigitalTown, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. as of February 28, 2009 and February 29, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2009 and February 29, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Carver Moquist & O’Connor, LLC

Bloomington, Minnesota

April 13, 2009

Page

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28, 2009	February 29, 2008
Current assets:
Cash	$ 43,914	$ 67,161
Other receivables	-	70,528
Total current assets	43,914	137,689
Property and equipment, net	4,022	6,737
Intangible assets, net	810,267	602,194
Total assets	$ 858,203	$ 746,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 27,565	$ 100,683
Loan from director/stockholder	102,767	-
Accrued expenses:
Accrued payroll	12,473	14,301
Accrued interest	-	11,156
Total current liabilities	142,805	126,140
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,166,862 and 27,081,750 shares issued and outstanding at February 28, 2009 and February 29, 2008, respectively	271,665	270,812
Additional paid-in-capital	22,271,789	19,737,494
Subscription receivable	(4,506,963)	(5,030,795)
Accumulated deficit	(17,321,093)	(14,357,031)
Total stockholders’ equity	715,398	620,480
Total liabilities and stockholders’ equity	$ 858,203	$ 746,620

The accompanying notes are an integral part of these consolidated financial statements.

Page

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28, 2009	Year ended February 29, 2008
Revenue	$ -	$ -
Operating expenses:
Selling, general and administrative expenses	2,958,069	2,696,010
Loss from operations	(2,958,069)	(2,696,010)
Other income (expense):
Interest expense	(7,742)	(1,680)
Other income	1,749	2,811
Total other income (expense)	(5,993)	1,131

Net loss before income taxes	(2,964,062)	(2,694,879)
Income tax provision	-	-
Net loss	$ (2,964,062)	$ (2,694,879)

Loss per common share – basic and diluted	$ (0.11)	$ (0.10)

Weighted average common shares outstanding – basic and diluted	27,125,928	26,035,952

The accompanying notes are an integral part of these consolidated financial statements.

Page

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended February 28, 2009 and February 29, 2008

	Common Stock		Additional
			Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 28, 2007	25,701,500	$257,010	$14,521,673	$(2,947,470)	$(11,662,152)	$169,061
Stock issued in subscription agreements	1,300,000	13,000	3,237,000	(3,250,000)	-	-
Payments received on subscription agreements	-	-	-	1,166,675	-	1,166,675
Stock based compensation	-	-	1,800,811	-	-	1,800,811
Common stock issued for payment of accounts payable and services	46,190	461	113,726	-	-	114,187
Common stock issued for director fees	9,060	91	21,409	-	-	21,500
Stock options exercised	25,000	250	42,875	-	-	43,125
Net loss	-	-	-	-	(2,694,879)	(2,694,879)
Balance February 29, 2008	27,081,750	270,812	19,737,494	(5,030,795)	(14,357,031)	620,480
Cancelation of common stock issued previously for payment of outstanding accounts payable	(10,690)	(106)	(30,894)	-	-	(31,000)
Issuance of common stock at $2.60 per share and $2.90	39,975	400	106,740	-	-	107,140
Payments received on subscription agreements	-	-	-	523,832	-	523,832
Stock based compensation	-	-	2,322,935	-	-	2,322,935
Common stock issued for director fees	8,952	90	21,910	-	-	22,000
Stock options exercised	46,875	469	113,604	-	-	114,073
Net loss	-	-	-	-	(2,964,062)	(2,964,062)
Balance February 28, 2009	27,166,862	$271,665	$22,271,789	$(4,506,963)	$(17,321,093)	$715,398

The accompanying notes are an integral part of these consolidated financial statements.

Page

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended February 28, 2009	Year ended February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,964,062)	$ (2,694,879)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,493	2,615
Intangible asset impairment charges	-	124,679
Stock based compensation expense	2,322,935	1,800,811
Non-cash stock issued for services	-	81,062
Non-cash stock issued for rent	-	26,500
Non-cash stock issued for director fees	22,000	21,500
Gain on sale of asset	(55)	-
Changes in operating assets and liabilities:
Other receivables	70,528	(69,529)
Accounts payable	(104,118)	(60,958)
Accrued expenses:
Accrued payroll	(1,828)	(17,868)
Accrued interest	(11,156)	1,680
Deferred officer compensation	-	(18,865)
Net cash used in operating activities	(663,263)	(803,252)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(167)	(7,773)
Proceeds from sale of asset	444	-
Purchases and renewal of intangible assets – domain names	(208,073)	(181,653)
Purchase of intangible asset – website development	-	(72,540)
Net cash used in investing activities	(207,796)	(261,966)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer/stockholder	-	(16,354)
Proceeds from loan – director/stockholder	145,000	-
Payments on loan – director/stockholder	(42,233)	-
Note payable-shareholder	-	(70,000)
Payments received on stockholder subscription receivables	523,832	1,166,675
Proceeds from issuance of stock	107,140	-
Proceeds from exercise of stock options	114,073	43,125
Net cash provided by financing activities	847,812	1,123,446

Net change in cash and cash equivalents	(23,247)	58,228
Cash and cash equivalents, beginning of period	67,161	8,933
Cash and cash equivalents, end of period	$ 43,914	$ 67,161

The accompanying notes are an integral part of these consolidated financial statements.

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company. Over a period of years, the Company became involved in the sale of computer components and, eventually, became a value added reseller (VAR) of major computer brands. In 1987, the Company changed its name to Command Electronics, Inc. In February 1995, the Company acquired CyberStar Computer Systems, a manufacturer and marketer of microcomputers and servers, and in 1997 changed its name to CyberStar Computer Corporation. In August 2000, the Company changed its name to eNetpc, Inc. In December 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940 and changed its name to BDC Capital Inc.  On August 31, 2006, the Company filed with the SEC to withdraw their “business development company” status and focused their efforts on developing a plan to integrate their nearly 27,000 high school domain names into a social “civic and school spirit” network serving students, alumni, schools, local towns and their citizens.  As part of that plan, the Company changed its name to DigitalTown, Inc. on March 1, 2007.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At February 28, 2009, the Company had an accumulated deficit of $17,321,093.  Subsequent to February 28, 2009, the Company has received cash proceeds totaling approximately $60,000 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least February 28, 2010.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiary Tiger Media. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, other receivables, accounts payable, accrued expenses and note payable.  The Company considers the carrying value of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

Revenue Recognition

The Company does not currently generate revenue from its operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 28, 2009, the Company had no cash equivalents.

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

 Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized.  As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

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

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation

The Company follows Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” for recording its stock-based compensation arrangements.  This standard requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values.  The fair value of the Company’s stock options issued under the requirements of SFAS No. 123(R) have been estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 28, 2009 and February 29, 2008, the Company had no items defined as other comprehensive income (loss).

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Incremental shares attributable to the assumed exercise of stock options for the years ended February 28, 2009 and February 29, 2008 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

As of February 28, 2009 and February 29, 2008, the Company had stock options outstanding of 4,478,000 and 3,422,500, respectively.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company up to $250,000.  At February 28, 2009, the Company had no uninsured cash balances.

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 28, 2009 and February 29, 2008.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.  The Company does not expect FAS 157-2 to have an impact to the financial statements of reported earnings per share.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in our first quarter of fiscal 2010.  SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company does not expect EITF 03-6-1 to have an impact to the financial statements or reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. Per FAS 142-3, this effective for financial statements for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

Note 2. Property and Equipment

Property and equipment are as follows:

	February 28, 2008	February 29, 2008
Office equipment and furniture	$ 480,636	$ 480,993
Less accumulated depreciation	(461,976)	(459,618)
Less impairment of equipment	(14,638)	(14,638)
	$ 4,022	$ 6,737

Depreciation expense for the years ended February 28, 2009 and February 29, 2008 was $2,493 and $2,615, respectively.

Note 3. Intangible Assets

Intangible assets are as follows:

	February 28, 2009	February 29, 2008
Domain names	$ 810,267	$ 654,333
Website development costs	-	72,540
Less accumulated amortization	-	-
Less impairment of domain names	-	(52,139)
Less impairment of website development costs	-	(72,540)
	$ 810,267	$ 602,194

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Since the useful life of the domain names are deemed to be indefinite by the Company, no amortization has been recorded.

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

Note 4. Loan from Director/Stockholder

On March 25, 2008, the Company signed an unsecured promissory note for a working capital loan of $145,000 from Jeff Mills a director and stockholder of the Company.  The loan is due on demand and bears annual interest at 6.5%.  As of February 28, 2009, the outstanding balance of the loan was $102,767 and the Company made principal payments of $42,233 during the twelve months ended February 28, 2009.  Interest expense incurred on this loan for the twelve months ended February 28, 2009 was $7,742.

Note 5. Income Taxes

At February 28, 2009, the Company had net operating loss carryforwards of approximately $6,555,000. The net operating loss carryforwards are available to offset future taxable income through 2029 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred. If not used, net operating loss carryforwards will expire in varying amounts through fiscal year 2029.

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$ 2,419,000	$ 2,260,000
Stock compensation	3,037,000	2,634,000
Total deferred tax assets	5,456,000	4,894,000
Valuation allowance	(5,466,000)	(4,894,000)
Net deferred tax assets	$ -	$ -

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2009 and February 29, 2008 is as follows:

	2009	2008
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.0%
Non-deductible items	(1.0)%	(1.0)%
Change in valuation allowance	(37.0)%	(37.0)%

Effective tax rate	0.0%	0.0%

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 ("FIN 48"). FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on March 1, 2008. As of the date of adoption, the Company had no unrecognized tax benefits. The adoption of FIN 48 did not result in an adjustment to retained earnings. The Company will recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company had recognized no interest or penalties upon the adoption of FIN 48.

At February 28, 2009 the Company has no unrecognized tax benefits or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within twelve months of this reporting date.

The Company is subject to U.S. Federal and Minnesota state income tax.  However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward amount.

The Company is not currently under Internal Revenue Service ("IRS") or Minnesota tax examinations.

Note 6. Common Stock Subscriptions Receivable

Material terms of the subscription agreements received by the Company on August 31, 2005 for 78,376 restricted common shares and on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

•

Payment is due in full in 60 months

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

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

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2006	$ 3,550,000
Cash collected	(602,530)
Receivable balance at February 28, 2007	2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	$ 4,506,963

Summary of outstanding subscriptions:
2006 subscriptions	$ 1,256,963
October 5, 2007 subscriptions	3,250,000
$ 4,506,963

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005 and December 30, 2005 requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted, the protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock are less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.

The Company has collected approximately $267,500 of additional outstanding subscription receivables for the period from March 1, 2009 to April 14, 2009.

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Note 7. Stockholders Equity

Stock Transactions

On February 28, 2009, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended November 30, 2008, the Company issued 7,375 common shares at an average price of $1.72 per share for the exercise of stock options and received cash proceeds of $12,685.

On November 15, 2008, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended August 31, 2008, the Company entered into stock purchase agreements and issued 29,285 restricted common shares at a price of $2.60 per share, for total cash proceeds of $76,140.

During the quarter ended August 31, 2008, the Company issued 39,500 common shares at an average price of $2.57 per share for the exercise of stock options and received cash proceeds of $101,388.

On August 28, 2008, the Company cancelled 10,690 common shares that were previously issued for payment of accounts payable for services.  The agreement with the vendor was cancelled and the shares were put back into treasury stock.  The accounts payable to this vendor was recorded back into the accounts payable aging and paid in cash accordingly.  That same day, the Company re-issued and sold the 10,690 common shares at $2.90 per share, valued at $31,000 to a current shareholder and received cash proceeds of $31,000.

On August 15, 2008, the Company issued 1,412 restricted common shares at $4.25 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On May 16, 2008, the Company issued 1,540 restricted common shares at $2.60 per share, valued at $4,000, to four directors of the Company for payment of director fees.

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchaser for a total purchase price of $1,842,108 which was due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  The entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly during the fiscal year ended February 29, 2008.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of April 14, 2009, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable balance at February 28, 2009.  The Company will record those future cash receipts to Additional Paid in Capital when received.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 28, 2009, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years of grant date anniversary.  The terms of the options vary from one year to five years from the date of grant.

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

The Black-Scholes option-pricing model incorporates a range of assumptions that are disclosed in the table below. The risk-free interest rate is based on the United States Treasury yield curve at the time of grant with a remaining term equal to the expected life of the awards.  Due to a lack of historical data, the expected life assumption was calculated based on the contractual term of the options.  Expected volatility was computed based on fluctuations in the daily price of the Company’s common stock.

For stock options granted during the years ended February 28, 2009 and February 29, 2008, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	Year ended February 28, 2009	Year ended February 29, 2008
Weighted-average Volatility	145%	168%
Expected dividends	None	None
Expected term (in years)	5	5
Weighted-average risk-free interest rate	2.62%	4.13%
Weighted-average fair value of options granted	$2.39	$2.94

SFAS 123 (R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

The Company’s consolidated financial statements for the years ended February 28, 2009 and February 29, 2008, reflect the impact of SFAS 123(R).  The Company recorded related compensation expense of $2,322,935 for all outstanding options for the year ended February 28, 2009.  For the year ended February 29, 2008, the Company recorded related compensation expense of $1,800,811.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic loss per common share for the years ended February 28, 2009 and February 29, 2008 by $0.09 and $0.07 respectfully. As of February 28, 2009, there remains $1,035,194 of total unrecognized compensation expense, which is expected to be recognized over future periods through June 30, 2010.

The following table summarizes information about the Company’s stock options as of February 28, 2009 and changes during the year ended February 28, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding February 28, 2007	3,125,000	$ 1.725	-	-
Granted	622,000	3.019	-	-
Canceled or expired	(299,500)	(1.936)	-	-
Exercised	(25,000)	(1.725)	-	-
Options outstanding - February 29, 2008	3,422,500	$ 1.942	-	-
Granted	1,365,000	5.380	-	-
Canceled or expired	(262,625)	(2.083)	-	-
Exercised	(46,875)	(2.163)	-	-
Options outstanding - February 28, 2009	4,478,000	$ 2.979	3.06	$3,003,450
Exercisable at February 28, 2009	4,046,584	$ 2.683	2.90	$ 2,986,858

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The following table summarizes information about stock options outstanding as of December 31, 2008:

Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.75 - $2.50	3,205,000	2.71	$1.82	3,153,333	$1.81
$2.60 - $4.50	903,000	4.25	$3.31	686,167	$3.42
$7.50 - $15.00	370,000	3.27	$12.20	207,084	$13.29
$1.75 - $15.00	4,478,000	3.06	$2.98	4,046,584	$2.68

Page

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2009 and February 29, 2008

Note 9. Related Party Transactions

The Company entered into a 5 year lease with Jeff Mills, a director and stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the 5 year term of the lease and contains an option to renew for an additional term of 1 year at a monthly rent of $3,650.  The Company’s lease payments made to the Jeff Mills for the years ended February 28, 2009 and February 29, 2008 totaled $31,800 and $31,800, respectively.  On October 5, 2007, the Company issued 13,250 restricted common shares, valued at $33,125, to Jeff Mills for rent payments due for the period of December 16, 2006 through December 31, 2007.

Minimum lease payments at February 28, 2009 are as follows:

FY 2010	$ 31,800
FY 2011	31,800
FY 2012	25,175
$ 88,775

Interest paid to Stockholder

Accrued interest of $11,156 owed at February 29, 2008 was paid on April 3, 2008.  This interest relates to advances to the Company from a stockholder in 2007.  These advances were paid during the fiscal year ending February 29, 2008 except for the accrued interest

Note 10. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 11. Supplemental Disclosure of Cash Flow Information

	Year ended February 28, 2009	Year ended February 29, 2008
Non-cash flow information:
Cash paid for interest	$ 18,898
Intangible assets-domain name renewals incurred with accounts payable	-	$ 31,122
Common stock issued in lieu of rent payments owed a director of the Company included in accounts payable	-	$ (6,625)
Common stock issued with subscription agreements	-	$ 3,250,000
Cancelation of common stock issued previously for payment of outstanding accounts payable	$ 31,000	$ -

Page