Form 10-Q
period 2009-05-31
DigitalTown, Inc.
filed 2009-07-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [  ]  Yes  [X]  No  (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [  ]  Yes  [X]  No

There were 27,358,196 shares of the registrant’s common stock outstanding as of July 15, 2009.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19-26

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-11

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31, 2009	February 28, 2009
	(unaudited)	(audited)
Current assets:
Cash	$ 40,895	$ 43,914
Prepaid domain name renewal fees	142,752	-
Total current assets	183,647	43,914
Property and equipment, net	3,448	4,022
Intangible assets, net	823,385	810,267
Total assets	$ 1,010,480	$ 858,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 17,041	$ 27,565
Loan from director/stockholder	142,194	102,767
Accrued expenses:
Accrued payroll	6,995	12,473
Total current liabilities	166,230	142,805
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,358,196 and 27,166,862 shares issued and outstanding at May 31, 2009 and February 28, 2009, respectively	273,577	271,665
Additional paid-in-capital	22,788,683	22,271,789
Subscription receivable	(4,476,963)	(4,506,963)
Accumulated deficit	(17,741,047)	(17,321,093)
Total stockholders’ equity	844,250	715,398
Total liabilities and stockholders’ equity	$ 1,010,480	$ 858,203

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31, 2009	Three months ended May 31, 2008
	(unaudited)	(unaudited)

Operating expenses:
Selling, general and administrative expenses	$ 419,713	$ 903,311
Loss from operations	(419,713)	(903,311)
Other income (expense)
Interest expense	(2,056)	(1,756)
Other income	1,815	64
Total other income (expense)	(241)	(1,692)

Net loss before income taxes	(419,954)	(905,003)
Income tax provision	-	-
Net loss	$ (419,954)	$ (905,003)

Loss per common share – basic and diluted	$ (0.02)	$ (0.03)

Weighted average common shares outstanding – basic and diluted	27,230,714	27,082,018

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31, 2009	Three months ended May 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (419,954)	$ (905,003)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	574	755
Stock-based compensation expense	230,306	721,814
Non-cash stock issued for director fees	6,000	4,000
Changes in operating assets and liabilities:
Other receivables	-	70,528
Prepaid domain name renewal fees	(142,752)	-
Accounts payable	(10,524)	(7,833)
Accrued expenses:
Accrued payroll	(5,478)	(10,522)
Accrued interest	-	(11,156)
Net cash used in operating activities	(341,828)	(137,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset-website development	(8,299)	-
Purchases and renewal of intangible assets – domain names	(4,819)	(148,522)
Net cash used in investing activities	(13,118)	(148,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	39,482	145,000
Payments on loan – director/stockholder	(55)	-
Payments received on stockholder subscription receivables	30,000	111,633
Proceeds from issuance of stock	282,500	-
Net cash provided by financing activities	351,927	256,633

Net change in cash and cash equivalents	(3,019)	(29,306)
Cash and cash equivalents, beginning of period	43,914	67,161
Cash and cash equivalents, end of period	$ 40,895	$ 37,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Cash payments for interest	$ 2,056	$ 12,912

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended February 28, 2009.

Note 2. Nature of Business and Summary of Significant Accounting Policies:

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At May 31, 2009, the Company had an accumulated deficit of $17,741,047.  Subsequent to May 31, 2009, the Company has received cash proceeds totaling approximately $35,000 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least May 31, 2010.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Intangible Assets – Domain Names/Website Development Costs

The Company is in the development stage of its website portal, and accordingly, all website development costs have been capitalized.  Since the ownership of each domain name can be renewed at a nominal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.  Amortization for any capitalized website development costs will start once a revenue generating site is in service.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

Net Loss Per Common Share

Basic loss per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options. Incremental shares attributable to the assumed exercise of stock options for the three months ended May 31, 2009 and 2008 were excluded from the computation of diluted loss per share as their effect would be anti-dilutive.

As of May 31, 2009 and 2008, the Company had stock options outstanding of 4,248,000 and 3,874,292, respectively.

Recently Issued Accounting Pronouncements

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting.  In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  These additional disclosures will be required beginning with the quarter ending August 31, 2009.  The Company is currently evaluating the requirement of these additional disclosures.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 3. Intangible Assets

Intangible assets are as follows:

	May 31, 2009	February 28, 2009
Domain names	$ 815,086	$ 810,267
Website development and portal costs	8,299	-
Less accumulated amortization	-	-
	$ 823,385	$ 810,267

Since the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

During the three months ended May 31, 2009, the Company incurred $142,752 for domain name annual license renewals and $4,819 in additional domain name purchases.  The Company recorded the $142,752 for domain name annual license renewals as a prepaid expense and will be amortized over future periods.

During the three months ended May 31, 2009, the Company capitalized $8,299 of website development costs.  Amortization of capitalized website development costs will begin once the websites are activated for revenue generation.

Note 4. Stockholders Equity

Stock Transactions

On May 20, 2009, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended May 31, 2009, the Company entered into stock purchase agreements and issued 188,334 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a price of $1.50 per share, for total cash proceeds of $282,500.

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108, which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  The entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of July 15, 2009, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable balance at May 31, 2009.  The Company will record those future cash receipts to Additional Paid in Capital when received.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2009, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options vary from one year to five years from the date of grant.

The Company’s consolidated financial statements for the three months ended May 31, 2009 and 2008, reflect the impact of SFAS 123(R).  For the three months ended May 31, 2009, the Company granted stock options to one employee and one consultant allowing for the purchase of up to an aggregate of 160,000 shares of common stock, with a weighted-average-grant-date fair value of $1.27. Total stock compensation expense for all option grants was $230,306 and $721,814 for the three months ended May 31, 2009 and 2008, respectively.    This expense is included in selling, general and administrative expense. As of May 31, 2009, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three months ended May 31, 2009, and 2008, basic loss per common share by $0.008 and $0.027, respectively. There remains $748,874 of total unrecognized compensation expense, which is expected to be recognized over future periods through May 31, 2012.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding - February 29, 2009	4,478,000	$ 2.979		-
Granted	160,000	2.625	-	-
Canceled or expired	(390,000)	4.590	-	-
Exercised	-	-	-	-
Options outstanding – May 31, 2009	4,248,000	$ 2.818	2.90	$ 728,750
Exercisable at May 31, 2009	3,648,000	$ 2.448	2.65	$ 728,750

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 6. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended May 31, 2009 and 2008 totaled $7,950 and $7,950, respectively.

Minimum lease payments at May 31, 2009 are as follows:

FY 2010-remainder	23,850
FY 2011	31,800
FY 2012	25,175
$ 80,825

Loan from Director/Stockholder

As of May 31, 2009 the Company had an outstanding working capital loan of $142,194 from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 6.5%.  The Company made principal payments of $55 and received an additional draw of $39,482 during the three months ended May 31, 2009.  Interest expense incurred on this loan for the three months ended May 31, 2009 and 2008 was $2,056 and $1,756, respectively.

Note 7. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 8. Common Stock Subscriptions Receivable

Material terms of the subscription agreements received by the Company on August 31, 2005, for 78,376 restricted common shares and on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

•

Payment is due in full in 60 months

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2006	$ 3,550,000
Cash collected	(602,530)
Receivable balance at February 28, 2007	2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(30,000)
Receivable balance at May 31, 2009	$ 4,476,963

Summary of outstanding subscriptions:
2006 subscriptions	$ 1,226,963
October 5, 2007 subscriptions	3,250,000
$ 4,476,963

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005 and December 30, 2005 requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted.  The protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock are less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.

10

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The Company has collected approximately $35,000 of additional outstanding subscription receivables for the period from June 1, 2009 to July 15, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2009, and its results of operations for the three months ended May 31, 2009 and 2008, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2009, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown, Inc. (the “Company”) launched on-line content and news hubs for over 14,000 of their approximately 27,000 high school websites on June 9, 2009 which represents the first phase of the Company’s plans to develop powerful, user generated and interactive sites that will serve all the constituents of local high schools, and by extension, their local communities.  This phase aggregates existing content from across the web that is relevant to each high school.  Each school site is customized to reflect each school’s colors, with links to their official high school web page.  This phase will allow us to aggressively engage with partners to add functionality and features unique to each domain.

The Company also announced www.AmericasProdigy.com, a premier talent discovery website for high school students.  The website will be focused on promoting musical contestants who will be able to post their songs and videos online.  They will compete for prizes aimed at furthering their musical careers as well as benefiting the school.  The project will commence later in the 2009/2010 school year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2009 and 2008

Selling, general and administrative expenses for the most current three months decreased by $483,598 to $419,713 compared to a year ago due to a non-cash decrease in stock compensation expense of $491,508 for the most current three months.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $189,407 for the three months ended May 31, 2009, compared to $181,497 for the three months ended May 31, 2008.  The increase in selling, general, and administrative expenses of $7,910 for the two comparable quarters was primarily due to increases in professional fees of $17,987 and compensation expense of $12,742 and decreases in travel and entertainment of $10,633, real estate tax of $6,182 and benefits cost of $3,109.  The Company’s overall net loss for the current three months decreased by $485,049 to $419,954.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2009

The Company’s cash position at May 31, 2009, was $40,895, a decrease of $3,019 from $43,914 at February 28, 2009.  During the three months ended May 31, 2009, net cash used in operating activities was $341,828 compared to cash used of $137,417 for the comparable period.  The difference between the two comparable periods was due mainly to $142,752 of prepaid expense pertaining to annual domain name renewal fees for the three months ended May 31, 2009 and a reduction of other receivables pertaining to the collection of a $70,000 deposit and the payment of $11,156 of accrued interest for the three months ended May 31, 2008,.  Net cash used in investing activities for the three months ended May 31, 2009, was $13,118 which was used for the purchase of additional domain names and website development costs as compared to net cash used of $148,522 for the comparable period.  The decrease during the current period was due mainly to expensing $142,752 of the annual domain name renewal fees instead of capitalizing the renewal costs as was done in the previous year.  Net cash provided by financing activities for the three months ended May 31, 2009, was $351,927 which consisted of $282,500 of proceeds from the issuance of stock, proceeds from director/stockholder loan of $39,482 less principal payments on the loan of $55 and payments received on stockholder subscription receivables of $30,000. For the comparable period of the three months ended May 31, 2008, the Company received net cash provided by financing activities of $256,633 which consisted of proceeds from director/stockholder loan of $145,000 and payments received on stockholder subscription receivables of $111,633.

Monthly cash operating expenses for the three months ended May 31, 2009, were approximately $61,000 per month. Based on current expense levels, the Company’s monthly cash operating expenses going forward will be approximately $62,000 per month.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2010, include $7,500 of additional web site development cost, monthly interest of $770 on its promissory note with Jeff Mills, a director and stockholder of the Company and approximately $62,500 for the renewal of existing and purchase of additional domain names.  The promissory note has a balance due of $142,194 at May 31, 2009 and is payable upon demand.  The Company intends to pay the balance of the note during our current fiscal year ending February 28, 2010.  The Company currently relies on collection of its stock subscription receivables to fund its operations.  Material terms of the outstanding subscription agreements received by the Company on August 31, 2005, for 78,376 restricted common shares and on December 30, 2005, for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

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

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108, which is due to the original subscription holders. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of May 31, 2009, the entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of July 14, 2009, no payments have been received for those excess proceeds. The Company will record future cash receipts as Additional Paid-In Capital when received.

As of May 31, 2009, the Company had stock subscription receivables of $4,476,963 and for the three months ended May 31, 2009, the Company received stock subscription payments of $30,000.  The following table summarizes the stock subscription receivable, by quarter, since February 29, 2008:

Quarter Ended	Total Balance Due	Total Amount Collected	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2008	$ 5,030,795
May 31, 2008	4,919,162	$ 111,632	-	-
August 31, 2008	4,708,562	210,600	-	-
November 30, 2008	4,616,963	91,620	-	-
February 28, 2009	4,506,963	110,000	-	-
May 31, 2009	4,476,963	30,000	-	-

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005, and December 30, 2005, requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted, the protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock are less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.

We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

Critical Accounting Policies

The discussion and analysis of DigitalTown, Inc.’s financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an on going basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While DigitalTown Inc.’s significant accounting policies are described in more detail in Note 2 to its financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Intangible Assets- Domain Names/Website Development Costs

The Company is in the development stage of its website portal, and accordingly, all website development costs have been capitalized.  Since the ownership of each domain name can be renewed at a nominal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.  Amortization for any capitalized website development costs will start once a revenue generating site is in service.  We anticipate starting to amortize the website costs during our fiscal quarter ending August 31, 2009.

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

Recently issued accounting pronouncements:

In April 2009, FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting.  In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments.  These additional disclosures will be required beginning with the quarter ending August 31, 2009.  The Company is currently evaluating the requirement of these additional disclosures.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements. DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of May 31, 2009, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2009, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2009, that material weaknesses existed in our internal control over financial reporting as of May 31, 2009, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of May 31, 2009, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

(b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company’s Internal Controls over Financial Reporting to insure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses.   Management also continues to analyze the cost effectiveness of adding additional corrective procedures to remediate their existing material weaknesses.

During the fiscal quarter ended May 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2009.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 20, 2009, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended May 31, 2009, the Company entered into stock purchase agreements and issued 188,334 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a price of $1.50 per share, for total cash proceeds of $282,500.

These shares are unregistered with no underwriter used for the sale of common stock.  The shares of stock were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2009, has previously been reported.

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

DigitalTown, Inc.

Dated: July 15, 2009

/s/ Jan K. Andersen_____________

Jan K. Andersen, CEO

/s/ Paul R. Gramstad____________

Paul R. Gramstad, CFO