Form 10-Q
period 2009-08-31
DigitalTown, Inc.
filed 2009-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2009

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

There were 27,370,808 shares of the registrant’s common stock outstanding as of October 15, 2009.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II

Item 1.	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23-30

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-13

DigitalTown, Inc.

                                              CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2009	February 28, 2009
	(unaudited)	(audited)
Current assets:
Cash	$ 20,603	$ 43,914
Prepaid domain name renewal fees	99,926	-
Total current assets	120,529	43,914
Property and equipment, net	2,870	4,022
Intangible assets, net	843,747	810,267
Total assets	$ 967,146	$ 858,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 27,500	$ 27,565
Loan from director/stockholder	140,108	102,767
Accrued expenses:
Accrued payroll	11,549	12,473
Total current liabilities	179,157	142,805
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,370,808 and 27,166,862 shares issued and outstanding at August 31, 2009 and February 28, 2009, respectively	273,703	271,665
Additional paid-in-capital	22,623,417	22,271,789
Subscription receivable	(4,371,463)	(4,506,963)
Accumulated deficit	(17,737,668)	(17,321,093)
Total stockholders’ equity	787,989	715,398
Total liabilities and stockholders’ equity	$ 967,146	$ 858,203

The accompanying notes are an integral part of these consolidated financial statements.

1

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 1,951	$ -	$ 1,951	$ -

Cost of revenues	44,142	-	44,142	-

Gross profit	(42,191)	-	(42,191)	-

Operating expenses:
Selling, general and administrative expenses	(48,079)	619,085	371,634	1,522,396
Income (loss) from operations	5,888	(619,085)	(413,825)	(1,522,396)
Other income (expense):
Interest expense	(2,509)	(3,326)	(4,565)	(5,082)
Other income	-	285	1,815	349
Total other income (expense)	(2,509)	(3,041)	(2,750)	(4,733)

Net income (loss) before income taxes	3,379	(622,126)	(416,575)	(1,527,129)
Income tax provision	-	-	-	-
Net income (loss)	$ 3,379	$ (622,126)	$ (416,575)	$ (1,527,129)

Income (loss) per common share – basic	$ 0.00	$ (0.02)	$ (0.02)	$ (0.06)

Weighted average common shares outstanding – basic	27,362,885	27,104,077	27,296,799	27,093,684

Income (loss) per common share – diluted	$ 0.00	$ (0.02)	$ (0.02)	$ (0.06)

Weighted average common shares outstanding – diluted	27,362,885	27,104,077	27,296,799	27,093,684

 The accompanying notes are an integral part of these consolidated financial statements.

2

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31, 2009	Six months ended August 31, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (416,575)	$ (1,527,129)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,152	1,338
Amortization of website development cost	1,317	-
Stock-based compensation expense	47,166	1,171,740
Non-cash stock issued for director fees	12,000	10,000
Gain on sale of asset	-	(55)
Changes in operating assets and liabilities:
Other receivables	-	70,528
Prepaid domain name registration fees	(99,926)	-
Accounts payable	(65)	(39,844)
Accrued expenses:
Accrued payroll	(924)	(4,919)
Accrued interest	-	(11,156)
Net cash used in operating activities	(455,855)	(329,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of asset	-	400
Purchase of intangible asset-website development	(23,349)	-
Purchases and renewal of intangible assets – domain names	(11,448)	(149,181)
Net cash used in investing activities	(34,797)	(148,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	39,482	145,000
Payments on loan – director/stockholder	(2,141)	-
Payments received on stockholder subscription receivables	135,500	322,233
Proceeds from issuance of stock	294,500	63,540
Proceeds from exercise of stock options	-	101,387
Net cash provided by financing activities	467,341	632,160

Net change in cash and cash equivalents	(23,311)	153,882
Cash and cash equivalents, beginning of period	43,914	67,161
Cash and cash equivalents, end of period	$ 20,603	$ 221,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Cash payments for interest	$ 4,565	$ 16,238
Accounts payable added back that were previously paid with stock and subsequently cancelled		$ 31,000

The accompanying notes are an integral part of these consolidated financial statements.

3

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At August 31, 2009, the Company had an accumulated deficit of $17,737,668.  Subsequent to August 31, 2009, the Company has received cash proceeds totaling approximately $14,000 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least August 31, 2010.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

4

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and has been earned.  Revenue is generated from commerce based transactions generated from our websites and display of graphical advertisements (“display advertising”).

Intangible Assets – Domain Names/Website Development Costs

Domain name cost is accounted for in accordance with the FASB Accounting Standards Codification guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the websites  are currently operational. Accordingly, the annual domain name registration fees are expensed and the purchase of new domain names are capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name registration fees. Since the ownership of each domain name can be renewed for a nominal registration fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites are capitalized.  Amortization will begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized over a three year life.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

Income Taxes

The Company accounts for income taxes by following an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

The Company follows the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation

The Company records its stock-based compensation arrangements calculating the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values.  The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Earnings( Loss) Per Common Share

Earnings (loss) per share is computed using the weighted average number of shares outstanding for the period. Diluted loss per share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding stock options and warrants. There were no common stock equivalents that would be considered dilutive (based on treasury stock method) for the outstanding stock options and warrants.  The total number of potentially anti-dilutive shares at August 31, 2009 and 2008 were 4,099,334 and 4,118,000, respectively, and they were excluded from the six month computation of diluted earnings (loss) per share as their effect would be anti-dilutive.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement during the three month period ended August 31, 2009. The adoption of SFAS No. 165 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on October 15, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) and SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) effective for fiscal years beginning after November 15, 2009. SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and non-authoritative guidance. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, and EITF Abstracts; instead, the Board will issue new guidance as Accounting Standards Updates, which will include revisions to the codification, as well as background information and the Board’s basis for conclusions for new guidance. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on the company’s consolidated results of operations, financial condition or cash flows.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 3. Intangible Assets

Intangible assets are as follows:

	August 31, 2009	February 28, 2009
Domain names	$ 821,715	$ 810,267
Website development and portal costs	23,349	-
Less accumulated amortization on the website development costs	(1,317)	-
	$ 843,747	$ 810,267

During the six months ended August 31, 2009, the Company capitalized $11,448 in additional domain name purchases.  Since the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

During the six months ended August 31, 2009, the Company incurred $142,752 for prepaid domain name registration fees and will amortize them on a straight line basis over 10 months beginning in June 2009.  During the three months ended August 31, 2009, the Company expensed $42,826 of the prepaid annual domain name registration fees.

During the six months ended August 31, 2009, the Company capitalized $23,349 of website development costs.  The Company has determined that $15,799 of these costs pertain to an individual module or component of the overall internal-use software that was ready for its intended use in June 2009 with an estimated useful life of three years.  During the three months ended August 31, 2009, the Company recorded $1,317 of website development amortization expense pertaining to this module or component.

Note 4. Stockholders Equity

Stock Transactions

On August 20, 2009, the Company issued 4,612 restricted common shares at $1.30 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended August 31, 2009, the Company entered into stock purchase agreements and issued 8,000 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a price of $1.50 per share, for total cash proceeds of $12,000.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108, which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  The entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of October 15, 2009, no payments have been received and the Company has not recorded the $300,735 in the stock subscription receivable balance at August 31, 2009.  The Company will record those future cash receipts to Additional Paid in Capital when received.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2009, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options vary from one year to five years from the date of grant.

The Company’s consolidated financial statements as of and for the three and six months ended August 31, 2009 and 2008, reflect the impact of their stock-based compensation.  For the three months ended August 31, 2009, the Company granted no stock options. Total stock compensation expense for all option grants was $(183,139) and $449,927 for the three months ended August 31, 2009 and 2008, respectively.  Due to two stock option arrangements that were canceled during the quarter and because a portion of the options were unvested at the time, the Company had a reversal of previously recognized expense totaling $277,311.  For the six months ended August 31, 2009 and 2008, the Company has recorded $47,166 and $1,171,740 in stock compensation expense, respectively.  This expense is included in selling, general and administrative expense. As of August 31, 2009, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three months ended August 31, 2009 basic income per common share and the six months ended August 31, 2009 basic (loss) per common share by $0.007 and $(0.002), respectively. There remains $240,843 of total unrecognized compensation expense, which is expected to be recognized over future periods through April 30, 2011.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding - February 29, 2009	4,478,000	$ 2.979	-	-
Granted	160,000	2.625	-	-
Canceled or expired	(735,000)	5.633	-	-
Exercised	-	-	-	-
Options outstanding – August 31, 2009	3,903,000	$ 2.465	2.50	$ -
Exercisable at August 31, 2009	3,631,000	$ 2.427	2.38	$ -

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended August 31, 2009 and 2008 totaled $7,950 and $7,950, respectively. For the six months ended August 31, 2009 and 2008, the Company recorded $15,900 in lease payments to the director for each period.

Minimum lease payments at August 31, 2009 are as follows:

FY 2010-remainder	15,900
FY 2011	31,800
FY 2012	25,175
$ 72,875

Loan from Director/Stockholder

As of August 31, 2009 the Company had an outstanding working capital loan of $140,108, from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and the interest rate on the loan increased from 6.5 % to 7.0% in May 2009.  Interest expense incurred on this loan for the three and six months ended August 31, 2009 and 2008 was $2,509 and $4,565 and $1,756 and $3,326, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2006	$ 3,550,000
Cash collected	(602,530)
Receivable balance at February 28, 2007	2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(135,500)
Receivable balance at August 31, 2009	$ 4,371,463

Summary of outstanding subscriptions:
2006 subscriptions	$ 1,121,463
October 5, 2007 subscriptions	3,250,000
$ 4,371,463

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005 and December 30, 2005 requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted.  The protection may be provided in additional shares if necessary.  For the six month period ending August 31, 2009, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock are less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.

The Company has collected approximately $14,000 of additional outstanding subscription receivables for the period from September 1, 2009 to October 15, 2009.

Note 9. Subsequent Events

On September 29, 2009, the Company signed a Strategic Alliance Agreement with The Active Network Inc. covering a range of content, technology and business services.  The companies intend to leverage Active’s extensive data and applications suite to leverage DigitalTown’s unique portfolio of 27,000 URL’s in the market for hyper-local content.  Through the strategic alliance, the companies will initially focus on integrating Active.com content, including an extensive directory of events and facilities, school schedules, scores and rankings, with DigitalTown’s websites.  The companies will also collaborate on a number of technology solutions including event registration and organization, team and organizational websites, and localized online communities.  The companies intend to monetize the sites through online advertising and a variety of subscription and transaction services.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The agreement stipulates that each party will have the right to sell ad and sponsorship positions on the DigitalTown websites and the net ad sales revenue will be shared on an equal basis between the Parties.

The initial term of the Agreement commenced on September 29, 2009 and will continue for a period of one year and automatically renew for successive one year terms unless either party gives proper notice of its desire not to renew.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2009, and its results of operations for the three and six months ended August 31, 2009 and 2008, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2009, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown, Inc. (the “Company”) launched on-line content and news hubs for over 14,000 of their approximately 27,000 high school websites on June 9, 2009, which represents the first phase of the Company’s plans to develop powerful, user generated and interactive sites that will serve all the constituents of local high schools, and by extension, their local communities.  This phase aggregates existing content from across the web that is relevant to each high school.  Each school site is customized to reflect each school’s colors, with links to their official high school web page.  This phase will allow us to aggressively engage with partners to add functionality and features unique to each domain.

On September 29, 2009, the Company signed a Strategic Alliance Agreement with The Active Network Inc. covering a range of content, technology and business services.  The companies intend to leverage Active’s extensive data and applications suite to leverage DigitalTown’s unique portfolio of 27,000 URL’s in the market for hyper-local content.  Through the strategic alliance, the companies will initially focus on integrating Active.com content, including an extensive directory of events and facilities, school schedules, scores and rankings with DigitalTown’s websites.  The companies will also collaborate on a number of technology solutions including event registration and organization, team and organizational websites, and localized online communities.  The companies intend to monetize the sites through online advertising and a variety of subscription and transaction services.

The Company also announced www.AmericasProdigy.com, a premier talent discovery website for high school students, which will focus on promoting musical contestants who will be able to post their songs and videos online.  The high school contestants will compete for prizes aimed at furthering their musical careers as well as benefiting the school.  The project will commence later in the 2009/2010 school year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2009 and 2008

During the three months ended August 31, 2009, the Company moved into the operating stage of its business and recorded revenue of $1,951 and cost of revenue of $44,142 for a negative gross profit of $(42,191) compared to no revenue operations in 2008.  The revenue consisted of commissions generated from advertising on their websites and the cost of revenue consisted of amortization of prepaid annual domain name registration fees of $42,826 and amortization of website development fees of $1,317.

  Selling, general and administrative expenses for the most current three months decreased by $667,164 to $(48,079) compared to a year ago due to a non-cash decrease in stock compensation expense of $633,066 for the most current three months.  The decrease in stock compensation expense was primarily due to the Company not granting any new stock option agreements and reversal of $277,311 of previously recorded stock compensation expense for the three months ended August 31, 2009 due to employee terminations.  The $277,311 of previously recorded stock compensation expense consisted of stock options that were previously expensed, but not fully vested on the termination date of two employees.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $135,060 for the three months ended August 31, 2009, compared to $169,158 for the three months ended August 31, 2008.  The decrease in selling, general, and administrative expenses of $34,098 for the two comparable quarters was primarily due to decreases in professional fees of $43,996 and investor relations expense of $7,836 offset by increases in salary expense of $12,514 and real estate taxes of $6,196. The Company’s overall income (loss) for the current three months increased by $625,505 to $3,379 which again was due to the expense reversal of unvested stock options.

SIX MONTHS ENDED AUGUST 31, 2009 and 2008

During the six months ended August 31, 2009, the Company moved into the operating stage of its business and recorded revenue of $1,951 and cost of revenue of $44,142 for a negative gross profit of $(42,191) compared to no revenue operations in 2008.  The revenue consisted of commission generated from advertising on their websites and the cost of revenue consisted of amortization of prepaid annual domain name registration fees of $42,825 and amortization of website development fees of $1,317.

  Selling, general and administrative expenses for the most current six months decreased by $1,150,762 to $371,634 compared to a year ago due to a decrease in non-cash stock compensation expense of $1,124,574 for the most current six months.  The decrease in stock compensation expense was primarily due to the Company granting fewer new stock option agreements and reversal of $408,634 of previously recorded stock compensation expense for the six months ended August 31, 2009.  The $408,634 of previously recorded stock compensation expense consisted of stock options that were previously expensed, but not fully vested on the termination date of various employees and advisors.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $324,468 for the six months ended August 31, 2009, compared to $350,656 for the six months ended August 31, 2008.  The decrease in selling, general, and administrative expenses of $26,189 for the two comparable periods was primarily due to decreases in professional fees of $26,009, travel and entertainment of $12,116, investor relations expense of $7,534 and benefits expense of $4,485 offset by an increase in salary expense of $23,734. The Company’s overall net loss for the current six months decreased by $1,110,554 to $416,575.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2009

The Company’s cash position at August 31, 2009, was $20,603, a decrease of $23,311 from $43,914 at February 28, 2009.  During the six months ended August 31, 2009, net cash used in operating activities was $455,855 compared to cash used of $329,497 for the comparable period.  The difference between the two comparable periods was due mainly to an increase of $99,926 of prepaid expense pertaining to annual domain name registration fees for the six months ended August 31, 2009 and a reduction of other receivables pertaining to the collection of a $70,000 deposit and the reduction of $39,844 in accounts payable for the six months ended August 31, 2008. Net cash used in investing activities for the six months ended August 31, 2009, was $34,797 of which $11,448 was used for the purchase of additional domain names and $23,349 for website development costs as compared to net cash used of $148,781 of which $147,544 was used for annual domain name registration fees and $1,637 for the purchase of additional domain names along with $400 of proceeds from the sale of asset for the comparable period.  The change in the current period was due mainly to the annual domain name registration fees which are now treated as an operating expense vs. a capitalized cost while under the development stage.  Net cash provided by financing activities for the six months ended August 31, 2009, was $467,341, which consisted of $294,500 of proceeds from the issuance of stock, proceeds from director/stockholder loan of $39,482 less principal payments on the loan of $2,141 and payments received on stockholder subscription receivables of $135,500. For the comparable period of the six months ended August 31, 2008, the Company received net cash provided by financing activities of $632,160 which consisted of payments received on stockholder subscription receivables of $322,233, proceeds from director/stockholder loan of $145,000, proceeds from the exercise of stock options of $101,387 and $63,540 of proceeds from issuance of stock.

Monthly cash operating expenses for the six months ended August 31, 2009, were approximately $59,000 per month. Based on current expense levels, the Company’s monthly cash operating expenses going forward will be approximately $62,000 per month.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2010, include $3,775 of additional web site development cost, monthly interest of $820 on its promissory note with Jeff Mills, a director and stockholder of the Company and approximately $62,500 for the renewal of existing and purchase of additional domain names.  The promissory note has a balance due of $140,108 at August 31, 2009 and is payable upon demand.  The Company intends to pay the balance of the note during our current fiscal year ending February 28, 2010.  The Company currently relies on collection of its stock subscription receivables to fund its operations.  Material terms of the outstanding subscription agreements received by the Company on August 31, 2005, for 78,376 restricted common shares and on December 30, 2005, for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

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

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108, which is due to the original subscription holders. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of August 31, 2009, the entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of October 15, 2009, no payments have been received for those excess proceeds.

As of August 31, 2009, the Company had stock subscription receivables of $4,371,463 and for the six months ended August 31, 2009, the Company received stock subscription payments of $135,500.  The following table summarizes the stock subscription receivable, by quarter, since February 29, 2008:

Quarter Ended	Total Balance Due	Total Amount Collected	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2008	$ 5,030,795
May 31, 2008	4,919,162	$ 111,632	-	-
August 31, 2008	4,708,562	210,600	-	-
November 30, 2008	4,616,963	91,620	-	-
February 28, 2009	4,506,963	110,000	-	-
May 31, 2009	4,476,963	30,000	-	-
August 31, 2009	4,371,463	105,500	-	-

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

We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would look to raise other types of capital or potentially be forced to reduce operating expenses and/or cease operations altogether.

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

Intangible Assets- Domain Names/Website Development Costs

Domain name cost is accounted for in accordance with the FASB Accounting Standards Codification guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and have made the websites operational. Accordingly, the annual domain name registration fees are expensed and the purchase of new domain names are capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name registration fees. Since the ownership of each domain name can be renewed for a nominal registration fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites are capitalized.  Amortization will begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.

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

Stock-Based Compensation

The Company records its stock-based compensation arrangements by calculating the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their grant date fair values. The fair value of the Company’s stock options issued have been estimated using the Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of the grant.

Recently issued accounting pronouncements:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement during the three month period ended August 31, 2009. The adoption of SFAS No. 165 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on October 15, 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) and SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”) effective for fiscal years beginning after November 15, 2009. SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have any current impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and non-authoritative guidance. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, and EITF Abstracts; instead, the Board will issue new guidance as Accounting Standards Updates, which will include revisions to the codification, as well as background information and the Board’s basis for conclusions for new guidance. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on the company’s consolidated results of operations, financial condition or cash flows.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements. DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of August 31, 2009, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2009, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2009, that material weaknesses existed in our internal control over financial reporting as of August 31, 2009, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of August 31, 2009, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended August 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2009, the Company issued 4,612 restricted common shares at $1.30 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended August 31, 2009, the Company entered into stock purchase agreements and issued 8,000 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a price of $1.50 per share, for total cash proceeds of $12,000.  The cash proceeds will be used for working capital.

On May 20, 2009, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

During the quarter ended May 31, 2009, the Company entered into stock purchase agreements and issued 188,334 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a price of $1.50 per share, for total cash proceeds of $282,500.  The cash proceeds will be used for working capital.

These shares are unregistered with no underwriter used for the sale of common stock.  The shares of stock were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2009, has previously been reported.

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

DigitalTown, Inc.

Dated: October 15, 2009

/s/ Richard A. Pomije___________

Richard A. Pomije, CEO

/s/ Paul R. Gramstad  __________

Paul R. Gramstad, CFO