Form 10-Q
period 2009-11-30
DigitalTown, Inc.
filed 2010-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [  ]  Yes  [  ] No    [ X] (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [  ]  Yes  [X]  No

There were 27,403,725 shares of the registrant’s common stock outstanding as of January 11, 2010.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21-22

PART II

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24-31

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-14

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2009	February 28, 2009
	(unaudited)	(audited)
Current assets:
Cash	$ 8,426	$ 43,914
Prepaid domain name renewal fees	106,326	-
Total current assets	114,752	43,914
Property and equipment, net	2,293	4,022
Intangible assets, net	844,225	810,267
Total assets	$ 961,270	$ 858,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 58,186	$ 27,565
Advance from officer	14,350	-
Loan from director/stockholder	139,014	102,767
Accrued expenses:
Accrued payroll	1,400	12,473
Deferred officer compensation	60,500	-
Total current liabilities	273,450	142,805
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,403,725 and 27,166,862 shares issued and outstanding at November 30, 2009 and February 28, 2009, respectively	274,032	271,665
Additional paid-in-capital	22,753,231	22,271,789
Subscription receivables	(4,312,963)	(4,506,963)
Accumulated deficit	(18,026,480)	(17,321,093)
Total stockholders’ equity	687,820	715,398
Total liabilities and stockholders’ equity	$ 961,270	$ 858,203

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 2,937	$ -	$ 4,888	$ -

Cost of revenues	54,618	-	98,760	-

Gross profit	(51,681)	-	(93,872)	-

Operating expenses:
Selling, general and administrative expenses	234,686	688,833	606,320	2,211,229
Income (loss) from operations	(286,367)	(688,833)	(700,192)	(2,211,229)
Other income (expense):
Interest expense	(2,445)	(2,783)	(7,010)	(7,865)
Other income	-	54	1,815	403
Total other income (expense)	(2,445)	(2,729)	(5,195)	(7,462)

Net income (loss) before income taxes	(288,812)	(691,562)	(705,387)	(2,218,691)
Income tax provision	-	-	-	-
Net income (loss)	$ (288,812)	$ (691,562)	$ (705,387)	$ (2,218,691)

Income (loss) per common share – basic and diluted	$ (0.01)	$ (0.03)	$ (0.03)	$ (0.08)

Weighted average common shares outstanding – basic and dilutive	27,380,231	27,158,196	27,323,546	27,114,973

 The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30, 2009	Nine months ended November 30, 2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (705,387)	$ (2,218,691)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	1,729	1,916
Amortization of website development cost	2,633	-
Stock-based compensation expense	129,809	1,679,066
Non-cash stock issued for director fees	19,500	16,000
Gain on sale of asset	-	(55)
Changes in operating assets and liabilities:
Other receivables	-	70,528
Prepaid domain name renewal fees	(106,326)	-
Accounts payable	30,621	(53,249)
Accrued expenses:
Accrued payroll	(11,073)	(9,603)
Accrued interest	-	(11,156)
Deferred officer compensation	60,500	-
Net cash used in operating activities	(577,994)	(525,244)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(123)
Proceeds from sale of asset	-	400
Purchase of intangible asset-website development	(23,349)	-
Purchases and renewal of intangible assets – domain names	(13,242)	(207,122)
Net cash used in investing activities	(36,591)	(206,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advance from officer	14,350	-
Proceeds from loan – director/stockholder	39,482	145,000
Payments on loan – director/stockholder	(3,235)	(39,537)
Payments received on stockholder subscription receivables	194,000	413,832
Proceeds from issuance of common stock	334,500	107,141
Proceeds from exercise of stock options	-	114,072
Net cash provided by financing activities	579,097	740,508

Net change in cash and cash equivalents	(35,488)	8,419
Cash and cash equivalents, beginning of period	43,914	67,161
Cash and cash equivalents, end of period	$ 8,426	$ 75,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash flow information:
Cash payments for interest	$ 7,010	$ 19,021
Accounts payable added back that were previously paid with stock and subsequently cancelled		$ 31,000

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At November 30, 2009, the Company had an accumulated deficit of $18,026,480.  Subsequent to November 30, 2009, the Company has received cash proceeds totaling approximately $83,500 from its stock subscription receivables.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least November 30, 2010.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Intangible Assets – Domain Names/Website Development Costs

Domain name cost is accounted for in accordance with the FASB Accounting Standards Codification guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the websites  are currently operational. Accordingly, the annual domain name renewal fees are currently being expensed and the purchase of any new domain names are capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

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

Recently Issued Accounting Pronouncements

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  The Company adopted this guidance during the three month period ended November 30, 2009.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

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

Note 3. Intangible Assets

Intangible assets are as follows:

	November 30, 2009	February 28, 2009
Domain names	$ 823,509	$ 810,267
Website development and portal costs	23,349	-
Less accumulated amortization on the website development costs	(2,633)	-
	$ 844,225	$ 810,267

During the nine months ended November 30, 2009, the Company capitalized $13,242 in additional domain name purchases.  Since the useful life of the domain names are deemed to be indefinite, no amortization has been recorded.

During the nine months ended November 30, 2009, the Company incurred $200,452 of annual domain name renewal fees and has amortized $94,126 on a straight line basis and has recorded the remaining $106,326 as prepaid expense as of November 30, 2009. During the three and nine months ended November 30, 2009, the Company expensed $51,301 and $94,126, respectively, of prepaid annual domain name renewal fees and is classified in Cost of revenues in the Company’s Statement of operations.

During the nine months ended November 30, 2009, the Company capitalized $23,349 of website development costs.  The Company has determined that these costs have an estimated useful life of three years.  During the three and nine months ended November 30, 2009, the Company recorded $1,317 and $2,633, respectively, of website development amortization expense pertaining to this module or component and is classified in Cost of Revenues in the Company’s statement of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary due to limited operating funds over the past five months.  These amounts do not accrue interest and are due and payable as funds become available in the future.  The total balance owed as of November 30, 2009 is $60,500.

Note 5. Stockholders Equity

Stock Transactions

On November 25, 2009, the Company issued 6,250 restricted common shares at $1.20 per share, valued at $7,500, to five directors of the Company for payment of director fees.

During the quarter ended November 30, 2009, the Company entered into stock purchase agreements and issued 26,667 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50 per share, for total cash proceeds of $40,000.

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

Stock Warrants

As of November 30, 2009, the Company has a total of 233,001 stock purchase warrants outstanding with an exercise price of $4.00.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108, which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  The entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of January 14, 2010, no payments have been received regarding the additional proceeds due the Company and the Company has not recorded the $300,735 in the stock subscription receivable balance at November 30, 2009.  The Company will record those future cash receipts to Additional Paid in Capital if and when received.  The Company is not actively pursuing collection at this time.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2009, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options vary from one year to five years from the date of grant.

The Company’s consolidated financial statements as of and for the three and nine months ended November 30, 2009 and 2008, reflect the impact of their stock-based compensation.  For the three months ended November 30, 2009, the Company granted no stock options. Total stock compensation expense for all option grants was $82,643 and $507,326 for the three months ended November 30, 2009 and 2008, respectively.  For the nine months ended November 30, 2009 and 2008, the Company has recorded $129,809 and $1,679,066 in stock compensation expense, respectively.  This expense is included in selling, general and administrative expense. As of November 30, 2009, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three and nine months ended November 30, 2009 basic loss per common share by $0.003 and $0.005, respectively. There remains $158,200 of total unrecognized compensation expense, which is expected to be recognized over future periods through April 30, 2011.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value (1)
Options outstanding - February 29, 2009	4,478,000	$ 2.979	-	-
Granted	160,000	2.625	-	-
Canceled or expired	(845,000)	5.290	-	-
Exercised	-	-	-	-
Options outstanding – November 30, 2009	3,793,000	$ 2.449	2.20	$ -
Exercisable at November 30, 2009	3,521,000	$ 2.410	2.08	$ -

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended November 30, 2009 and 2008 totaled $7,950 each period. For the nine months ended November 30, 2009 and 2008, the Company recorded $23,850 in lease payments to the director for each period.

Future minimum lease payments at November 30, 2009 are as follows:

FY 2010-remainder	$ 7,950
FY 2011	31,800
FY 2012	25,175
$ 64,925

Loan from Director/Stockholder

As of November 30, 2009, the Company had an outstanding working capital loan of $139,014, from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 7.0%.  Interest expense incurred on this loan for the three and nine months ended November 30, 2009 and 2008 was $2,445 and $7,010 and $2,783 and $7,865, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Advance from officer

As of November 30, 2009, the Company had an outstanding advance of $14,350, from Richard Pomije, the CEO and Chairman of the Company.  During the nine months ended November 30, 2009, the officer advanced the Company $194,350 and the Company has paid back $180,000.  The remaining balance of $14,350 was paid back on December 8, 2009 without interest.

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business.  While the outcome of these matters cannot be predicted,  in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, or results of operations, with certainty, or cash flows.

Note 9. Common Stock Subscriptions Receivable

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 28, 2006	$ 3,550,000
Cash collected	(602,530)
Receivable balance at February 28, 2007	2,947,470
Cash collected	(1,166,675)
New subscriptions received October 5, 2007	3,250,000
Receivable balance at February 29, 2008	5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(194,000)
Receivable balance at November 30, 2009	$ 4,312,963

Summary of outstanding subscriptions:
2006 subscriptions	$ 1,062,963
October 5, 2007 subscriptions	3,250,000
$ 4,312,963

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005 and December 30, 2005 requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75, when converted.  The protection may be provided in additional shares if necessary.  For the nine month period ended November 30, 2009, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

Due to the recent economic downturn and the market value of the Company’s stock, which is currently trading at below $2.50 per share, the Company continues to evaluate the collectability of its subscription receivable pertaining to 1,300,000 shares at $2.50 per share.

The Company has collected approximately $83,500 of additional outstanding subscription receivables for the period from December 1, 2009 to January 14, 2010.

Note 10. Earnings (Loss) Per Share

The Company computes earnings per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2009 and 2008:

	Three months ended
	November 30,
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (288,812)	$ (691,562)
Weighted average of common shares outstanding	27,380,231	27,158,196
Basic net earnings (loss) per share	$ (0.01)	$ (0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (288,812)	$ (691,562)
Weighted average of common shares outstanding	27,380,231	27,158,196
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,380,231	27,158,196

Diluted net income (loss) per share	$ (0.01)	$ (0.03)

	Nine months ended
	November 30,
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (705,387)	$ (2,218,691)
Weighted average of common shares outstanding	27,323,546	27,114,973
Basic net earnings (loss) per share	$ (0.03)	$ (0.08)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (705,387)	$ (2,218,691)
Weighted average of common shares outstanding	27,323,546	27,114,973
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,323,546	27,114,973

Diluted net income (loss) per share	$ (0.03)	$ (0.08)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

(1)

At November 30, 2009 and 2008, there were outstanding stock options equivalent to 3,793,000 and 4,088,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2009 and 2008 and therefore have been excluded from diluted earnings per share.

(2)

At November 30, 2009 and 2008, there were outstanding warrants equivalent to 223,001 and 0 common shares, respectively.  The warrants expire 2 years from their 2009 date of issuance and have an exercise price of $4.00 per share. The warrants are anti-dilutive at November 30, 2009 and therefore have been excluded from diluted earnings per share.

Note 11. Subsequent Events

The Company evaluated subsequent events to disclose through January 14, 2010, the date the financial statements were available to be issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2009, and its results of operations for the three and nine months ended November 30, 2009 and 2008, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2009, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown, Inc. (the “Company”) completed its nationwide rollout of nearly 27,000 high school spirit content websites in December 2009, which represents the first phase of the Company’s plans to develop powerful, user generated and interactive sites that will serve all the constituents of local high schools, and by extension, their local communities. This phase aggregates existing content from across the Internet that is relevant to each high school. Each school site is customized to reflect each school’s colors, with links to their official high school web page.  This phase will allow us to aggressively engage with partners to add functionality and features unique to each domain.  Phase two of the design roll out is expected to start in January 2010. This design phase will start interacting with our content partners with user profiles and professional website templates for sport teams, school clubs, booster clubs, alumni groups and more and will provide hyper-local information down to the demographics of every school district in the United States.

On September 29, 2009, the Company signed a Strategic Alliance Agreement with The Active Network Inc. covering a range of content, technology and business services.  The companies intend to leverage Active’s extensive data and applications suite to leverage DigitalTown’s unique portfolio of 27,000 URL’s in the market for hyper-local content.  Through the strategic alliance, the companies will initially focus on integrating Active.com content, including an extensive directory of events and facilities, school schedules, scores and rankings, with DigitalTown’s websites.  The companies will also collaborate on a number of technology solutions including event registration and organization, team and organizational websites, and localized online communities.  The companies intend to monetize the sites through online advertising and a variety of subscription and transaction services that are being contemplated.

In June 2009, the Company announced www.AmericasProdigy.com, a premier talent discovery website for high school students which will focus on promoting musical contestants who will be able to post their songs and videos on the DigitalTown websites. The high school contestants will compete for prizes aimed at furthering their musical careers as well as benefiting the school.  The project is scheduled to commence in the 2010/2011 school year and is expected to drive additional internet traffic to the DigitalTown websites.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2009 and 2008

During the three months ended November 30, 2009, the Company recorded revenue of $2,937 and cost of revenue of $54,618 for a negative gross profit of $(51,681) compared to no revenue operations in 2008.  The revenue consisted of minimal commissions generated from advertising on our websites and the cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $51,300, server/bandwidth expense of $2,001 and amortization of website development fees of $1,317.

  Selling, general and administrative expenses for the most current three months decreased by $454,147 to $234,686 compared to a year ago due to a non-cash decrease in stock compensation expense of $424,683 for the most current three months.  The decrease in stock compensation expense was primarily due to the Company not granting any new stock option agreements.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $152,043 for the three months ended November 30, 2009, compared to $181,507 for the three months ended November 30, 2008.  The decrease in selling, general, and administrative expenses of $29,464 for the two comparable quarters was primarily due to a decrease in professional fees of $59,982 partially offset by increases in salary expense of $19,337 and investor relations of $10,174. The Company’s overall loss for the current three months decreased by $402,750 to $288,812.

NINE MONTHS ENDED NOVEMBER 30, 2009 and 2008

During the nine months ended November 30, 2009, the Company recorded revenue of $4,888 and cost of revenue of $98,760 for a negative gross profit of $(93,872) compared to no revenue operations in 2008.  The revenue consisted of commission generated from advertising on our websites and the cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $94,126, server/bandwidth expense of $2,001 and amortization of website development fees of $2,633.

  Selling, general and administrative expenses for the most current nine months decreased by $1,604,909 to $606,320 compared to a year ago due to a decrease in non-cash stock compensation expense of $1,549,257 for the most current nine months.  The decrease in stock compensation expense was primarily due to the Company granting fewer new stock option agreements and reversal of $408,634 of previously recorded stock compensation expense for the nine months ended November 30, 2009 due to forfeitures.  The $408,634 of previously recorded stock compensation expense consisted of stock options that were previously expensed, but not fully vested on the termination date of various employees and advisors.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $476,512 for the nine months ended November 30, 2009, compared to $532,163 for the nine months ended November 30, 2008.  The decrease in selling, general, and administrative expenses of $55,651 for the two comparable periods was primarily due to decreases in professional fees of $95,946, travel and entertainment of $10,290 partially offset by an increase in salary expense of $43,071 and legal fees of $8,749. The Company’s overall net loss for the current nine months decreased by $1,513,304 to $705,387.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2009

The Company’s cash position at November 30, 2009, was $8,426, a decrease of $35,488 from $43,914 at February 28, 2009.  During the nine months ended November 30, 2009, net cash used in operating activities was $577,994 compared to cash used of $525,244 for the comparable period.  When comparing the two periods, the increase in cash used in operating activities of $52,750 for the nine months ended November 30, 2009 was due to an increase of $106,326 in prepaid expense pertaining to annual domain name renewal fees, an increase of $70,528 in accounts receivable and a $29,952 increase in cash operating expenses offset by an increase of $83,870 in accounts payable, an increase of $60,500 in deferred officer compensation and a $9,686 increase in accrued expense.

Net cash used in investing activities for the nine months ended November 30, 2009, was $36,591 of which $13,242 was used for the purchase of additional domain names and $23,349 for website development costs as compared to net cash used of $206,845 of which $203,344 was used for annual domain name renewal fees, $3,778 for the purchase of additional domain names and $123 used for purchase of fixed assets along with $400 of proceeds from the sale of asset for the comparable period.  The change in the current period was due mainly to the annual domain name renewal fees which are now treated as an operating expense vs. a capitalized cost for the nine months ended November 30, 2008.

Net cash provided by financing activities for the nine months ended November 30, 2009 was $579,097 which consisted of $334,500 of proceeds from the issuance of stock, proceeds from director/stockholder loan of $39,482 less principal payments on the loan of $3,235, payments received on stockholder subscription receivables of $194,000 and cash advances from an officer of $14,350. For the comparable period of the nine months ended November 30, 2008, the Company received net cash provided by financing activities of $740,508 which consisted of payments received on stockholder subscription receivables of $413,832, proceeds from director/stockholder loan of $145,000 less principal payments on the loan of $39,537, proceeds from the exercise of stock options of $114,072 and $107,141 of proceeds from issuances of stock.

Monthly cash operating expenses for the nine months ended November 30, 2009, were approximately $62,000 per month. Based on current expense levels, the Company’s monthly cash operating expenses going forward will continue to be approximately $62,000 per month.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2010, include $3,775 of additional web site development cost, monthly interest of $820 on its promissory note with Jeff Mills, a director and stockholder of the Company and approximately $4,800 for the renewal of existing and purchase of additional domain names.  The promissory note has a balance due of $139,014 at November 30, 2009 and is payable upon demand.  The Company intends to pay the balance of this note during our current fiscal year ending February 28, 2010.  The Company currently relies on collection of its stock subscription receivables to fund its operations.  Material terms of the outstanding subscription agreements received by the Company on August 31, 2005, for 78,376 restricted common shares and on December 30, 2005, for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

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

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108, which is due to the original subscription holders. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  As of August 31, 2009, the entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2006 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  Therefore, the Company is owed $300,735 for their share of the additional proceeds for those sales. As of January 14, 2010, no payments have been received for those excess proceeds.

Due to the recent economic downturn and the market value of the Company’s stock, which is currently trading at below $2.50 per share, the Company continues to evaluate the collectability of its subscription receivable pertaining to 1,300,000 shares at $2.50 per share.

As of November 30, 2009, the Company had stock subscription receivables of $4,312,963 and for the nine months ended November 30, 2009, the Company received stock subscription payments of $194,000.

The following table summarizes the stock subscription receivable, by quarter, since February 29, 2008:

Quarter Ended	Total Balance Due	Total Amount Collected	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2008	$ 5,030,795
May 31, 2008	4,919,163	$ 111,632	-	-
August 31, 2008	4,708,563	210,600	-	-
November 30, 2008	4,616,963	91,600	-	-
February 28, 2009	4,506,963	110,000	-	-
May 31, 2009	4,476,963	30,000	-	-
August 31, 2009	4,371,463	105,500	-	-
November 30, 2009	4,312,963	58,500

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005, and December 30, 2005, requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75, when converted.  The protection may be provided in additional shares, if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables and selling new common stock should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would look to raise other types of capital or potentially be forced to reduce operating expenses and/or cease operations altogether.

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

Intangible Assets- Domain Names/Website Development Costs

Domain name cost is accounted for in accordance with the FASB Accounting Standards Codification guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and have made the websites operational. Accordingly, the annual domain name renewal fees are expensed and the purchase of new domain names are capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

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

Recently issued accounting pronouncements:

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  The Company adopted this guidance during the three month period ended November 30, 2009.

The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of November 30, 2009, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of November 30, 2009, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2009, that material weaknesses existed in our internal control over financial reporting as of November 30, 2009, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of November 30, 2009, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended November 30, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 25, 2009, the Company issued 6,250 restricted common shares at $1.20 per share, valued at $7,500, to five directors of the Company for payment of director fees.

During the quarter ended November 30, 2009, the Company entered into stock purchase agreements and issued 26,667 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a price of $1.50 per share, for total cash proceeds of $40,000.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2009, has previously been reported.

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

DigitalTown, Inc.

Dated: January 14, 2010

/s/ Richard A. Pomije____________

Richard A. Pomije, CEO

/s/ Richard A. Pomije____________

Paul R. Gramstad, CFO