Form 10-Q/A
period 2009-11-30
DigitalTown, Inc.
filed 2010-01-22
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

ii

Explanatory Note

The sole purpose of this amendment to our Quarterly Report on Form 10Q, filed January 14, 2010 (the “Original Filing”), is to correct the typed signatures to accurately reflect the correct signors of the Report.  No other information is being amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: January 14, 2010

/s/ Richard A. Pomije____________

Richard A. Pomije, CEO

/s/ Paul R. Gramstad____________

Paul R. Gramstad, CFO