Form 10-K
period 2010-02-28
DigitalTown, Inc.
filed 2010-05-28
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2010

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

Indiciate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes  [X] No (Not required by smaller reporting companies.)

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

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [X] No

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $ 10,154,844 as of the last day of the Company’s most recently completed second fiscal quarter (August 31, 2009), when the last reported sales price was $1.51.

There were 27,478,737 shares of the registrant’s common stock outstanding as of May 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

Item 14.	Principle Accountants and Fees and Services	24

	PART IV	26

Item 15.	Exhibits, Financial Statement Schedules	26

	SIGNATURES	26

PART I

ITEM 1.   BUSINESS

GENERAL

DigitalTown owns the domain names for approximately 27,000 high school spirit sites throughout the United States.  The domain names include the name of the school and their mascot (i.e. www.pasadenabulldogs.com) and the majority of the domain names are in the .com format.  The Company is currently creating a nationwide network of local communities built around these domain names, and the schools and communities they represent.

On September 29, 2009, the Company signed a Strategic Alliance Agreement with The Active Network Inc. (Active) covering a range of content, technology and business services.  The companies (Active and DigitalTown) intend to leverage Active’s extensive data and applications suite to leverage DigitalTown’s unique portfolio of 27,000 URL’s in the market for hyper-local content.  Through the strategic alliance, the companies will initially focus on integrating Active.com content, including an extensive directory of events and facilities, school schedules, scores and rankings, with DigitalTown’s websites.  The companies will also collaborate on a number of technology solutions including event registration and organization, team and organizational websites, and localized online communities.  The companies intend to monetize the sites through online advertising and a variety of subscription and transaction services that are being contemplated.

DigitalTown, completed its nationwide rollout of nearly 27,000 high school spirit content websites in December 2009, which represents the first phase of the Company’s plans to develop powerful, user generated and interactive sites that will serve all the constituents of local high schools, and by extension, their local communities. This phase aggregates existing content from across the internet that is relevant to each high school. Each school site is customized to reflect each school’s colors, with links to their official high school web page.  This phase will allow us to aggressively engage with partners to add functionality and features unique to each domain.

On February 3, 2010, the Company signed a Contractor Services Agreement with Active to perform certain development services.  The specific services will be defined in Statements of Work (SOW), which will be entered into from time to time between the two parties.

•

On February 10, 2010, the Company entered into its first SOW with Active to perform software development services consisting of engaging an independent third party consultant to perform a software technology platform analysis of existing software and supporting technologies in order to evaluate DigitalTown’s software development strategy.

•

On March 5, 2010, the Company entered into a SOW with Active to provide systems design services for the creation of a new database integrating certain Active data with DigitalTown’s database.

Page | 1

•

On April 22, 2010, the Company entered into a SOW with Active to provide systems development services to build the system that will integrate certain Active data with DigitalTown’s database.

•

On April 22, 2010, the Company entered into a SOW with Active to provide systems design services for the creation of a user interface for a call center sales system integrating DigitalTown’s database with Active’s self-serve ad system allowing ads to be targeted to specific DigitalTown spirit sites.  This will allow advertisers to choose single or multiple sites to cover geographic areas, including sub categories by team sport, conference or other interest area.  With 27,000 spirit sites covering the United States, national advertisers will be able to run both local and nationwide advertising campaigns together.

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names.  On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop their platform and monetize their domain names. The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet address is www.digitaltown.com.   The company is traded in the over-the- counter market under the ticker DGTW.

EMPLOYEES

As of May 28, 2010, DigitalTown, Inc. has four employees.  The Company’s employees are not represented by a union.  The Company considers its relations with its employees to be outstanding.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.  The losses for the years ended February 28, 2010 and 2009 were $1,245,049 and $2,964,062 respectively and future losses are likely to occur.  Our accumulated deficit at February 28, 2010 is $18,566,142. As of February 28, 2010, there exists negative working capital of $123,065. For the year ended February 28, 2010, we had negative cash flows from operations of $691,221. Accordingly, we may experience liquidity and cash flow problems if we are not able to collect on our stock subscription receivables as needed or raise additional capital on acceptable terms.

Page | 2

We May Not Be Able To Collect On Our Stock Subscription Receivables As Needed To Fund Our Operations

As of February 28, 2010, the Company had stock subscription receivables of $1,894,463 and for the year ended February 28, 2010, the Company received stock subscription payments of $337,500.

On February 25, 2010, due to the recent economic downturn and the market value of the Company’s stock, which was trading below $2.50 per share, the Company amended the initial pricing terms of the subscription agreements received on October 5, 2007 for 1,300,000 shares.  The amendment decreased the amount due per share from $2.50 to $0.75 and as a result, the Company’s subscription receivable decreased $2,275,000 from $4,169,463 to $1,894,463.

Additionally, as of February 28, 2010, the Company cancelled the final pricing terms on their 2005 subscription agreements, which had entitled the Company to receive 50% of the additional net sales proceeds, after the initial purchaser received 200% of the purchase price. As a result, the Company is no longer owed $300,735 for their share of these additional proceeds from sales that occurred during the period from May 2007 to September 2007.

We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses are approximately $58,000 per month.  We believe our current cash reserves and amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months.

We May Need to Raise Additional Capital to Finance Operations

Funding of our operations has relied almost entirely on the collections of outstanding subscription receivables.  We will need to raise additional capital to fund our anticipated operating expenses and future development, design and launching of our websites.  We cannot assure you that financing, whether from external sources or related parties, will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Page | 3

factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB). Broker-dealers often decline to trade in OTCBB stocks, given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.  It is the Company’s desire to have its common stock traded on a national exchange.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Richard Pomije, our Chairman, CEO and Secretary/Treasurer.  We cannot assure you that we would be able to find an appropriate replacement for him or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have an employment agreement with Mr. Pomije nor do we presently maintain a key-man life insurance policy on him.

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

Page | 4

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

•

General economic conditions and trends;

•

Loss of a major funding source; or

•

Departures of key personnel

ITEM 2.  PROPERTIES

DigitalTown, Inc. leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  The future rent obligations of this lease as of February 28, 2010 totaled $56,975.

ITEM 3.  LEGAL PROCEEDINGS

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  [REMOVED AND RESERVED]

Page | 5

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock has been traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2010 and 2009.

Fiscal Year 2010	Low	High
First Quarter	$1.30	$3.20
Second Quarter	1.25	3.50
Third Quarter	0.18	3.00
Fourth Quarter	0.29	1.70

Fiscal Year 2009	Low	High
First Quarter	$1.90	$3.35
Second Quarter	2.50	6.10
Third Quarter	2.00	4.50
Fourth Quarter	1.50	3.50

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of May 28, 2010, there were approximately 107 record holders of the Company's common stock.

DIVIDEND POLICY

The Company has never paid cash dividends on any of its securities. The Company currently intends to retain any earnings for use in its operations and does not anticipate paying cash dividends in the foreseeable future. Any future dividend policy will be determined by the Company's Board of Directors based upon the Company's earnings, if any, its capital needs and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc.  as of February 28, 2010 and 2009 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,
Balance Sheet Data	2010	2009
Total Assets	$ 940,899	$ 858,203
Total Liabilities	232,068	142,805
Stockholders’ Equity	708,831	715,398

Page | 6

	Year ended February 28,
Operating Statement Data	2010	2009
Revenues	$ 7,511	$ -
Cost of revenues	170,890	-
Gross profit (loss)	(163,379)	-

Operating expenses	1,073,960	2,958,069
Loss from operations	(1,237,339)	(2,958,069)
Other income (expense), net	(7,710)	(5,993)
Net loss	$ (1,245,049)	$ (2,964,062)

Loss per common share-basic and diluted	$(0.05)	$(0.11)
Weighted average shares outstanding-basic and diluted	27,350,072	27,125,928

	Year ended February 28,
Cash Flow Statement Data	2010	2009
Net cash used in operating activities	$ (691,221)	$ (663,263)
Net cash used in investing activities	(25,118)	(207,796)
Net cash provided by financing activities	706,603	847,812
Net change in cash	(9,736)	(23,247)
Cash and cash equivalents, beginning of period	43,914	67,161
Cash and cash equivalents, end of period	$ 34,178	$ 43,914

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2010 and 2009, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

Company Overview

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

Page | 7

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

On February 3, 2010, the Company signed a Contractor Services Agreement with Active to perform certain development services.  The specific services will be defined in Statements of Work (SOW) which will be entered into from time to time between the two parties.

•

On February 10, 2010, the Company entered into its first SOW with Active to perform software development services consisting of engaging an independent third party consultant to perform a software technology platform analysis of existing software and supporting technologies in order to evaluate DigitalTown’s software development strategy.

•

On March 5, 2010, the Company entered into a SOW with Active to provide systems design services for the creation of a new database integrating certain Active data with DigitalTown’s database.

•

On April 22, 2010, the Company entered into a SOW with Active to provide systems development services to build the system that will integrate certain Active data with DigitalTown’s database.

•

On April 22, 2010, the Company entered into a SOW with Active to provide systems design services for the creation of a user interface for a call center sales system integrating DigitalTown’s database with Active’s self-serve ad system allowing ads to be targeted to specific DigitalTown spirit sites.  This will allow advertisers to choose single or multiple sites to cover geographic areas, including sub categories by team sport, conference or other interest area.  With 27,000 spirit sites covering the United States, national advertisers will be able to run both local and nationwide advertising campaigns together.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2010 AND 2009

During the year ended February 28, 2010, the Company recorded revenue of $7,511 and cost of revenue of $170,890 for a negative gross profit of $(163,379) compared to no revenue from operations during the year ended February 28, 2009.  The revenue consisted of minimal commissions generated from advertising and merchandise sales on our websites and the cost

Page | 8

of revenue consisted of amortization of the prepaid annual domain name renewal fees of $159,490, domain register fees of $2,190, server/bandwidth expense of $4,002 and amortization of website development fees of $5,208.

Selling, general and administrative expenses for the year ended February 28, 2010 decreased by $1,884,109 to $1,073,960 compared to a year ago due mainly to a decrease in non-cash stock compensation expense of $1,860,383 for the current year.  The decrease in stock compensation expense was primarily due to the Company granting fewer new stock option agreements and the reversal of previously recorded stock compensation expense of $235,482 for the year ended February 28, 2009 due to forfeitures.  The $235,482 of previously recorded stock compensation expense consisted of stock options that were previously expensed, but not fully vested on the termination date of various employees and advisors.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $611,408 for the year ended February 28, 2010, compared to $635,134 for the year ended February 28, 2009.  The decrease in selling, general, and administrative expenses of $23,726 for the two comparable periods was primarily due to decreases in professional fees of $72,211 and travel and entertainment of $11,731 partially offset by an increase in salary expense of $40,638, legal fees of $11,797 and administrative fees of $5,750.

The Company’s overall net loss for the current year decreased by $1,719,013 to $1,245,049.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2010, was $34,178, a decrease of $9,736 from $43,914 at February 28, 2009.  During the year ended February 28, 2010, net cash used in operating activities was $691,221 compared to cash used of $663,263 for the comparable period.  When comparing the two periods, the increase in cash used in operating activities of $27,958 for the year ended February 28, 2010 is primarily due to expensing domain name renewal fees of $159,489 versus capitalizing them a year ago.  This increase in operating costs was partially offset by non-cash and deferred salary payments of $93,262 to our CEO.

Net cash used in investing activities for the year ended February 28, 2010 was $25,118, of which $23,349 was used for website development costs and $1,769 for the purchase of additional domain names as compared to net cash used of $207,796, of which $204,360 was used for annual domain name renewal fees, $3,713 for the purchase of additional domain names and $167 used for purchase of fixed assets offset with $444 of proceeds from the sale of an asset for the comparable period.  The change in the current period was due mainly to the annual domain name renewal fees which are now treated as an operating expense versus a capitalized cost for the year ended February 28, 2009.

Net cash provided by financing activities for the year ended February 28, 2010 was $706,603 which consisted of payments received on stockholder subscription receivables of $337,500, proceeds from the issuance of common stock of $334,500 and proceeds from director/stockholder loan of $39,482 less principal payments on the loan of $4,879.  For the comparable period ended February 28, 2009, the Company received net cash provided by financing activities of $847,812 which consisted of payments received on stockholder subscription receivables of $523,832, proceeds from the exercise of stock options of $114,073, proceeds from the issuance of common stock of $107,140 and proceeds from director/stockholder loan of $145,000 less principal payments on the loan of $42,233.

Page | 9

Monthly cash operating expenses for the year ended February 28, 2010 were approximately $58,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $59,000 per month, which includes the yearly cost of the renewal of the existing domain names totaling $174,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2011 include $7,500 for system design services. A promissory note with Jeff Mills, a director and stockholder of the Company, has a balance due of $137,370 at February 28, 2010 and is payable upon demand.  The Company intends to pay the balance of the note in fiscal year 2011.  From March 1, 2010 to May 28, 2010, the Company has received cash proceeds of $358,950 from stock subscription receivables and $10,000 for the issuance of 6,667 shares of common stock at $1.50 per share.  In addition, the Company will also continue to collect on its remaining stock subscription receivables to fund its operations.

As of February 28, 2010, the Company has the following stock subscription agreements outstanding:

2005 Agreements

Material terms of the subscription agreements, after the cancellation of the final pricing terms (see note 5), received by the Company on August 31, 2005, for 78,376 restricted common shares and on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2005 subscription agreements at February 28, 2010 is $919,463.

2007 Agreements

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000).  Significant terms of the original subscription agreement are as follows:

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

Page | 10

On February 25, 2010, due to the recent economic downturn and the market value of the Company’s stock, which was trading below $2.50 per share, the Company amended the pricing terms of the subscription agreements received by the Company on October 5, 2007.  The amendment changed the following significant terms of the subscription agreement:

The parties agree that the initial pricing terms in the Confidential Binding Term Sheet dated October 5, 2007 of the Agreement will be amended to state as follows:

1.

The Subscriber offers to purchase shares of the Company for $0.75 per share.  After the price adjustment, the revised total value of this subscription agreement is $975,000.

The following other provisions of the initial pricing and final pricing terms in the Confidential Binding Term Sheet dated October 5, 2007 of the Agreement will be deleted, and are not enforceable by either party:

•

Beginning October 5, 2009, 1/36 payments are due each month thereafter on the 5th of every month.

•

The Company at its option may call up to 1/12 of the (gross) receivable note per month if the preceding 30 day average trading price is at or above $7.00 a share.  Minimum trading Volume must be 5,000 shares a day.

•

As total consideration for the purchase and sale of the Company’s stock, purchaser shall ultimately pay to the Company the following amount (the “Purchase Price”):

A.

Purchaser shall first be entitled to an amount equal to 200% of the face amount of each share.

B.

After the purchaser receives the amount in A above, the Company shall be entitled to 50% of any additional net sales proceeds of the stock.  Net sales proceeds shall mean the gross proceeds received from the sale of the stock, less reasonable brokerage commissions.

C.

Final adjusted net sales proceeds will be wired to the Company within 7 days from the final settlement of the sale of stock sold.

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2010 is $975,000.

Summary

As noted above, the Company cancelled the terms relating to future sales by the purchasers, therefore, as of February 28, 2010, the Company is no longer owed the $300,735 for their share of the additional proceeds from these sales.  There was no accounting required for this transaction, because the amount owed to the Company was never recorded.

As of February 28, 2010, the Company had stock subscription receivables of $1,894,463 and for the twelve months ended February 28, 2010, the Company received stock subscription payments of $337,500.

The following table summarizes the stock subscription receivable, by quarter, for the twelve months ended February 28, 2010:

Page | 11

Quarter Ended	Total Balance Due	Total Amount Collected	Amended Purchase Price (1)	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2009	$ 4,506,963
May 31, 2009	4,476,963	$ 30,000	-	-
August 31, 2009	4,371,463	105,500	-	-
November 30, 2009	4,312,963	58,500	-	-
February 28, 2010	1,894,463	143,500	$ 2,275,000	(2)	-

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

The participatory right terms of the original subscription agreements were cancelled on February 25, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted, the protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock is less than $.75; the shareholder then would be entitled to up to 30% additional shares, depending on the trading share price.

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and the cash received from our stock issuance in May 2010 should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of DigitalTown, Inc.’s financial condition and results of operations are based on our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While DigitalTown Inc.’s significant accounting policies are described in more detail in Note 1 to its financial statements,

Page | 12

management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC 350-30) guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the Company’s resulting websites  are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-30) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

Page | 13

The Company estimates the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates. The Company is using the Black-Scholes option pricing model. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

Recently Issued Accounting Pronouncements

In December 2009, the FASB issued guidance on the qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of Accounting Standards Update (“ASU”) 2009-17 to have a material impact on its financial statements.

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company’s financial statements and in its financial position represents the potential loss arising from adverse changes in interest rates.  This risk is low as the Company has very limited debt and has no third-party debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	29

Consolidated Financial Statements:
Consolidated Balance Sheets	30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders' Equity	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34-48

Page | 14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2010 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 28, 2010, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

 Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Page | 15

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2010.   Management identified the following material weaknesses which were previously identified last year:

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 28, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation

In response to the material weaknesses in our internal controls noted above, we have formalized the following corrective procedures to remediate them;

Material weakness #1, #2 and #3;

•

Apply a more rigorous review of the quarterly close processes by the CFO to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained;

Additional controls for material weakness #1;

•

Reconciliation of internal stock option register with new options expensed on a quarterly basis;

Page | 16

•

Review of new stock option agreements with CEO and Chairman on a quarterly basis;

•

All new stock option agreements will be sequentially numbered; and

•

All new stock options granted will be documented in the board minutes including grantee, date of grant, number of options granted, exercise price, vesting terms, and length of agreement.

With the implementation of these corrective actions, we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2011; however such procedures will not be tested until our first quarter close.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Richard A. Pomije	55	Chairman, Chief Executive Officer, & Secretary/Treasurer
Paul R. Gramstad (1)	49	Chief Financial Officer
Mike W. Davis (2)	48	Chief Technical Officer
Jeffrey L. Mills	48	Director
Pierce McNally	61	Director
Gary Hall	45	Director
John A. Witham	58	Director
Donald M. Fisher	56	Director

(1)

– Mr. Gramstad is a contract CFO and not an employee of the Company

(2)

– Mr. Davis is a contract CTO and is not an employee of the Company

Page | 17

RICHARD A. POMIJE was appointed Chief Executive Officer on August 21, 2009.  Mr. Pomije has been with DigitalTown, Inc. since 1982 and has served as President, Secretary, Treasurer, and a director since 1996. He had previously served in such positions from 1983 through 1992. Mr. Pomije's primary responsibilities include overall strategic planning. Mr. Pomije holds a degree in Communication Technology, Audio Technology and Technical Services from Brown Institute. Mr. Pomije also received a First Class FCC license with radar endorsement.

PAUL R. GRAMSTAD was appointed Chief Financial Officer on July 2, 2009.  For the past five years Mr. Gramstad has worked as a financial consultant and for the past three years has been responsible for the Company’s financial reporting and accounting function and continues in that role as their contract CFO.  Prior to that, he owned and operated a tax business, and held a number of senior level financial positions in the accounting and finance area.  Mr. Gramstad is a 1983 graduate of Gustavus Adolphus College and a Certified Public Accountant.

MIKE W. DAVIS was appointed Chief Technology Officer on December 1, 2007.  Mr. Davis currently holds two positions; Owner and President of Sihope Communications since 1995 and Enterprise/Software Architect at Procedo Inc since 2006.  Mr. Davis has extensive experience as a Project Manager for large scale websites, the design and deployment of multi-site networking infrastructure and the design and direct development of multisystem/multiplatform migration software from various hardware/software compliance archives.

JEFFREY L. MILLS became a director in December 2003. Mr. Mills has worked for Xerox Corporation for the past 23 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several securities licenses.

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

GARY HALL became a director on August 1, 2007.  Mr. Hall currently holds three positions; CEO and President of Social Managers, Inc, a social networking management company since 2008, Executive Consultant with Pringo since 2008 and Executive Consultant/Owner of Reunion.com, Inc. since 2008.   Mr. Hall served as President of Pringo, a Los Angeles based social networking company from 2006 to 2008. Prior to that, Mr. Hall served as Vice President Business Development at Reunion.com, Inc. from 2002 to 2006.

Page | 18

JOHN A. WITHAM became a director on August 21, 2009.  Mr. Witham served as Executive Vice President and Chief Financial Officer at DigitalTown from September 2008 to June 2009.  From 2006 - 2008, Mr. Witham served as Executive Vice President and Chief Financial Officer at Wireless Ronin Technologies, a start-up software technology company in the digital signage industry.  Prior to Wireless Ronin Technologies, Mr. Witham spent two years in the financial consulting field.  Prior to that, he served as Executive Vice President and Chief Financial Officer at Metris Companies, a credit card issuer in the consumer finance industry.  Prior to Metris Companies, Mr. Witham held a number of senior level financial positions in the accounting and finance area.  Mr. Witham holds a B.A. in Accounting from Winona State University.

DONALD M. FISHER became a director on January 21, 2010.  Since 2007, Mr. Fisher has served as the Director of Strategic Services at the Active Network focusing on the web and new media, including substantial work in the areas of syndication, aggregation, search engine marketing and community building.  From 2003-2007, he was a principal at Talisman Interactive.  Mr. Fisher is a seasoned marketing and sales executive with substantial experience in business to business and business to consumer marketing.  He has lead two separate firms to the ranks of the Philly 100 Fastest Growing Companies.  Mr. Fisher is a graduate of the University of Pennsylvania.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2010 and 2009 to the Principal Executive Officer, Principal Financial Officer and Chief Executive Officer. There were no other compensated officers in fiscal 2010.

Page | 19

Summary Compensation Table

Name and Principal Position		Fiscal year	Salary	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard Pomije, Principal Executive Officer (PEO), CEO & Chairman	(5)	2010	$ 209,161	$ -	$ 46,075	$ 255,236
		2009	$ 226,731	$ -	$ 36,224	$ 262,955

John A. Witham, Principal Financial Officer (PFO) & CFO	(6)	2010	$ 5,150	$ -	$ -	$ 5,150
		2009	$ 73,750	$ 341,242	$ -	$ 414,992

Paul R. Gramstad, Principal Financial Officer (PFO) & CFO	(7)	2010	$ 23,400	$ 49,010	$ -	$ 72,410
		2009	$ 33,340	$ 96,126	$ -	$ 129,466

Jan K. Andersen, CEO/Director	(8)	2010	$ 41,538	$ -	$ -	$ 41,538
		2009	$ 7,692	$ 835,216	$ -	$ 842,908

(1)

The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)). The assumptions and methodologies used to calculate these amounts are discussed in Note 6 in the Notes to Financial Statements contained elsewhere in this Annual Report. The SEC’s disclosure rules previously required that we present stock award and option award information for 2009 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, recent changes in the SEC’s disclosure rules require that we now present the stock award and option award amounts in the applicable columns in the table above with respect to 2009 on a similar basis as the 2010 presentation using the grant date fair value of the awards granted during the corresponding year, regardless of the period over which the awards are scheduled to vest. Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock awards and option awards for 2009 differ from the amounts previously reported in our Summary Compensation Table for that year. As a result, to the extent applicable, each named executive officer’s total compensation amount for 2009 may differ from the amount previously reported in our Summary Compensation Table for that year.

(2)	Automobile expenses - Richard A. Pomije FY2010 $11,497 FY2009 $11,531
(3)	Board member fees –Richard A. Pomije FY2010 $6,844 paid with issuance of restricted common stock FY2009 $6,000 paid with issuance of restricted common stock

Page | 20

(4)	Medical insurance – FY2010 Richard A. Pomije $27,734 FY2010 $27,734 FY2009 $18,693
(5)	Richard A. Pomije was appointed CEO on August 21, 2009
(6)	John A. Witham was appointed as contract CFO/PFO on September 16, 2008 and resigned on July 2, 2009.
(7)	Paul R. Gramstad was appointed contract CFO/PFO on July 2, 2009
Paul R. Gramstad was appointed contract Controller on September 16, 2008
(8)	Jan K. Andersen was appointed as CEO on January 27, 2009 and dismissed on August 21, 2009.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 28, 2010.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
Jeffrey L. Mills (director)	12/23/2009	110,000	$1.75	$107,822	12/23/2014
Donald M. Fisher (director)	12/23/2009	100,000	$1.75	$98,020	12/23/2014
John A. Witham (director)	12/23/2009	100,000	$1.75	$98,020	12/23/2014
Paul R. Gramstad (officer)	12/23/2009	50,000	$1.75	$49,010	12/23/2014

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2010.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije (officer)	2,500,000	0	$1.725	11/6/2011
Paul R. Gramstad (officer)	50,000	0	$1.750	12/23/2014
Paul R. Gramstad (officer)	25,000	0	$4.250	8/25/2013
Jeffrey L. Mills (director)	40,000	0	$1.725	11/6/2011
Jeffrey L. Mills (director)	110,000	0	$1.750	12/23/2014
Pierce McNally (director)	100,000	0	$1.725	11/6/2011
Gary Hall (director)	150,000	0	$4.500	7/26/2012
John A. Witham (director)	100,000	0	$1.750	12/23/2014
Donald M. Fisher (director)	100,000	0	$1.750	12/23/2014

Page | 21

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS  IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company currently pays its directors a $500 monthly fee which the Company has the option to pay with the issuance of restricted common stock.  Richard A. Pomije’s director fees compensation is reported in the above Summary Compensation Table.  For the current fiscal year, the Company issued the following restricted common stock valued at $32,391 for the payment of directors fees:

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

On February 24, 2010, the Company issued 10,313 restricted common shares at $1.25 per share, valued at $12,891, to six directors of the Company for payment of director fees.

The following table summarizes the payment of director fees for the year ended February 28, 2010:

Director Compensation Table

Name	Stock Awards	Option Awards	Prepaid Fees at February 28, 2010	Total
Jeffrey L. Mills	$ 6,000	$ 107,822	$ 844	$ 114,666
Pierce McNally	$ 6,000	$ -	$ 844	$ 6,844
Gary Hall	$ 6,000	$ -	$ 844	$ 6,844
John A. Witham	$ 3,000	$ 98,020	$ 844	$ 98,864
Donald M. Fisher	$ 750	$ 98,020	$ 423	$ 98,443

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2010, with respect to the number of shares of common stock beneficially owned by (i) each shareholder known by DigitalTown, Inc. to own beneficially 5% or more of the common stock; (ii) all officers and directors; and (iii) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Page | 22

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije (CEO & chairman)	20,666,101(2)	68.94%(2)
Paul R. Gramstad (CFO)	95,680(3)	.35%(3)
Mike Davis (CTO)	55,000(4)	.20%(4)
Jeffrey L. Mills (director)	719,856(5)	2.61%(5)
Pierce McNally (director)	122,981(6)	.45%(6)
Gary Hall (director)	158,781(7)	.57%(7)
John A. Witham (director)	103,125(8)	.37%(8)
Donald M. Fisher (director)	100,938(9)	.37%(9)
Thomas B. Pomije	2,208,978	8.04%
All directors and executive officers as a group	22,022,462	71.73%

Common shares issued and outstanding as of February 28, 2010 were 27,476,246

(1)

The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934.

(2)

Includes the right to acquire 2,500,000 shares through the exercise of stock options within 60 days of February 28, 2010.

(3)

Includes the right to acquire 75,000 shares through the exercise of stock options within 60 days of February 28, 2010.

(4)

Includes the right to acquire 60,000 shares through the exercise of stock options within 60 days of February 28, 2010.

(5)

Includes the right to acquire 150,000 shares through the exercise of stock options within 60 days of February 28, 2010.

(6)

Includes the right to acquire 100,000 shares through the exercise of stock options within 60 days of February 28, 2010.

(7)

Includes the right to acquire 150,000 shares through the exercise of stock options within 60 days of February 28, 2010.

(8)

Includes the right to acquire 100,000 shares through the exercise of stock options within 60 days of February 28, 2010.

Section 16 Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under require the Company's officers, directors, and holders of 5% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission (the "Commission"). To the Company's best knowledge, based solely on

Page | 23

information provided by the reporting individuals, all of the reports required to be filed by these individuals were filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

DigitalTown, Inc. leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  The future rent obligations of this lease as of February 28, 2010 totaled $56,975.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

ITEM 14.  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES.

Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (MTK) (formerly Carver Moquist & O’Connor, LLC) served as the Company’s independent registered public accounting firm during fiscal 2010 and 2009.  The Company’s audit committee has engaged MTK to perform three quarterly reviews in fiscal 2011.

During the fiscal years ended February 28, 2010 and 2009, the following was paid to MTK:

	2010	2009
Audit fees (1)	$ 42,500	$ 41,234
Total other audit related fees (2)	$ 3,690	$ 2,195
Tax fees	$ 0	$ 0

 (1) Total fees include the annual audit and quarterly review fees.  Billing for out-of-pocket costs are not included.

(2) Fees in connection with the Company’s SEC Comment Response letters and SOX 404 planning.

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

Page | 24

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

•

The Committee shall review and discuss with management and the independent auditors any material financial or non-financial arrangements of the Company which do not appear in the financial statements of the Company and any transactions or courses of dealing with parties related to the Company which transactions are significant in size or involve terms or other aspects that differ from those that would

Page | 25

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2010 and 2009

(b)

Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Lease agreement with Jeff Mills (3)
10.2	1996 Employee Stock Option Plan, as amended to date (1)
10.3	Stock Subscription Agreements (3)
10.4	Amendments to Stock Subscription Agreements
14.1	Code of Ethics(2)
22.1	List of wholly owned subsidiaries (3)
23.1	Consent of Independent Registered Public Accounting Firm
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350

(1)

Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

(2)

Incorporated by reference to exhibit filed as a part of Current Report on Form 8K filed June 9, 2009.

(3)

Incorporated by reference to exhibits filed as a part of our Annual Report on Form 10K filed April 16, 2009.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: May 28, 2010	By: /s/ Richard A. Pomije
Richard A. Pomije
Chief Executive Officer & Chairman/Director
(Principal Executive Officer)

Page | 26

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 28, 2010	By: /s/ Richard A. Pomije
Richard A. Pomije
Chief Executive Officer & Chairman/Director
(Principal Executive Officer)

Dated: May 28, 2010	By:/s/ Paul R. Gramstad
Paul R. Gramstad
Chief Financial Officer
(Principal Financial Officer)
Dated: May 28, 2010	By: /s/ Jeff Mills
Jeff Mills, Director
Dated: May 28, 2010	By: /s/ Pierce McNally
Pierce McNally, Director
Dated: May 28, 2010	By: /s/ Gary Hall
Gary Hall, Director

Dated: May 28, 2010	By: /s/ Donal M. Fisher
Donald M. Fisher, Director

Page | 27

DigitalTown, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2010 AND 2009

Page | 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. as of February 28, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota

May 28, 2010

Page | 29

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,
	2010	2009
Current assets:
Cash	$ 34,178	$ 43,914
Prepaid domain name renewal fees	54,825	-
Prepaid expense	20,000	-
Total current assets	109,003	43,914
Property and equipment, net	1,719	4,022
Intangible assets, net	830,177	810,267
Total assets	$ 940,899	$ 858,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 55,412	$ 27,565
Loan from director/stockholder	137,370	102,767
Other liability	15,000	-
Accrued payroll	2,563	12,473
Deferred officer compensation	21,723	-
Total current liabilities	232,068	142,805
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,476,246 and 27,166,862 shares issued and outstanding at February 28, 2010 and 2009, respectively	274,759	271,665
Additional paid-in-capital	20,894,677	22,271,789
Subscription receivable	(1,894,463)	(4,506,963)
Accumulated deficit	(18,566,142)	(17,321,093)
Total stockholders’ equity	708,831	715,398
Total liabilities and stockholders’ equity	$ 940,899	$ 858,203

The accompanying notes are an integral part of these consolidated financial statements.

Page | 30

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28,
	2010	2009
Revenues	$ 7,511	$ -

Cost of revenues	170,890	-

Loss from operations	(163,379)	-

Operating expenses:
Selling, general and administrative expenses	1,073,960	2,958,069
Income (loss) from operations	(1,237,339)	(2,958,069)
Other income (expense):
Interest expense	(9,526)	(7,742)
Other income	1,816	1,749
Total other income (expense)	(7,710)	(5,993)

Net loss before income taxes	(1,245,049)	(2,964,062)
Income tax provision	-	-
Net loss	$ (1,245,049)	$ (2,964,062)

Net loss per common share – basic and diluted	$ (0.05)	$ (0.11)

Weighted average common shares outstanding – basic and diluted	27,350,072	27,125,928

The accompanying notes are an integral part of these consolidated financial statements.

Page | 31

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended February 28, 2010 and 2009

	Common Stock		Additional
			Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 29, 2008	27,081,750	$270,812	$19,737,494	$(5,030,795)	$(14,357,031)	$620,480
Cancelation of common stock issued previously for payment of outstanding accounts payable	(10,690)	(106)	(30,894)	-	-	(31,000)
Issuance of common stock at $2.60 and $2.90 per share	39,975	400	106,740	-	-	107,140
Payments received on subscription agreements	-	-	-	523,832	-	523,832
Stock based compensation	-	-	2,322,935	-	-	2,322,935
Common stock issued for director fees	8,952	90	21,910	-	-	22,000
Stock options exercised	46,875	469	113,604	-	-	114,073
Net loss	-	-	-	-	(2,964,062)	(2,964,062)
Balance February 28, 2009	27,166,862	271,665	22,271,789	(4,506,963)	(17,321,093)	715,398
Issuance of common stock at $1.50 per share	223,001	2,230	332,270	-	-	334,500
Payments received on subscription agreements	-	-	-	337,500	-	337,500
Amendment of subscription agreements (Note 11)	-	-	(2,275,000)	2,275,000	-	-
Stock based compensation	-	-	462,552	-	-	462,552
Common stock issued for director fees	24,175	242	32,149	-	-	32,391
Common stock issued for deferred compensation	62,208	622	70,917	-	-	71,539
Net loss	-	-	-	-	(1,245,049)	(1,245,049)
Balance February 28, 2010	27,476,246	$274,759	$20,894,677	$(1,894,463)	$(18,566,142)	$708,831

The accompanying notes are an integral part of these consolidated financial statements.

Page | 32

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended February 28,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,245,049)	$ (2,964,062)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,303	2,493
Amortization of website development cost	5,208	-
Stock based compensation expense	462,552	2,322,935
Non-cash stock issued for director fees	32,391	22,000
Non-cash stock issued for deferred compensation	71,539	-
Gain on sale of asset	-	(55)
Changes in operating assets and liabilities:
Other receivables	-	70,528
Prepaid domain name renewal fees	(54,825)	-
Prepaid expense	(20,000)	-
Accounts payable	27,847	(104,118)
Accrued expenses:
Accrued payroll	(9,910)	(1,828)
Accrued interest	-	(11,156)
Deferred officer compensation	21,723	-
Deferred revenue	15,000	-
Net cash used in operating activities	(691,221)	(663,263)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(167)
Proceeds from sale of asset	-	444
Purchase of intangible asset – website development	(23,349)	-
Purchase of intangible assets – domain names	(1,769)	(3,713)
Payments made for renewal of domain names	-	(204,360)
Net cash used in investing activities	(25,118)	(207,796)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	39,482	145,000
Payments on loan – director/stockholder	(4,879)	(42,233)
Payments received on stockholder subscription receivables	337,500	523,832
Proceeds from issuance of common stock	334,500	107,140
Proceeds from exercise of stock options	-	114,073
Net cash provided by financing activities	706,603	847,812

Net change in cash and cash equivalents	(9,736)	(23,247)
Cash and cash equivalents, beginning of period	43,914	67,161
Cash and cash equivalents, end of period	$ 34,178	$ 43,914

The accompanying notes are an integral part of these consolidated financial statements.

Page | 33

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names.  On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop their platform and monetize their domain names. The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet address is www.digitaltown.com.   The company is traded in the over-the- counter market under the ticker DGTW.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At February 28, 2010, the Company had an accumulated deficit of $18,566,142.  Subsequent to February 28, 2010, the Company has received cash proceeds totaling approximately $358,950 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivable and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least February 28, 2011.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Page | 34

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, accrued expenses and note payable.  The Company considers the carrying value of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 28, 2010, the Company had no cash equivalents.

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC 350-30) guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the Company’s resulting websites  are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Additionally, since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-30) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.

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

Page | 35

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

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

Income Taxes

The Company accounts for income taxes by following an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.  The Company has three open years of tax returns subject to examination.

The Company follows the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation and Warrants

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees and directors on a straight-line basis over the respective vesting period of the awards.  The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant of the portion of stock-based payment awards that are ultimately expected to vest.

The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model. This option pricing model involves a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company's common stock and interest rates.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 28, 2010 and 2009, the Company had no items defined as other comprehensive income (loss).

Page | 36

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company up to $250,000.  At February 28, 2010, the Company had no uninsured cash balances.

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 28, 2010 and 2009.

Recently Issued Accounting Pronouncements

In December 2009, the FASB issued guidance on the qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of Accounting Standards Update (“ASU”) 2009-17 to have a material impact on its financial statements.

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

Note 2. Property and Equipment

Property and equipment are as follows:

	February 28,
	2010	2009
Office equipment and furniture	$ 480,636	$ 480,636
Less accumulated depreciation	(464,279)	(461,976)
Less impairment of equipment	(14,638)	(14,638)
	$ 1,719	$ 4,022

Depreciation expense for the fiscal years ended February 28, 2010 and 2009 was $2,303 and $2,493, respectively.

Page | 37

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

Note 3. Intangible Assets

Intangible assets, net are as follows:

	February 28,
	2010	2009
Domain names	$ 812,036	$ 810,267
Website development costs	23,349	-
Less accumulated amortization	(5,208)	-
	$ 830,177	$ 810,267

During the twelve months ended February 28, 2010 and 2009, the Company capitalized $1,769 and $3,713, respectively, of additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the twelve months ended February 28, 2010, the Company incurred $214,314 of annual domain name renewal fees and has expensed $159,489 to cost of revenues on a straight line basis and has recorded the remaining $54,825 as prepaid expense as of February 28, 2010. During the twelve months ended February 28, 2009, the Company was still in the development stage of its websites and had capitalized $204,360 of annual domain name renewal fees and thus no cost of revenue or prepaid expense was recorded.

During the twelve months ended February 28, 2010, the Company capitalized $23,349 of website development costs.  The Company has determined that these costs pertain to a component that is ready for its intended use and have an estimated useful life of three years.  During the twelve months ended February 28, 2010, the Company recorded $5,208 of website development amortization expense pertaining to this component to cost of revenues in the Company’s consolidated statement of operations.

Future amortization expense at February 28, 2010 is as follows:

February 28, 2011	$ 7,783
February 28, 2012	7,783
February 28, 2013	2,575
$ 18,141

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  On January 25, 2010, the Company issued 62,208 restricted common shares at $1.15 per share, valued at $71,539, to pay the entire deferred compensation balance accrued as of December 31, 2009.  The total balance owed as of February 28, 2010 is $21,723.

Page | 38

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

Note 5. Stockholders Equity

Fiscal 2010 Stock Transactions

On February 24, 2010, the Company issued 10,313 restricted common shares at $1.25 per share, valued at $12,891, to six directors of the Company for payment of director fees.

On January 25, 2010, the Company issued 62,208 restricted common shares at $1.15 per share, valued at $71,539, to Richard Pomije, the CEO and Chairman of the Company for payment of deferred compensation.

On November 25, 2009, the Company issued 6,250 restricted common shares at $1.20 per share, valued at $7,500, to five directors of the Company for payment of director fees.

From May 2009 to November 2009, the Company entered into stock purchase agreements and issued 223,001 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50 per share, for total cash proceeds of $334,500.

On August 20, 2009, the Company issued 4,612 restricted common shares at $1.30 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On May 20, 2009, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

Fiscal 2009 Stock Transactions

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

Page | 39

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

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

Stock Warrants

As of February 28, 2010, the Company has a total of 223,001 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their 2009 dates of issuance.  The weighted average remaining exercise period as of February 28, 2010 is 1.20 years.

Other

During the period from May 2007 to September 2007, holders of previously subscribed shares sold a portion of their shares to other subscription holders of the Company in order to pay the Company the remaining balance due on their subscription agreements.  A total of 827,092 shares had been sold and transferred to the new purchasers for a total purchase price of $1,842,108, which is due to the original subscription holder. The underlying original subscription receivable due the Company for these transferred shares totaled $620,319.  The entire $620,319 has been paid to the Company and has reduced the original investor’s stock subscription receivable accordingly.  Additionally, due to these shares being re-sold at prices in excess of the original face amount of the shares purchased, a portion of the proceeds is due back to the Company.  Per the 2005 stock subscription agreements, the seller of the subscribed shares is entitled to up to 200% of the face amount of each share sold and the Company is entitled to 50% of any additional proceeds of the stock in excess of that 200%.  As of February 28, 2010, no payments have been received and the Company’s $300,735 share of the proceeds from these sales has not been recorded in the stock subscription receivable balance.

On February 28, 2010, the Company cancelled the Final Pricing terms of the subscription agreements received by the Company on August 31, 2005 and December 30, 2005 pertaining to these sales.  The following terms of the agreements were cancelled:

•

After the purchaser receives 200% of the purchase price, the Company shall be entitled to 50% of any additional net sales proceeds of the stock.  Net sales proceeds shall mean the gross proceeds received from the sale of the stock, less reasonable brokerage commissions.

•

Final adjusted net sales proceeds will be wired to the Company within 7 days from the date of the final settlement of the sale of stock from the conversion of all of the outstanding debentures.

Therefore, as of February 28, 2010, the Company is no longer owed the $300,735 for their share of the additional proceeds from these sales.

Page | 40

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

In February 2010, the Company entered into an agreement with an investment banker to promote and sell shares of common stock to accredited and institutional investors.  In conjunction with the potential sale of shares of common stock, the investment banker will receive a 10% commission, be reimbursed for expenses, granted five-year warrants of the Company's common stock equal to 10% of the shares of common stock sold.  As of May 28, 2010, the Company has not received any proceeds from the sales of shares of common stock associated with this agreement.  In February 2010, the Company paid the investment banker $20,000 as an advance on expenses and any potential commission earned.  The Company has recorded the advance as a prepaid expense as of February 28, 2010.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 28, 2010, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options vary from two to five years from the date of grant.

The Company records its stock-based compensation arrangements calculating the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the consolidated statement of operations based on their grant date fair values.  The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the years ended February 28, 2010 and 2009, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	Year ended February 28,
	2010	2009
Weighted-average volatility	186%	145%
Expected dividends	None	None
Expected term (in years)	5	5
Weighted-average risk-free interest rate	2.30%	2.62%
Weighted-average fair value of options granted	$1.05	$2.39

The Company recorded stock-based compensation expense of $462,552 and $2,322,935 for all outstanding options for the years ended February 28, 2010 and 2009, respectively.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic loss per common share for the years ended February 28, 2010

Page | 41

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

and 2009 by $0.02 and $0.09 respectfully. As of February 28, 2010, there remains $82,456 of total unrecognized compensation expense, which is expected to be recognized over future periods through December 31, 2010.

The following table summarizes information about the Company’s stock options as of February 28, 2010 and changes during the year ended February 28, 2010:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding February 28, 2008	3,422,500	$ 1.942	-	-
Granted	1,365,000	5.380	-	-
Canceled or expired	(262,625)	(2.083)	-	-
Exercised	(46,875)	(2.163)	-	-
Outstanding - February 28, 2009	4,478,000	$ 2.979	-	-
Granted	630,000	1.972	-	-
Canceled or expired	(1,105,000)	(4.770)	-	-
Exercised	-	-	-	-
Outstanding - February 28, 2010	4,003,000	$ 2.326	2.08	-
Exercisable at February 28, 2010	3,877,000	$ 2.310	2.04	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The following table summarizes information about stock options outstanding as of February 28, 2010:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.73 - $1.75	3,070,000	1.96	$1.73	3,065,000	$1.73
$2.25 - $2.60	448,000	2.66	$2.40	382,000	$2.37
$3.00 - $4.50	385,000	2.93	$3.68	330,000	$3.79
$15.00	100,000	0.17	$15.00	100,000	$15.00
$1.73 - $15.00	4,003,000	2.08	$2.33	3,877,000	$2.31

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one

Page | 42

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

year at a monthly rent of $3,650.  The Company’s lease payments made to the Jeff Mills for the years ended February 28, 2010 and February 28, 2009 totaled $31,800 and $31,800, respectively.

Future minimum lease payments at February 28, 2010 are as follows:

FY 2011	$ 31,800
FY 2012	25,175
$ 56,975

Note 8. Loan from Director/Stockholder

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%,. In May 2009, the annual interest rate was increased to 7.0%.  The outstanding balance of the loan as of February 28, 2010 and 2009, was $137,370 and $102,767, respectively.  For the fiscal years ended February 28, 2010 and 2009, the Company made principal payments of $4,879 and $42,233, respectively, and received additional advances of $39,482 and $0, respectively.  Interest expense incurred on this loan for the fiscal years ended February 28, 2010 and 2009 was $9,526 and $7,742, respectively.

Note 9. Income Taxes

At February 28, 2010, the Company had net operating loss carryforwards of approximately $7,380,000. The net operating loss carryforwards are available to offset future taxable income through 2029 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred.

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$ 2,721,000	$ 2,419,000
Stock compensation	2,775,000	3,037,000
Total deferred tax assets	5,496,000	5,456,000
Valuation allowance	(5,496,000)	(5,456,000)
Net deferred tax assets	$ -	$ -

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2010 and 2009 is as follows:

	2010	2009
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	4.0%	4.0%
Non-deductible items	(1.0)%	(1.0)%

Page | 43

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

Stock compensation adjustment	(34.6)%	-
Change in valuation allowance	(2.4)%	(37.0)%

Effective tax rate	0.0%	0.0%

The Company adopted the provisions of FASB ASC 740-10 on March 1, 2008. As of the date of adoption, the Company had no uncertain tax positions. The adoption of ASC 740-10 did not result in an adjustment to retained earnings. The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. The Company had recognized no interest or penalties upon the adoption of this standard.

At February 28, 2010, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

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

Note 10. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business.  While the outcome of these matters cannot be predicted,  in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, or results of operations, or cash flows.

Note 11. Common Stock Subscriptions Receivable

As of February 28, 2010, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

2005 Agreements

Material terms of the subscription agreements, after the cancellation of the final pricing terms (see Note 5), received by the Company on August 31, 2005, for 78,376 restricted common shares and on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,608,782) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

Page | 44

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2005 subscription agreements at February 28, 2010 is $919,463.

2007 Agreements

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000).  Significant terms of the original subscription agreement are as follows:

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

On February 25, 2010, due to the recent economic downturn and the market value decline of the Company’s stock, which was trading below $2.50 per share, the Company amended the pricing terms of the subscription agreements received by the Company on October 5, 2007.  The amendment changed the following significant terms of the subscription agreement:

The parties agree that the Initial Pricing terms in the Confidential Binding Term Sheet dated October 5, 2007 of the Agreement will be amended to state as follows:

1.

The Subscriber offers to purchase shares of the Company for $0.75 per share.  After the price adjustment, the revised total value of this subscription agreement is $975,000.

The following other provisions of the Initial Pricing and Final Pricing terms in the Confidential Binding Term Sheet dated October 5, 2007 of the Agreement will be deleted, and are not enforceable by either party:

•

Beginning October 5, 2009, 1/36 payments are due each month thereafter on the 5th of every month.

•

The Company at its option may call up to 1/12 of the (gross) receivable note per month if the preceding 30 day average trading price is at or above $7.00 a share.  Minimum trading Volume must be 5,000 shares a day.

•

As total consideration for the purchase and sale of the Company’s stock, purchaser shall ultimately pay to the Company the following amount (the “Purchase Price”):

A.

Purchaser shall first be entitled to an amount equal to 200% of the face amount of each share.

Page | 45

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

B.

After the purchaser receives the amount in A above, the Company shall be entitled to 50% of any additional net sales proceeds of the stock.  Net sales proceeds shall mean the gross proceeds received from the sale of the stock, less reasonable brokerage commissions.

C.

Final adjusted net sales proceeds will be wired to the Company within 7 days from the final settlement of the sale of stock sold.

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2010 is $975,000.

Summary

As of February 28, 2010, the Company had stock subscription receivables of $1,894,463 and for the twelve months ended February 28, 2010, the Company received stock subscription payments of $337,500.  The following table summarizes the stock subscription receivables, for the twelve months ended February 28, 2010 and 2009, respectively:

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	$ 1,894,463

Summary of outstanding subscriptions:
2005 subscriptions	$ 919,463
2007 subscriptions	975,000
$ 1,894,463

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

The Company has not exercised its rights to charge up to 4% interest on the subscription amounts outstanding and the Company has provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the subscription agreements received on August 31, 2005 and December 30, 2005 requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75, when converted.  The protection may be provided in additional shares if necessary.  For the twelve month period ended February 28, 2010, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to

Page | 46

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

Note 12. Earnings (Loss) Per Share

The Company computes earnings per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended February 28, 2010 and 2009:

	Years ended
	February 28,
	2010	2009
Basic income (loss) per share calculation:
Net income (loss) to common shareholders	$ (1,245,049)	$ (2,964,062)
Weighted average of common shares outstanding	27,350,072	27,125,928
Basic net income (loss) per share	$ (0.05)	$ (0.11)

Diluted income (loss) per share calculation:
Net income (loss) to common shareholders	$ (1,245,049)	$ (2,964,062)
Weighted average of common shares outstanding	27,350,072	27,125,928
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,350,072	27,125,928

Diluted net income (loss) per share	$ (0.05)	$ (0.11)

(1)

At February 28, 2010 and 2009, there were outstanding stock options equivalent to 4,003,000 and 4,478,000 common shares, respectively.  The stock options are anti-dilutive at February 28, 2010 and 2009 and therefore, have been excluded from diluted earnings per share.

(2)

At February 28, 2010 and 2009, there were outstanding warrants equivalent to 223,001 and none common shares, respectively.   The warrants are anti-dilutive at February 28, 2010 and therefore, have been excluded from diluted earnings per share.

Page | 47

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2010 and 2009

Note 13. Supplemental Disclosure of Cash Flow Information

Years ended February 28,
	2010	2009
Non-cash flow information:
Cash paid for interest	$ 9,526	$ 18,898
Subscription receivable amendment	$ 2,275,000	$ -
Cancelation of common stock issued previously for payment of outstanding accounts payable	$ -	$ 31,000

Note 14. Subsequent Events

The Company has collected $358,950 from stock subscription receivables for the period from March 1, 2010 to May 28, 2010 and $10,000 for the issuance of 6,667 shares of common stock including 6,667 warrants with an exercise price of $4.00, at a unit price of $1.50.

Page | 48