Form 10-Q
period 2010-05-31
DigitalTown, Inc.
filed 2010-07-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [  ]  Yes  []  No  (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [  ]  Yes  [X]  No

There were 27,906,296 shares of the registrant’s common stock outstanding as of June 30, 2010.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II

Item 1.	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-13

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31, 2010	February 28, 2010
	(unaudited)	(audited)
Current assets:
Cash	$ 23,952	$ 34,178
Prepaid domain name renewal fees	127,496	54,825
Prepaid expense	20,000	20,000
Total current assets	171,448	109,003
Property and equipment, net	20,819	1,719
Intangible assets, net	858,784	830,177
Total assets	$ 1,051,051	$ 940,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 59,599	$ 55,412
Loan from director/stockholder	87,522	137,370
Other liability	-	15,000
Accrued payroll	3,810	2,563
Deferred officer compensation	28,204	21,723
Total current liabilities	179,135	232,068
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,485,404 and 27,476,246 shares issued and outstanding at May 31, 2010 and February 28, 2010, respectively	274,851	274,759
Additional paid-in-capital	20,941,935	20,894,677
Subscription receivable	(1,535,513)	(1,894,463)
Accumulated deficit	(18,809,357)	(18,566,142)
Total stockholders’ equity	871,916	708,831
Total liabilities and stockholders’ equity	$ 1,051,051	$ 940,899

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,
	2010	2009
	(unaudited)	(unaudited)
Revenues	$ 4,070	$ -

Cost of revenues	56,654	-

Loss from operations	(52,584)	-

Operating expenses:
Selling, general and administrative expenses	195,986	419,713
Loss from operations	(248,570)	(419,713)
Other income (expense)
Interest expense	(2,248)	(2,056)
Other income	7,603	1,815
Total other income (expense)	5,355	(241)

Net loss before income taxes	(243,215)	(419,954)
Income tax provision	-	-
Net loss	$ (243,215)	$ (419,954)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.02)

Weighted average common shares outstanding – basic and diluted	27,479,723	27,230,714

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (243,215)	$ (419,954)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	901	574
Amortization of website development costs	1,947	-
Stock-based compensation expense	32,991	230,306
Non-cash Stock issued for director fees	4,359	6,000
Changes in operating assets and liabilities:
Prepaid domain name renewal fees	(72,671)	(142,752)
Accounts payable	4,187	(10,524)
Accrued payroll	1,247	(5,478)
Deferred officer compensation	6,481	-
Other liability	(15,000)	-
Net cash used in operating activities	(278,773)	(341,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,001)	-
Purchase of intangible asset-website development	(30,300)	(8,299)
Purchases of intangible assets – domain names	(254)	(4,819)
Net cash used in investing activities	(50,555)	(13,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	-	39,482
Payments on loan – director/stockholder	(49,848)	(55)
Payments received on stockholder subscription receivables	358,950	30,000
Proceeds from issuance of common stock	10,000	282,500
Net cash provided by financing activities	319,102	351,927

Net change in cash and cash equivalents	(10,226)	(3,019)
Cash and cash equivalents, beginning of period	34,178	43,914
Cash and cash equivalents, end of period	$ 23,952	$ 40,895

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended February 28, 2010.

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names.  On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize the domain names. The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet address is www.digitaltown.com.   The Company is traded in the over-the- counter market under the ticker DGTW.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At May 31, 2010, the Company had an accumulated deficit of $18,809,357.  Subsequent to May 31, 2010, the Company has received cash proceeds totaling approximately $25,000 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least May 31, 2011.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and has been earned.  Revenue is generated from commerce-based transactions generated from our websites and display of graphical advertisements (“display advertising”).

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

Recently Issued Accounting Pronouncements

In December 2009, the FASB issued guidance on the qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this standard on March 1, 2010 did not have an impact on our financial statements.

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our financial statements.

Note 3. Intangible Assets

Intangible assets, net are as follows:

	May 31, 2010	February 28, 2010
Domain names	$ 812,290	$ 812,036
Website development costs	53,649	23,349
Less accumulated amortization	(7,155)	(5,208)
	$ 858,784	$ 830,177

During the three months ended May 31, 2010, the Company capitalized $254 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the three months ended May 31, 2010, the Company incurred $125,377 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $52,706, on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the three months ended May 31, 2010.  At May 31, 2010, the Company had $127,496 of prepaid domain name renewal fees which will be amortized over future periods.

During the three months ended May 31, 2010, the Company capitalized $30,300 of website development costs and had a total of $53,649 at May 31, 2010.   Since these new costs pertain to components of the Company’s website development that is not ready for its intended use, no amortization has been recorded.    The Company had previously determined that $23,349 of these costs pertain to components of their website development that is ready for its intended use and has an estimated useful life of three years.  During the three months ended May 31, 2010, the Company recorded $1,947 of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  During the three months ended May 31, 2010, the Company recorded $6,481 of additional deferred officer compensation.  The total balance owed as of May 31, 2010 is $28,204.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 5. Stockholders Equity

Stock Transactions

On May 15, 2010, the Company issued 2,491 restricted common shares at $1.75 per share, valued at $4,359, to six directors of the Company for payment of director fees.

During the quarter ended May 31, 2010, the Company entered into stock purchase agreements and issued 6,667 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $10,000.

Stock Warrants

As of May 31, 2010, the Company has a total of 229,668 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of May 31, 2010 is 0.98 years.

Other

In February 2010, the Company entered into an agreement with an investment banker to promote and sell shares of common stock to accredited and institutional investors.  In conjunction with the potential sale of shares of common stock, the investment banker will receive a 10% commission, be reimbursed for expenses, granted five-year warrants of the Company's common stock equal to 10% of the shares of common stock sold.  As of July 13, 2010, the Company has not received any proceeds from the sales of shares of common stock associated with this agreement.  In February 2010, the Company paid the investment banker $20,000 as an advance on expenses and any potential commission earned.  The Company has recorded the advance as a prepaid expense as of May 31, 2010.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2010, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options are five years from the date of grant.

The Company’s consolidated financial statements as of and for the three months ended May 31, 2010 and 2009, reflect the impact of their stock-based compensation.  For the three months ended May 31, 2010, the Company granted no stock options. Total stock compensation expense for all option grants was $32,991 and $230,306 for the three months ended May 31, 2010 and 2009, respectively.  This expense is included in selling, general and administrative expense. As of May 31, 2010, there was no tax benefit

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three months ended May 31, 2010, and 2009, basic loss per common share by $0.001 and $0.008, respectively. There remains $8,623 of total unrecognized compensation expense, which is expected to be recognized over future periods through December 31, 2010.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2010	4,003,000	$ 2.326	-	-
Granted	-	-	-	-
Canceled or expired	(150,000)	(10.583)	-	-
Exercised	-	-	-	-
Outstanding – May 31, 2010	3,853,000	$ 2.005	1.85	-
Exercisable at May 31, 2010	3,798,000	$ 1.989	1.83	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended May 31, 2010 and 2009 totaled $7,950 and $7,950, respectively.

Minimum lease payments at May 31, 2010 are as follows:

FY 2011-remainder	$ 23,850
FY 2012	25,175
$ 49,025

Loan from Director/Stockholder

As of May 31, 2010 the Company had an outstanding working capital loan of $87,522 from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 7.0%.  The

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Company made principal payments of $49,848 during the three months ended May 31, 2010.  Interest expense incurred on this loan for the three months ended May 31, 2010 and 2009 was $2,248 and $2,056, respectively.

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 9. Common Stock Subscriptions Receivable

As of May 31, 2010, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at May 31, 2010 is $560,513.

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2010 is $975,000.

Summary

As of May 31, 2010, the Company had stock subscription receivables of $1,535,513 and for the three months ended May 31, 2010, the Company received stock subscription payments of $358,950.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Receivable balance at February 28, 2010	1,894,463
Cash collected	(358,950)
Receivable balance at May 31, 2010	$ 1,535,513

Summary of outstanding subscriptions:
2005 subscriptions	$ 560,513
2007 subscriptions	975,000
$ 1,535,513

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the three month period ended May 31, 2010, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three month periods ended May 31, 2010 and 2009:

	Three months ended
	May 31,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (243,215)	$ (419,954)
Weighted average of common shares outstanding	27,479,723	27,230,714

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Basic net earnings (loss) per share	$ (0.01)	$ (0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (243,215)	$ (419,954)
Weighted average of common shares outstanding	27,479,723	27,230,714
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,479,723	27,230,714

Diluted net income (loss) per share	$ (0.01)	$ (0.02)

(1)

At May 31, 2010 and 2009, there were outstanding stock options equivalent to 3,853,000 and 4,248,000 common shares, respectively.  The stock options are anti-dilutive at May 31, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

(2)

At May 31, 2010 and 2009, there were outstanding warrants equivalent to 229,668 and 188,334 common shares, respectively.  The warrants expire 2 years from their 2010 and 2009 date of issuance and have an exercise price of $4.00 per share. The warrants are anti-dilutive at May 31, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

Note 11. Supplemental Disclosure of Cash Flow Information

	Three months ended
	May 31,
	2010	2009
Non-cash flow information:
Cash paid for interest	$ 2,248	$ 2,056

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2010, and its results of operations for the three months ended May 31, 2010 and 2009, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2010, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

The Company continues to develop their nearly 27,000 spirit sites per their Contractor Services Agreement with The Active Network Inc. (Active).  On February 3, 2010, the Company signed a Contractor Services Agreement with Active to perform certain development services.  The specific services will be defined in Statements of Work (SOW) which will be entered into from time to time between the two parties.  The following design and development projects are currently under way:

•

System design and development services for the creation of a new database integrating certain Active data with DigitalTown’s database.

•

System design and development services for the creation of a user interface (UI) for a call center sales system integrating DigitalTown’s database with Active’s self-serve ad system allowing ads to be targeted to specific DigitalTown Spirit Sites.  This will allow advertisers to choose single or multiple sites to cover geographic areas, including sub categories by team sport, conference or other interest areas.  With nearly 27,000 spirit sites covering the United States, national advertisers will be able to run both local and nationwide advertising campaigns together.

•

Graphic design and UI services for the spirit sites and Digitaltown.com landing page/director.

•

System development services to build the DigitalTown spirit sites.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2010 and 2009

During the three months ended May 31, 2010, the Company recorded revenue of $4,070 and cost of revenue of $56,654 for a negative gross profit of $(52,584) compared to no revenue operations in 2009.  The revenue consisted of commissions generated from advertising on our websites and the cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $52,706, server/bandwidth expense of $2,001 and amortization of website development fees of $1,947.  Our websites were not operational during the comparable period, therefore there were no costs of revenue.

Selling, general and administrative expenses for the most current three months decreased by $223,727 to $195,986 compared to a year ago due mainly to a non-cash decrease in stock compensation expense of $197,315 for the most current three months.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $162,995 for the three months ended May 31, 2010, compared to $189,407 for the three months ended May 31, 2009.  The decrease in selling, general, and administrative expenses of $26,412 for the two comparable quarters was primarily due to decreases in professional fees of $25,925. The Company’s overall net loss for the current three months decreased by $176,739 to $243,215.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2010

The Company’s cash position at May 31, 2010, was $23,952, a decrease of $10,226 from $34,178 at February 28, 2010.  During the three months ended May 31, 2010, net cash used in operating activities was $278,773 compared to cash used of $341,828 for the comparable period.  When comparing the two periods, the decrease in cash used in operating activities of $63,055 for the three months ended May 31, 2010 is primarily due to a decrease in prepaid domain name renewal fees of $70,081 compared to the same period last year.

Net cash used in investing activities for the three months ended May 31, 2010 was $50,555, of which $30,300 was used for website development costs, $20,001 for the purchase of property and equipment and $254 for the purchase of additional domain names as compared to net cash used of $13,118, of which $8,299 was used for website development costs and $4,819 for the purchase of additional domain names for the comparable period.

Net cash provided by financing activities for the three months ended May 31, 2010 was $319,102 which consisted of payments received on stockholder subscription receivables of $358,950, proceeds from the issuance of common stock of $10,000 partially offset by principal payments of $49,848 on the loan from director/stockholder.  For the comparable period ended May 31, 2009, the Company received net cash provided by financing activities of $351,927 which consisted of payments received on stockholder subscription receivables of $30,000, proceeds from the issuance of common stock of $282,500 and proceeds from director/stockholder loan of $39,482 less principal payments on the loan of $55.

Monthly cash operating expenses for the three months ended May 31, 2010, were approximately $93,000 per month, which included payment of $125,377 of the projected yearly cost of $174,000 for annual domain name renewals. Based on current projections, the Company’s monthly cash operating expenses going forward for the remainder of the fiscal year should be approximately $62,000 per month, which includes the remaining yearly cost of the renewal of the existing domain names totaling $48,623.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the nine months ending February 28, 2011, include $35,700 for system design services. A promissory note with Jeff Mills, a director and stockholder of the Company, has a balance due of $87,522 at May 31, 2010, and is payable upon demand.  The Company intends to pay the balance of the note in fiscal year 2011.  From June 1, 2010, to July 13, 2010, the Company has received cash proceeds of $25,000 from stock subscription receivables and will continue to collect on its remaining stock subscription receivables to fund its operations.

As of May 31, 2010, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at May 31, 2010, is $560,513.

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

The parties agree that the initial pricing terms in the Confidential Binding Term Sheet dated October 5, 2007, of the Agreement will be amended to state as follows:

1.

The Subscriber offers to purchase shares of the Company for $0.75 per share.  After the price adjustment, the revised total value of this subscription agreement is $975,000.

The following other provisions of the initial pricing and final pricing terms in the Confidential Binding Term Sheet dated October 5, 2007, will be deleted, and are not enforceable by either party:

•

Beginning October 5, 2009, 1/36 payments are due each month thereafter on the 5th of every month.

•

The Company, at its option may call up to 1/12 of the (gross) receivable note per month if the preceding 30 day average trading price is at or above $7.00 a share.  Minimum trading Volume must be 5,000 shares a day.

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2010, is $975,000.

Summary

As of May 31, 2010, the Company had stock subscription receivables of $1,535,513 and for the three months ended May 31, 2010, the Company received stock subscription payments of $358,950.

The following table summarizes the stock subscription receivable, by quarter, at May 31, 2010:

Quarter Ended	Total Balance Due	Total Amount Collected	Amended Purchase Price (1)	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
May 31, 2009	$ 4,476,963			-	-
August 31, 2009	4,371,463	$ 105,500		-	-
November 30, 2009	4,312,963	58,500		-	-
February 28, 2010	1,894,463	143,500	$ 2,275,000	(2)	-
May 31, 2010	1,535,513	358,950

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

The participatory right terms of the original subscription agreements were cancelled on February 25, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the three month period ended May 31, 2010, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

In summary, we believe our current cash reserves and the amounts we expect to collect on our outstanding stock subscription receivables should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Recently issued accounting pronouncements:

In December 2009, the FASB issued guidance on the qualitative approach to identifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of this standard on March 1, 2010, did not have an impact on our financial statements.

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our financial statements.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements. DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of May 31, 2010, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2010, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2010, that material weaknesses continue to exist in our internal control over financial reporting as of May 31, 2010, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of May 31, 2010, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended May 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2010.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2010, the Company issued 2,491 restricted common shares at $1.75 per share, valued at $4,359, to six directors of the Company for payment of director fees.

During the quarter ended May 31, 2010, the Company entered into stock purchase agreements and issued 6,667 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a price of $1.50 per unit, for total cash proceeds of $10,000.

These shares are unregistered with no underwriter used for the sale of common stock.  The shares of stock were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOED AND RESERVED)

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2010, has previously been reported.

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

Dated: July 13, 2010

/s/ Richard A. Pomije____________

Richard A. Pomije, CEO

/s/ Paul R. Gramstad____________

Paul R. Gramstad, CFO