Form 10-Q
period 2010-08-31
DigitalTown, Inc.
filed 2010-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010

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

There were 27,914,213 shares of the registrant’s common stock outstanding as of October12, 2010.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21-22

PART II

Item 1.	Legal Proceedings	23

Item 1A	Risk Factors	23

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and Reserved)	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-14

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2010	February 28, 2010
	(unaudited)	(audited)
Current assets:
Cash	$ 9,673	$ 34,178
Prepaid domain name renewal fees	84,822	54,825
Prepaid expense	20,000	20,000
Total current assets	114,495	109,003
Property and equipment, net	18,794	1,719
Intangible assets, net	927,855	830,177
Total assets	$ 1,061,144	$ 940,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 146,377	$ 55,412
Loan from director/stockholder	86,304	137,370
Other liability	-	15,000
Accrued payroll	1,331	2,563
Deferred officer compensation	25,288	21,723
Total current liabilities	259,300	232,068
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 27,914,213 and 27,476,246 shares issued and outstanding at August 31, 2010 and February 28, 2010, respectively	279,139	274,759
Additional paid-in-capital	21,368,400	20,894,677
Subscription receivable	(1,763,013)	(1,894,463)
Accumulated deficit	(19,082,682)	(18,566,142)
Total stockholders’ equity	801,844	708,831
Total liabilities and stockholders’ equity	$ 1,061,144	$ 940,899

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 5,077	$ 1,951	$ 9,147	$ 1,951

Cost of revenues	51,843	44,142	108,497	44,142

Loss from operations	(46,766)	(42,191)	(99,350)	(42,191)

Operating expenses:
Selling, general and administrative expenses	227,318	(48,079)	423,304	371,634
Income (loss) from operations	(274,084)	5,888	(522,654)	(413,825)
Other income (expense):
Interest expense	(1,544)	(2,509)	(3,792)	(4,565)
Other income	2,303	-	9,906	1,815
Total other income (expense)	759	(2,509)	6,114	(2,750)

Net income (loss) before income taxes	(273,325)	3,379	(516,540)	(416,575)
Income tax provision	-	-	-	-
Net income (loss)	$ (273,325)	$ 3,379	$ (516,540)	$ (416,575)

Income (loss) per common share – basic	$ (0.01)	$ 0.00	$ (0.02)	$ (0.02)

Weighted average common shares outstanding – basic	27,810,431	27,362,885	27,645,077	27,296,799

Income (loss) per common share – diluted	$ (0.01)	$ 0.00	$ (0.02)	$ (0.02)

Weighted average common shares outstanding – diluted	27,810,431	27,362,885	27,645,077	27,296,799

 The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31, 2010	Six months ended August 31, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (516,540)	$ (416,575)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,926	1,152
Amortization of website development cost	3,893	1,317
Stock-based compensation expense	126,040	47,166
Non-cash stock issued for director fees	13,859	12,000
Non-cash stock issued for deferred officer compensation	28,204	-
Changes in operating assets and liabilities:
Prepaid domain name renewal fees	(29,997)	(99,926)
Accounts payable	90,965	(65)
Accrued payroll	(1,232)	(924)
Deferred officer compensation	3,565	-
Other liability	(15,000)	-
Net cash used in operating activities	(293,317)	(455,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,001)	-
Purchase of intangible asset-website development	(95,787)	(23,349)
Purchases and renewal of intangible assets -domain names	(5,784)	(11,448)
Net cash used in investing activities	(121,572)	(34,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	-	39,482
Payments on loan – director/stockholder	(51,066)	(2,141)
Payments received on stockholder subscription receivables	431,450	135,500
Proceeds from issuance of common stock	10,000	294,500
Net cash provided by financing activities	390,384	467,341

Net change in cash and cash equivalents	(24,505)	(23,311)
Cash and cash equivalents, beginning of period	34,178	43,914
Cash and cash equivalents, end of period	$ 9,673	$ 20,603

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

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names.  On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize the domain names. The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet address is www.digitaltown.com.   The Company is traded in the over-the-counter market under the ticker DGTW.

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At August 31, 2010, the Company had an accumulated deficit of $19,082,682.  Subsequent to August 31, 2010, the Company has received cash proceeds totaling $15,000 from its stock subscription receivables.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least August 31, 2011.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-30) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use. The Company has components of its website development that are operational.  The cost of such module or component are being amortized on a straight-line basis over its estimated useful life of three years, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 3. Intangible Assets

Intangible assets, net are as follows:

	August 31, 2010	February 28, 2010
Domain names	$ 817,820	$ 812,036
Website development costs	119,136	23,349
Less accumulated amortization	(9,101)	(5,208)
	$ 927,855	$ 830,177

During the six months ended August 31, 2010, the Company capitalized $5,784 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the six months ended August 31, 2010, the Company incurred $130,599 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees.  During the three and six months ended August 31, 2010, the Company expensed $47,896 and $100,602 of these prepaid domain name renewal fees, respectively, on a straight line basis to cost of revenues in the Company’s consolidated statement of operations. At August 31, 2010, the Company had $84,822 of prepaid domain name renewal fees which will be amortized over future periods.

During the six months ended August 31, 2010, the Company capitalized $95,787 of website development costs and had a total of $119,136 at August 31, 2010.  The Company has determined that the $95,787 of website development costs capitalized during the six month period ended August 31, 2010 pertains to components of the Company’s website development that is not ready for its intended use and no amortization has been recorded for these costs.  The Company had previously determined that $23,349 of the $119,136 total capitalized website development costs at August 31, 2010 pertained to components of its website development that are ready for their intended use and have an estimated useful life of three years.  During the three and six months ended August 31, 2010, the Company recorded $1,946 and $3,893, respectively,  of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  On June 7, 2010, the Company issued 20,892 restricted common shares at $1.35 per share, valued at $28,204, to pay the entire deferred compensation balance accrued as of May 31, 2010.  During the three months ended August 31, 2010, the Company recorded $25,288 of additional deferred officer compensation and that amount is still owed as of August 31, 2010.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 5. Stockholders Equity

Stock Transactions

On August 15, 2010, the Company issued 7,917 restricted common shares at $1.20 the market price per share, valued at $9,500, to seven directors of the Company for payment of director fees.

On June 22, 2010, the Company issued 400,000 restricted common shares at a price of $0.75 per share to an existing shareholder (related party), valued at $300,000 in exchange for a stock subscription agreement (see further details in Note 9, 2010 Agreement).

On June 7, 2010, the Company issued 20,892 restricted common shares at $1.35, the market price per share, valued at $28,204, to Richard Pomije, the CEO and Chairman of the Company for payment of deferred compensation.

On May 15, 2010, the Company issued 2,491 restricted common shares at $1.75, the market price per share, valued at $4,359, to six directors of the Company for payment of director fees.

During the quarter ended May 31, 2010, the Company entered into stock purchase agreements and issued 6,667 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $10,000.

Stock Warrants

As of August 31, 2010, the Company has a total of 229,668 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of August 31, 2010 is 0.73 years.

Other

In February 2010, the Company entered into an agreement with an investment banker to promote and sell shares of common stock to accredited and institutional investors.  In conjunction with the potential sale of shares of common stock, the investment banker will receive a 10% commission, be reimbursed for expenses and was granted a five-year warrant of the Company's common stock equal to 10% of the shares of common stock sold.  As of October 15, 2010, the Company has not received any proceeds from the sales of shares of common stock associated with this agreement.  In February 2010, the Company paid the investment banker $20,000 as an advance on expenses and any potential commission earned.  The Company has recorded the advance as a prepaid expense as of August 31, 2010.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2010, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Potential vesting terms of the outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options are five years from the date of grant.

The Company’s consolidated financial statements as of and for the six months ended August 31, 2010 and 2009, reflect the impact of their stock-based compensation.  For the three months ended August 31, 2010, the Company granted stock options to one director allowing for the purchase of up to an aggregate of 200,000 shares of common stock, with a weighted-average-grant-date fair value of $1.14. Total stock compensation expense for all option grants was $93,049 and $(183,139) for cancellations for the three months ended August 31, 2010 and 2009, respectively.  For the six months ended August 31, 2010 and 2009, the Company has recorded $126,040 and $47,166 in stock compensation expense, respectively.  This expense is included in selling, general and administrative expense. As of August 31, 2010, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three and six months ended August 31, 2010 basic (loss) per common share by $(0.003) and $(0.005), respectively. There remains $144,114 of total unrecognized compensation expense, which is expected to be recognized over future periods through July 31, 2012.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2010	4,003,000	$ 2.326	-	-
Granted	200,000	1.720	-	-
Canceled or expired	(150,000)	(10.583)	-	-
Exercised	-	-	-	-
Outstanding – August 31, 2010	4,053,000	$ 1.991	1.76	-
Exercisable at August 31, 2010	3,915,000	$ 1.997	1.65	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended August 31, 2010 and 2009 totaled $7,950 and $7,950, respectively. For the six months ended August 31, 2010 and 2009, the Company recorded $15,900 in lease payments to the director for each period.

Minimum lease payments at August 31, 2010 are as follows:

FY 2011-remainder	$ 15,900
FY 2012	25,175
$ 41,075

Loan from Director/Stockholder

As of August 31, 2010, the Company had an outstanding working capital loan of $86,304 from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 7.0%.  The Company made principal payments of $51,066 during the six months ended August 31, 2010.  Interest expense incurred on this loan for the three and six months ended August 31, 2010 and 2009 was $1,544 and $3,792 and $2,509 and $4,565, respectively.

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 9. Common Stock Subscriptions Receivable

As of August 31, 2010, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

2005 Agreements

Material terms of the subscription agreements received by the Company on August 31, 2005, for 78,376 restricted common shares and on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share respectively (total value of $3,608,782) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The outstanding balance owed on the 2005 subscription agreements at August 31, 2010 is $488,013.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

C.

Final adjusted net sales proceeds will be wired to the Company within 7 days from the final settlement of the sale of stock sold.

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2010 is $975,000.

2010 Agreement

Material terms of the subscription agreement received by the Company on June 22, 2010, for 400,000 restricted common shares at $0.75 per share (total value of $300,000) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2010 subscription agreement at August 31, 2010 is $300,000.

Summary

As of August 31, 2010, the Company had stock subscription receivables of $1,763,013 and for the three months ended August 31, 2010, the Company received stock subscription payments of $72,500.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(431,450)
Receivable balance at August 31, 2010	$ 1,763,013

Summary of outstanding subscriptions:
2005 subscriptions	$ 488,013
2007 subscriptions	975,000
2010 subscriptions	300,000
$ 1,763,013

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the six month period ended August 31, 2010, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2010 and 2009:

	Three months ended
	August 31,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (273,325)	$ 3,379
Weighted average of common shares outstanding	27,810,431	27,362,885
Basic net earnings (loss) per share	$ (0.01)	$ 0.00

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (273,325)	$ 3,379
Weighted average of common shares outstanding	27,810,431	27,362,885
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,810,431	27,362,885

Diluted net income (loss) per share	$ (0.01)	$ 0.00

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

	Six months ended
	August 31,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (516,540)	$ (416,575)
Weighted average of common shares outstanding	27,645,077	27,296,799
Basic net earnings (loss) per share	$ (0.02)	$ (0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (516,540)	$ (416,575)
Weighted average of common shares outstanding	27,645,077	27,296,799
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,645,077	27,296,799

Diluted net income (loss) per share	$ (0.02)	$ (0.02)

(1)

At August 31, 2010 and 2009, there were outstanding stock options equivalent of 4,053,000 and 3,903,000 common shares, respectively.  The stock options are anti-dilutive at August 31, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

(2)

At August 31, 2010 and 2009, there were outstanding warrants equivalent to 229,668 and 196,334 common shares, respectively.  The warrants expire 2 years from their 2010 and 2009 date of issuance and have an exercise price of $4.00 per share. The warrants are anti-dilutive at August 31, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

Note 11. Supplemental Disclosure of Cash Flow Information

	Six months ended
	August 31,
	2010	2009
Non-cash flow information:
Cash paid for interest	$ 3,792	$ 4,565

Non-cash financing activities:
Common Stock issued with subscription agreement	$ 300,000	$ -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2010, and its results of operations for the three and six months ended August 31, 2010 and 2009, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2010, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

The Company continues to develop its nearly 27,000 spirit sites per their Contractor Services Agreement with The Active Network Inc. (Active).  On February 3, 2010, the Company signed a Contractor Services Agreement with Active to perform certain development services.  The specific services will be defined in Statements of Work (SOW) which will be entered into from time to time between the two parties.  The following design and development projects are currently under way:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2010 and 2009

During the three months ended August 31, 2010, the Company recorded revenue of $5,077 and cost of revenue of $51,843 for a negative gross profit of $(46,766) compared to revenue of $1,951 and cost of revenue of $44,142 for a negative gross profit of $(42,191) for the same period in 2009.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $47,896 for 2010 compared to $42,826 for 2009, server/bandwidth expense of $2,001 for 2010 and zero for 2009 and amortization of website development fees were $1,946 for 2010 and $1,317 for 2009.

Selling, general and administrative expenses for the most current three months increased by $275,397 to $227,318 compared to a year ago due mainly to a non-cash increase in stock compensation expense of $276,188 for the most current three months.  Stock compensation expense was $93,049 for the three months ended August 31, 2010 compared to a forfeiture credit of ($183,139) for the three months ended August 31, 2009.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses decreased by $791 for the current three months to $134,269 compared to $135,060 for the same period last year.  The Company’s overall net loss for the current three months increased by $276,704 to $273,325.

SIX MONTHS ENDED AUGUST 31, 2010 and 2009

During the six months ended August 31, 2010, the Company recorded revenue of $9,147 and cost of revenue of $108,497 for a negative gross profit of $(99,350) compared to revenue of $1,951 and cost of revenue of $44,142 for a negative gross profit of $(42,191) for the same period in 2009.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $100,602 for 2010 compared to $42,826 for 2009, server/bandwidth expense of $4,002 for 2010 and zero for 2009 and amortization of website development fees were $3,893 for 2010 and $1,317 for 2009.

Selling, general and administrative expenses for the most current six months increased by $51,670 to $423,304 compared to a year ago due mainly to a non-cash increase in stock compensation expense of $78,874.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $297,264 for the six months ended August 31, 2010, compared to $324,468 for the six months ended August 31, 2009.  The decrease in selling, general, and administrative expenses of $27,204 for the two comparable periods was primarily due to decreases in professional fees of $32,291 and salary expense of $8,702 offset by an increase in administrative fees of $6,500 and travel and entertainment of $3,482. The Company’s overall net loss for the current six months increased by $99,965 to $516,540.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2010

The Company’s cash position at August 31, 2010, was $9,673, a decrease of $24,505 from $34,178 at February 28, 2010.  During the six months ended August 31, 2010, net cash used in operating activities was $293,317 compared to cash used of $455,855 for the comparable period.  When comparing the two periods, the decrease in cash used in operating activities of $162,538 for the six months ended August 31, 2010 is primarily due to a decrease in prepaid domain name renewal fees of $69,929 and an increase of $91,030 in accounts payable compared to the same period last year.  Due to limited funds, the Company has been extending the payment terms of our vendors.

Net cash used in investing activities for the six months ended August 31, 2010 was $121,572, of which $95,787 was used for website development costs, $20,001 for the purchase of property and equipment and $5,784 for the purchase of additional domain names as compared to net cash used of $34,797, of which

$23,349 was used for website development costs and $11,448 for the purchase of additional domain names for the comparable period.

Net cash provided by financing activities for the six months ended August 31, 2010 was $390,384 which consisted of payments received on stockholder subscription receivables of $431,450, proceeds from the issuance of common stock of $10,000 partially offset by principal payments of $51,066 on the loan from a director/stockholder.  For the comparable period ended August 31, 2009, the Company received net cash provided by financing activities of $467,341 which consisted of payments received on stockholder subscription receivables of $135,500, proceeds from the issuance of common stock of $294,500 and proceeds from a director/stockholder loan of $39,482 less principal payments on the loan of $2,141.

Monthly cash operating expenses for the six months ended August 31, 2010, were approximately $50,000 per month, which included payment of $130,599 of the projected yearly cost of $174,000 for annual domain name renewals. Based on current projections, the Company’s monthly cash operating expenses going forward for the remainder of the fiscal year should be approximately $62,000 per month, which includes the remaining yearly cost of the renewal of the existing domain names totaling $43,401.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the six months ending February 28, 2011, will need to include $100,089 for website development services. A promissory note with Jeff Mills, a director and stockholder of the Company, has a balance due of $86,304 at August 31, 2010, and is payable upon demand.  The Company intends to pay the balance of the note in fiscal year 2011.  From September 1, 2010, to October 15, 2010, the Company has received cash proceeds of $15,000 from stock subscription receivables and will continue to collect on its remaining stock subscription receivables to fund its operations.

As of August 31, 2010, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at August 31, 2010 is $488,013.

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

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2010 is $975,000.

2010 Agreement

Material terms of the subscription agreement received by the Company on June 22, 2010, for 400,000 restricted common shares at $0.75 per share (total value of $300,000) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2010 subscription agreement at August 31, 2010 is $300,000.

Summary

As of August 31, 2010, the Company had stock subscription receivables of $1,763,013 and for the six months ended August 31, 2010, the Company received stock subscription payments of $431,450.

The following table summarizes the stock subscription receivable, by quarter, at August 31, 2010:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements (3)	Amended Purchase Price (1)	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
May 31, 2009	$ 4,476,963				-	-
August 31, 2009	4,371,463	$ 105,500			-	-
November 30, 2009	4,312,963	58,500			-	-
February 28, 2010	1,894,463	143,500		$ 2,275,000	(2)	-
May 31, 2010	1,535,513	358,950
August 31, 2010	1,763,013	72,500	300,000

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

The participatory right terms of the original subscription agreements were cancelled on February 25, 2010.

(3)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the six month period ended August 31, 2010, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-30) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The Company has components of its website development that are operational.  The cost of such module or component are being amortized on a straight-line basis over its estimated useful life of three years, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.

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

Recently issued accounting pronouncements:

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements. DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of August 31, 2010, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2010, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii)

accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2010, that material weaknesses continue to exist in our internal control over financial reporting as of August 31, 2010, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of August 31, 2010, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended August 31, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2010, the Company issued 7,917 restricted common shares at $1.20 the market price per share, valued at $9,500, to seven directors of the Company for payment of director fees.

On June 22, 2010, the Company issued 400,000 restricted common shares at a price of $0.75 per share to an existing shareholder (related party), valued at $300,000 in exchange for a stock subscription agreement (see further details in Note 9, 2010 Agreement).

On June 7, 2010, the Company issued 20,892 restricted common shares at $1.35, the market price per share, valued at $28,204, to Richard Pomije, the CEO and Chairman of the Company for payment of deferred compensation.

On May 15, 2010, the Company issued 2,491 restricted common shares at $1.75, the market price per share, valued at $4,359, to six directors of the Company for payment of director fees.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2010, has previously been reported.

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

DigitalTown, Inc.

Dated: October 15, 2010

/s/ Richard A. Pomije_____________________

Richard A. Pomije, CEO

/s/ Paul R. Gramstad____________________

Paul R. Gramstad, CFO