Form 10-Q
period 2010-11-30
DigitalTown, Inc.
filed 2011-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2010

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

There were 28,032,213 shares of the registrant’s common stock outstanding as of January 13, 2011.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II

Item 1.	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	(Removed and Reserved)	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-16

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2010	February 28, 2010
	(unaudited)	(audited)
Current assets:
Cash	$ 45,633	$ 34,178
Prepaid domain name renewal fees	76,438	54,825
Prepaid expense	38,309	20,000
Total current assets	160,380	109,003
Property and equipment, net	16,835	1,719
Intangible assets, net	1,139,854	830,177
Total assets	$ 1,317,069	$ 940,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 320,904	$ 55,412
Loan from director/stockholder	136,113	137,370
Other liability	-	15,000
Accrued payroll	7,864	2,563
Deferred officer compensation	55,288	21,723
Total current liabilities	520,169	232,068
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 28,027,213 and 27,476,246 shares issued and outstanding at November 30, 2010 and February 28, 2010, respectively	280,267	274,759
Additional paid-in-capital	21,507,002	20,894,677
Subscriptions receivable	(1,692,388)	(1,894,463)
Accumulated deficit	(19,297,981)	(18,566,142)
Total stockholders’ equity	796,900	708,831
Total liabilities and stockholders’ equity	$ 1,317,069	$ 940,899

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 2,917	$ 2,937	$ 12,064	$ 4,888

Cost of revenues	55,061	54,618	163,558	98,760

Loss from operations	(52,144)	(51,681)	(151,494)	(93,872)

Operating expenses:
Selling, general and administrative expenses	161,121	234,686	584,425	606,320
Income (loss) from operations	(213,265)	(286,367)	(735,919)	(700,192)
Other income (expense):
Interest expense	(2,034)	(2,445)	(5,826)	(7,010)
Other income	-	-	9,906	1,815
Total other income (expense)	(2,034)	(2,445)	4,080	(5,195)

Net income (loss) before income taxes	(215,299)	(288,812)	(731,839)	(705,387)
Income tax provision	-	-	-	-
Net income (loss)	$ (215,299)	$ (288,812)	$ (731,839)	$ (705,387)

Income (loss) per common share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

Weighted average common shares outstanding – basic and dilutive	27,920,788	27,380,231	27,740,300	27,323,546

 The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30, 2010	Nine months ended November 30, 2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (731,839)	$ (705,387)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	4,885	1,729
Amortization of website development cost	11,293	2,633
Stock-based compensation expense	151,269	129,809
Non-cash stock issued for director fees	21,360	19,500
Non-cash stock issued for deferred officer compensation	28,204	-
Changes in operating assets and liabilities:
Prepaid domain name registration fees	(21,613)	(106,326)
Prepaid expense	(18,309)	-
Accounts payable	(25,116)	30,621
Accrued payroll	5,301	(11,073)
Deferred officer compensation	33,565	60,500
Other liability	(15,000)	-
Net cash used in operating activities	(556,000)	(577,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,001)	-
Purchase of intangible asset-website development	(12,115)	(23,349)
Purchases and renewal of intangible assets -domain names	(18,247)	(13,242)
Net cash used in investing activities	(50,363)	(36,591)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advance from officer	-	14,350
Proceeds from loan – director/stockholder	50,000	39,482
Payments on loan – director/stockholder	(51,257)	(3,235)
Payments received on stockholder subscription receivables	514,075	194,000
Proceeds from issuance of common stock	105,000	334,500
Net cash provided by financing activities	617,818	579,097

Net change in cash and cash equivalents	11,455	(35,488)
Cash and cash equivalents, beginning of period	34,178	43,914
Cash and cash equivalents, end of period	$ 45,633	$ 8,426

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At November 30, 2010, the Company had an accumulated deficit of $19,297,981.  Subsequent to November 30, 2010, the Company has received cash proceeds totaling $77,000 from its stock subscription receivables.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivables and expected sales of its common stock through a drawdown equity financing agreement signed on December 3, 2010 with Auctus Private Equity Fund, LLC (see Note 12) should be sufficient to meet its working capital and capital expenditures needs through at least November 30, 2011.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors and consultants on a straight-line basis over the respective vesting period of the awards.  The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant of the portion of stock-based payment awards that are ultimately expected to vest.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

beginning after December 15, 2010. The adoption of this guidance did not have an impact on our financial statements.

Note 3. Intangible Assets

Intangible assets, net are as follows:

	November 30, 2010	February 28, 2010
Domain names	$ 830,283	$ 812,036
Website development costs	326,072	23,349
Less accumulated amortization	(16,501)	(5,208)
	$ 1,139,854	$ 830,177

During the nine months ended November 30, 2010, the Company capitalized $18,247 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the nine months ended November 30, 2010, the Company incurred $167,876 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees.  During the three and nine months ended November 30, 2010, the Company expensed $45,660 and $146,262, respectively, on a straight line basis to cost of revenues in the Company’s consolidated statement of operations. At November 30, 2010, the Company had $76,438 of prepaid domain name renewal fees which will be amortized over future periods.

During the nine months ended November 30, 2010, the Company capitalized $302,723 of website development costs and had a total recorded cost of $326,072 at November 30, 2010.  The Company has determined that $106,367 of website development costs capitalized during the nine month period ended November 30, 2010 pertains to components of the Company’s website development that is not ready for its intended use and no amortization has been recorded for these costs.  The Company has determined that $219,705 of the $326,072 total capitalized website development costs at November 30, 2010 pertained to components of its website development that is ready for its intended use and has an estimated useful life of three years.  During the three and nine months ended November 30, 2010, the Company recorded $7,400 and $11,293, respectively,  to cost of revenues for amortization expense pertaining to these website components.

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  On June 7, 2010, the Company issued 20,892 restricted common shares at $1.35 per share, valued at $28,204, to pay the entire deferred compensation balance accrued as of May 31, 2010.  During the next six months ended November 30, 2010, the Company

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

recorded $55,288 of additional deferred officer compensation and that amount is still owed as of November 30, 2010.

Note 5. Stockholders Equity

Stock Transactions

On November 15, 2010, the Company issued 6,000 restricted common shares at $1.25 per share, valued at $7,500, to five directors of the Company for payment of director fees.

On November 15, 2010, the Company entered into stock purchase agreements and issued 107,000 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.00, for a total value of $107,000.  As of November 30, 2010, $95,000 in cash has been received and $12,000 remained unpaid until it was received on December 1, 2010.

On August 15, 2010, the Company issued 7,917 restricted common shares at $1.20 per share, valued at $9,500, to seven directors of the Company for payment of director fees.

On June 22, 2010, the Company issued 400,000 restricted common shares at a price of $0.75 per share to an existing shareholder (related party), valued at $300,000 in exchange for a stock subscription agreement (see further details in Note 9, 2010 Agreements).

On June 7, 2010, the Company issued 20,892 restricted common shares at $1.35 per share, valued at $28,204, to Richard Pomije, the CEO and Chairman of the Company for payment of deferred compensation.

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

Stock Warrants

As of November 30, 2010, the Company has a total of 336,668 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of November 30, 2010 is 0.94 years.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Other

In February 2010, the Company entered into an agreement with an investment banker to promote and sell shares of common stock to accredited and institutional investors.  In conjunction with the potential sale of shares of common stock, the investment banker will receive a 10% commission, be reimbursed for expenses and granted a five-year warrant of the Company's common stock equal to 10% of the shares of common stock sold.  In February 2010, the Company paid the investment banker $20,000 as an advance on expenses and any potential commission earned and recorded the advance as a prepaid expense as of November 30, 2010.  On November 12, 2010, the Company ended its agreement with the investment banker and signed a drawdown equity financing agreement with an institutional investor on December 3, 2010.  The Company did not receive any proceeds from the sale of common stock from the agreement with the investment banker.  On December 10, 2010, the Company received $3,989 back from the investment banker on the initial $20,000 advance and recorded $1,011 of expenses reported from the investment banker pertaining to their efforts to promote and sell shares of the Company’s common stock.  The Company believes that it is still owed $15,000 from an advance against commissions that it tendered to the investment banker and in the Company’s view, that sum is still owing to it since no commissions were charged against it.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2010, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options are five years from the date of grant.

The Company’s consolidated financial statements as of and for the nine months ended November 30, 2010 and 2009, reflect the impact of their stock-based compensation.  For the three months ended November 30, 2010, the Company granted no stock options. Total stock compensation expense for all option grants was $25,229 and $82,643 for the three months ended November 30, 2010 and 2009, respectively.  For the nine months ended November 30, 2010 and 2009, the Company has recorded $151,269 and $129,809 in stock compensation expense, respectively.  This expense is included in selling, general and administrative expense. As of November 30, 2010, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three and nine months ended November 30, 2010 basic (loss) per common share by $(0.001) and $(0.005), respectively. There remains $113,984 of total unrecognized compensation expense, which is expected to be recognized over future periods through July 31, 2012.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2010	4,003,000	$ 2.326	-	-
Granted	200,000	1.720	-	-
Canceled or expired	(518,000)	(5.289)	-	-
Exercised	-	-	-	-
Outstanding – November 30, 2010	3,685,000	$ 1.877	1.40	-
Exercisable at November 30, 2010	3,552,000	$ 1.879	1.28	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended November 30, 2010 and 2009 totaled $7,950 each period. For the nine months ended November 30, 2010 and 2009, the Company recorded $23,850 in lease payments to the director for each period.

Minimum lease payments at November 30, 2010 are as follows:

FY 2011-remainder	$ 7,950
FY 2012	25,175
$ 33,125

Loan from Director/Stockholder

As of November 30, 2010, the Company had an outstanding working capital loan of $136,113 from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 7.0%.  The Company made principal payments of $51,257 and received an additional draw of $50,000 during the nine months ended November 30, 2010.  Interest expense incurred on this loan for the three and nine months ended November 30, 2010 and 2009 was $2,034 and $5,826 and $2,445 and $7,010, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

Note 9. Common Stock Subscriptions Receivable

As of November 30, 2010, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

2005 Agreements

Material terms of the subscription agreements received by the Company on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,550,000) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2005 subscription agreements at November 30, 2010 is $405,388.  The Company recognizes that this receivable is now past due and deems it to be fully collectable and it intends to do so.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2010 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2010 is $300,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Summary

As of November 30, 2010, the Company had stock subscription receivables of $1,680,388 for the 2005, 2007, and 2010 agreements and for the three months ended November 30, 2010, the Company received stock subscription payments of $82,625.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(514,075)
Receivable balance at November 30, 2010	1,680,388
Miscellaneous subscription amount owed (3)	12,000
$ 1,692,388

Summary of outstanding subscriptions:
2005 subscriptions	$ 405,388
2007 subscriptions	975,000
2010 subscriptions	300,000
Miscellaneous stock purchase agreement (3)	12,000
$ 1,692,388

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

(3)

Balance due on November 15, 2010 stock purchase agreement.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the nine month period ended November 30, 2010, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2010 and 2009:

	Three months ended
	November 30,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (215,299)	$ (288,812)
Weighted average of common shares outstanding	27,920,788	27,380,231
Basic net earnings (loss) per share	$ (0.01)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (215,299)	$ (288,812)
Weighted average of common shares outstanding	27,920,788	27,380,231
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,920,788	27,380,231

Diluted net income (loss) per share	$ (0.01)	$ (0.01)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

	Nine months ended
	November 30,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (731,839)	$ (705,387)
Weighted average of common shares outstanding	27,740,300	27,323,546
Basic net earnings (loss) per share	$ (0.03)	$ (0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (731,839)	$ (705,387)
Weighted average of common shares outstanding	27,740,300	27,323,546
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,740,300	27,323,546

Diluted net income (loss) per share	$ (0.03)	$ (0.03)

(1)

At November 30, 2010 and 2009, there were outstanding stock options equivalent of 3,685,000 and 3,793,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

(2)

At November 30, 2010 and 2009, there were outstanding warrants equivalent to 336,668 and 223,001 common shares, respectively.   The warrants are anti-dilutive at November 30, 2010 and 2009 and therefore have been excluded from diluted earnings per share.

Note 11. Supplemental Disclosure of Cash Flow Information

Nine months ended
November 30,
	2010	2009
Non-cash flow information:
Cash paid for interest	$ 5,826	$ 7,010

Non-cash investing and financing activities:
Accounts payable incurred for web-site development costs	$ 290,608	$ -
Common stock issued with subscription agreement	$ 300,000	$ -
Common stock issued with stock purchase agreement	$ 12,000	$ -

Note 12. Subsequent Events

On December 3, 2010, the Company signed a drawdown equity financing agreement with Auctus Private Equity Fund, LLC (“Auctus”).  Per the agreement, the Company, at its discretion, has the right to sell up to $10,000,000 of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.  The agreement becomes effective the date on which the Securities and Exchange Commission

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

(“SEC”) first declares effective the Company’s registration statement filed with the SEC on December 23, 2010.  As of the date of this 10-Q filing, the Company has not received an effective S-1 registration statement from the SEC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2010, and its results of operations for the three and nine months ended November 30, 2010 and 2009, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2010, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and the Company will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  The partnership will serve to create the first standardized system for collecting and publishing scholastic team information to state athletic associations, media and other interested parties.  The scholastic portal will be integrated into DigitalTown’s current roll out of more than 20,000 local online communities (spirit sites) for high schools.

On December 3, 2010, the Company signed a drawdown equity financing agreement with Auctus Private Equity Fund, LLC (“Auctus”).  Per the agreement, the Company has the right, at its discretion, to sell up to $10,000,000 of common stock to Auctus over a 36 month period.  There are no upper limits to the price Auctus may pay to purchase the Company’s common stock and the purchase price of the shares will be based on 94% of the volume weighted purchase pricing during the pricing period as outlined in the agreement.  The agreement becomes effective the date on which the Securities and Exchange Commission (“SEC”) first declares effective the Company’s S-1 registration statement filed with the SEC on December 23, 2010.

In October, DigitalTown completed the initial rollout of its new spirit sites featuring content from The Active Network, MusicSkins, WeatherBug, Bing and other providers on 20,057 of their sites.  The sites initially featured 2010 football schedules, scores and Active Power Rankings for high school football.  With this initial rollout, the Company reached one million page/score views by the middle of November.  In December, the Company launched its high school basketball coverage including schedules and scores on 11,757 sites with the number of sites growing to more than 18,000 as the season progresses.  Active Power Rankings for high school basketball will be added to the sites during the season as sufficient data becomes available.  The Company will add high school lacrosse in the spring.

The Company continues its development of a user interface (UI) for a call center sales system integrating DigitalTown’s database with Active’s self-serve ad system allowing ads to be targeted to specific

DigitalTown spirit sites.  This will allow advertisers to choose single or multiple sites to cover geographic areas, including sub categories by team sport, conference or other interest areas.  With nearly 27,000 spirit sites covering the United States, national advertisers will be able to run both local and nationwide advertising campaigns together.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2010 and 2009

During the three months ended November 30, 2010, the Company recorded revenue of $2,917 and cost of revenue of $55,061 for a negative gross profit of $(52,144) compared to revenue of $2,937 and cost of revenue of $54,618 for a negative gross profit of $(51,681) for the same period in 2009.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $45,660 for 2010 compared to $51,300 for 2009, server/bandwidth expense of $2,001 for 2010 and 2009 and amortization of website development fees were $7,400 for 2010 and $1,317 for 2009.

Selling, general and administrative expenses for the most current three months decreased by $73,565 to $161,121 compared to a year ago due mainly to a non-cash decrease in stock compensation expense of $57,414 for the most current three months.  Stock compensation expense was $25,229 for the three months ended November 30, 2010 compared to $82,643 for the three months ended November 30, 2009.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $135,892 for the three months ended November 30, 2010, compared to $152,043 for the three months ended November 30, 2009.  The decrease in selling, general and administrative expenses of $16,151 for the two comparable quarters was primarily due to decreases in salary expense of $11,863 and professional fees of $7,048.  The Company’s overall net loss for the current three months decreased by $73,513 to $215,299.

NINE MONTHS ENDED NOVEMBER 30, 2010 and 2009

During the nine months ended November 30, 2010, the Company recorded revenue of $12,064 and cost of revenue of $163,558 for a negative gross profit of $(151,494) compared to revenue of $4,888 and cost of revenue of $98,760 for a negative gross profit of $(93,872) for the same period in 2009.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $146,262 for 2010 compared to $94,126 for 2009, server/bandwidth expense of $6,003 for 2010 and $4,669 for 2009 and amortization of website development fees were $11,293 for 2010 and $2,633 for 2009.

Selling, general and administrative expenses for the most current nine months decreased by $21,895 to $584,425 compared to a year ago and non-cash stock compensation increased $21,460 for the most current nine months. Stock compensation expense was $151,269 for the nine months ended November 30, 2010 compared to $129,809 for the nine months ended November 30, 2009.    Excluding non-cash stock compensation expense for the two comparable periods, selling, general and administrative expenses were $433,156 for the nine months ended November 30, 2010, compared to $476,511 for the nine months ended November 30, 2009.  The decrease in selling, general and administrative expenses of $43,355 for the two comparable periods was primarily due to decreases in professional fees of $36,670 and salary expense of $23,361 offset by an increase in administrative fees of $6,500. The Company’s overall net loss for the current nine months increased by $26,452 to $731,839.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2010

The Company’s cash position at November 30, 2010, was $45,633, an increase of $11,455 from $34,178 at February 28, 2010.  During the nine months ended November 30, 2010, net cash used in operating activities was $556,000 compared to cash used of $577,994 for the comparable period.  When comparing the two periods, the decrease in cash used in operating activities of $21,994 for the nine months ended November 30, 2010 is primarily due to a decrease in prepaid domain name renewal fees of $84,713 and a decrease of $55,737 in accounts payable compared to the same period last year.

Net cash used in investing activities for the nine months ended November 30, 2010 was $50,363, of which $12,115 was used for website development costs, $20,001 for the purchase of property and equipment and $18,247 for the purchase of additional domain names as compared to net cash used of $36,591, of which $23,349 was used for website development costs and $13,242 for the purchase of additional domain names for the comparable period.

Net cash provided by financing activities for the nine months ended November 30, 2010 was $617,818 which consisted of payments received on stockholder subscription receivables of $514,075, proceeds from the issuance of common stock of $105,000 and proceeds from a director/stockholder loan of $50,000 offset by principal payments of $51,257 on the loan.  For the comparable period ended November 30, 2009, the Company received net cash provided by financing activities of $579,097 which consisted of payments received on stockholder subscription receivables of $194,000, proceeds from the issuance of common stock of $334,500, net cash advance from an officer of $14,350 and proceeds from a director/stockholder loan of $39,482 less principal payments on the loan of $3,235.

Monthly cash operating expenses for the nine months ended November 30, 2010, were approximately $62,000 per month, which included payment of $167,876 of the projected yearly cost of $174,000 for annual domain name renewals. Based on current projections, the Company’s monthly cash operating expenses going forward for the remainder of the fiscal year should be approximately $62,000 per month, which includes the remaining yearly cost of the renewal of the existing domain names totaling $5,502.   In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the three months ending February 28, 2011 will need to include $290,607 for website development services. A promissory note with Jeff Mills, a director and stockholder of the Company, has a balance due of $136,113 at November 30, 2010, and is payable upon demand.  The Company intends to pay the balance of the note prior to February 28, 2011.  From December 1, 2010, to January 13, 2011, the Company has received cash proceeds of $77,000 from stock subscription receivables and will continue to collect on its remaining stock subscription receivables to fund its operations.

As of November 30, 2010, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

2005 Agreements

Material terms of the subscription agreements received by the Company on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,550,000) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2005 subscription agreements at November 30, 2010 is $405,388.  The Company recognizes that this receivable is now past due and deems it to be fully collectable and it intends to do so.

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2010 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2010 is $300,000.

Summary

As of November 30, 2010, the Company had stock subscription receivables of $1,680,388 and for the nine months ended November 30, 2010, the Company received stock subscription payments of $514,075.

The following table summarizes the stock subscription receivable, by quarter, at November 30, 2010:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements		Amended Purchase Price (1)	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
May 31, 2009	$4,476,963					-	-
August 31, 2009	4,371,463	$105,500				-	-
November 30, 2009	4,312,963	58,500				-	-
February 28, 2010	1,894,463	143,500			2,275,000	(2)	-
May 31, 2010	1,535,513	358,950
August 31, 2010	1,763,013	72,500	$ 300,000	(3)
November 30, 2010	1,680,388	82,625

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

The participatory right terms of the original subscription agreements were cancelled on February 25, 2010.

(3)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the nine month period ended November 30, 2010, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and proceeds from the sale of our common stock to Auctus Private Equity Fund, LLC per the drawdown equity financing agreement that the Company signed on December 3, 2010 should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect in the future our stock subscription receivables as needed or if the Company is unable to receive an effective S-1 registration statement from the SEC, we would be forced to reduce operating expenses and/or cease operations altogether.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of November 30, 2010, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of November 30, 2010, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2010, that material weaknesses continue to exist in our internal control over financial reporting as of November 30, 2010, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of November 30, 2010, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended November 30, 2010, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 15, 2010, the Company issued 6,000 restricted common shares at $1.25 per share, valued at $7,500, to five directors of the Company for payment of director fees.

On November 15, 2010, the Company entered into stock purchase agreements and issued 107,000 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.00, for total value of $107,000.

On August 15, 2010, the Company issued 7,917 restricted common shares at $1.20 per share, valued at $9,500, to seven directors of the Company for payment of director fees.

On June 22, 2010, the Company issued 400,000 restricted common shares at a price of $0.75 per share, valued at $300,000 in exchange for a stock subscription agreement (see further details in note 9, 2010 Agreement).

On June 7, 2010, the Company issued 20,892 restricted common shares at $1.35 per share, valued at $28,204, to Richard Pomije, the CEO and Chairman of the Company for payment of deferred compensation.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2010, has previously been reported.

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

DigitalTown, Inc.

Dated: January 14, 2011

/s/ Richard A. Pomjie___________

Richard A. Pomije, CEO

/s/ Paul R. Gramstad___________

Paul R. Gramstad, CFO