Form 10-K
period 2011-02-28
DigitalTown, Inc.
filed 2011-05-05
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2011

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

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $ 9,091,094 as of the last day of the Company’s most recently completed second fiscal quarter (August 31, 2010), when the last reported sales price was $0.90.

There were 28,035,993 shares of the registrant’s common stock outstanding as of May 4, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

PART I

ITEM 1.   BUSINESS

GENERAL

DigitalTown continues to develop its nationwide network of local on-line communities built around their domain names and the schools and communities they represent.  Last fall, the Company completed the initial rollout of its new spirit sites featuring content from The Active Network, MusicSkins, WeatherBug, Bing and other providers on approximately 20,000 of their sites.  The sites initially featured 2010 football schedules, scores and Active Power Rankings for high school football.  With this initial rollout, the Company reached one million page/score views by the middle of November.  In December, the Company launched its high school basketball coverage and in April they launched their high school lacrosse coverage, both featuring schedules, scores and Active Power Rankings.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% up to $3,000,000 of the annual net sponsorship revenue in the scheduling and stats areas of its websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimum revenue share of $100,000 per year with the future launch of its beta 3 software.

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the Securities and Exchange Commission (“SEC”).  The effective registration statement allows the Company to sell up to 3,000,000 of its shares to Auctus Private Equity Fund, LLC (“Auctus”) as part of a drawdown equity financing agreement (“Drawdown Agreement”) the Company signed with Auctus on December 3, 2010. Per the agreement, the Company, at its discretion, has the right to sell up to $10,000,000 of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.   The Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the drawdown agreement.

EMPLOYEES

As of February 28, 2011, DigitalTown, Inc. has three employees.  The Company’s employees are not represented by a union.  The Company knows of no adverse labor issues with any employee.

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

RISKS RELATED TO OUR BUSINESS

We have historically lost money and losses may continue in the future.

We have historically lost money.  The losses for the years ended February 28, 2011 and 2010 were $1,264,772 and $1,245,049 respectively and future losses are likely to occur.  Our accumulated deficit at February 28, 2011 is $19,830,914. As of February 28, 2011, there exists negative working capital of $314,818. For the year ended February 28, 2011, we had negative cash flows from operations of $727,085. Accordingly, we may experience liquidity and cash flow problems if we are not able to collect on our stock subscription receivables as needed, sell stock through our drawdown agreement with Auctus or raise additional capital on acceptable terms.

We may not be able to collect on our stock subscription receivables or raise capital through our drawdown agreement with Auctus as needed to fund our operations.

As of February 28, 2011, the Company had stock subscription receivables of $1,422,654 and for the year ended February 28, 2011, the Company received stock subscription payments of $771,809.

We believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and the proceeds from the sale of our common stock to Auctus Private Equity Fund, LLC (“Auctus”) should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our future stock subscription receivables or raise capital through our drawdown agreement with Auctus, as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses are approximately $61,000 per month.

We may need to raise additional capital to finance operations.

Funding of our operations has relied almost entirely on the collection of outstanding subscription receivables.  We will need to raise additional capital to fund our anticipated operating expenses and future development, design and launching of our websites.  We cannot assure you that financing, whether from the Auctus agreement, other external sources or related parties, will be available if needed or on favorable terms. Auctus has refused to honor the entire first drawdown amount, and this financing option may not be available to us. The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.

Any of these events would be materially harmful to our business and may result in a lower stock price.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

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

Our common stock is traded on the OTC Markets “OTCQB”, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the OTC Markets “OTCQB”. Broker-dealers often decline to trade in “OTCQB” stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

We could fail to retain or attract key personnel.

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

We could fail to renew our domain names on a timely basis.

Our future success depends, in significant part, on the continued renewal of our domain names on a timely basis.  In order to retain the rights to our domain names, they need to be renewed on an annual basis by paying the annual renewal fee within a specified time period.  If the domain names are not renewed within the specified time period, they become available to the general public and the rights could be obtained by any outside third party if they paid the annual renewal fee.  Any loss of rights in our domain names could adversely affect our ability to develop our business plan.  The Company does have controls and procedures in place to ensure that all domain names are renewed in a timely manner.

Minnesota law and our charter may inhibit a takeover of our company that stockholders may consider favorable.

Provisions of Minnesota law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our Company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our officers and directors have the ability to exercise significant influence over matters submitted for stockholder approval and their interests may differ from other stockholders.

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

Our shares may be defined as "penny stock", the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Shares of our common stock may be defined as a “penny stock” under the Securities and Exchange Act of 1934, and rules of the SEC.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Market for penny stock has suffered in recent years from patterns of fraud and abuse

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons;

•

Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Existing stockholders may experience significant dilution from the sale of our common stock pursuant to the drawdown agreement.

Assuming that Auctus fulfills the terms of the drawdown agreement, the sale of our common stock to Auctus in accordance with the drawdown agreement may have a dilutive impact on our shareholders.  As a result, our net income per share could decrease in future periods and the market price of our common stock could decline.  In addition, the lower our stock price is at the time we exercise our put option, the more shares of our common stock we will have to issue to Auctus in order to drawdown on the facility.  If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised in connection with the drawdown agreement.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock.  Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock.  By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.  However, under the terms of the drawdown agreement, the number of shares Auctus is able to own at any given time is limited to 4.99% of the total issued and outstanding shares of the Company.

Auctus will pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

Assuming Auctus fulfills the terms of the drawdown agreement, our common stock to be issued under the drawdown agreement will be purchased at a six (6%) discount or 94% of the lowest closing volume weighted average price (“VWAP”) during the five trading days immediately following our notice to Auctus of our election to exercise our "put" right.

Auctus has a financial incentive to sell our shares immediately upon receiving the shares to realize the profit between the discounted price and the market price.  If Auctus sells our shares, the price of our common stock may decrease.  If our stock price decreases, Auctus may have a further incentive to sell such shares.  Accordingly, the discounted sales price in the drawdown agreement may cause the price of our common stock to decline.

Auctus has entered into similar agreements with other public companies and may not have sufficient capital to meet our drawdown requests.

Auctus has entered into similar financing agreements with at least six other public companies, and those companies have all filed registration statements with the intent of registering shares to be sold to Auctus pursuant to drawdown arrangements.  Three of those registration statements are effective, and three are pending.  We do not know if management at any of the companies who have or will have effective registration statements intend to raise funds now or in the future, what the size or frequency of each put request would be, if floors will be used to restrict the amount of shares sold, or if the drawdown agreement will ultimately be cancelled or expire before the entire amount of shares are put to Auctus.  Since we do not have any control over the requests of these other companies, if Auctus receives significant requests, it may not have the financial ability to meet our requests.  If so, we may not have funds available to us under this drawdown agreement, or the amount of available funds may be significantly less than we anticipate.

Risk Factors Related to Our Securities and the Drawdown Agreement .

We registered an aggregate of 3,000,000 shares of common stock to be issued under the drawdown agreement.  The sale of such shares could depress the market price of our common stock.

We registered an aggregate of 3,000,000 shares of common stock for issuance pursuant to the drawdown agreement.  Assuming that Auctus fulfills the terms of the drawdown agreement, the sale of these shares into the public market by Auctus could depress the market price of our common stock.

We may not have access to the full amount under the drawdown agreement.

There is no assurance that the market price of our common stock will increase substantially in the near future.  The entire commitment under the drawdown agreement is $10,000,000.  Based on our stock price, the number of registered common shares that remains issuable could be lower than the number of registered common shares we need to issue in order to have access to the full amount under the drawdown agreement.  Therefore, we may not have access to the full amount under the drawdown agreement.

The amount we can draw down may be affected by a limitation of the percentage ownership of Auctus.

Pursuant to the drawdown agreement, Auctus shall not be issued shares of the Company’s common stock that would result in its beneficial ownership equaling more than 4.99% of the outstanding common stock of the Company.  If the ownership of Auctus reaches that limit, we may not be able to secure any further advances from Auctus, and some of our business activities may have to be postponed or curtailed.

There may not be sufficient trading volume in our common stock to permit us to generate adequate funds.

The drawdown agreement provides that the dollar value that we will be permitted to draw from Auctus will be the higher of: (A) 200% of the average daily volume in the US market of the common stock for the ten (10) trading days prior to the drawdown notice, or (B) $150,000.  If the average daily trading volume in our common stock is too low, it is possible that we would only be permitted to draw down $150,000 at a time, which may not provide adequate funding for our planned operations.

Unless an active trading market develops for our securities, investors may not be able to sell their shares.

Although, we are a reporting company and our common shares are quoted on the OTC Markets “OTCQB” under the symbol “DGTW”, there is not currently an active trading market for our common stock and an active trading market may never develop or, if it does develop, may not be maintained.  Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded its trading price is likely to be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

• the trading volume of our shares;
• the number of securities analysts, market-makers and brokers following our common stock;
• changes in, or failure to achieve, financial estimates by securities analysts;
• new products or services introduced or announced by us or our competitors;
• actual or anticipated variations in quarterly operating results;
• general conditions or trends in our business industries;
• announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
• additions or departures of key personnel;
• sales of our common stock; and
• general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value.  The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes.  These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company.  In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities.  Although there is no such litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business.  Moreover, and as previously noted, our shares are currently traded on the OTC Market “OTCQB” and, further, are subject to the penny stock regulations.

Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

ITEM 2.  PROPERTIES

DigitalTown, Inc. leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  The future rent obligations of this lease as of February 28, 2011totaled $25,175.

ITEM 3.  LEGAL PROCEEDINGS

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  [REMOVED AND RESERVED]

None

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock has been traded on the OTC Markets “OTCQB” since February 23, 2011. Prior to that, it traded on the OTC Bulletin Board ("OTCBB") since June 12, 1998. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2011 and 2010.

Fiscal Year 2011	Low	High
First Quarter	$0.80	$1.80
Second Quarter	0.90	1.38
Third Quarter	0.76	1.75
Fourth Quarter	1.35	7.50

Fiscal Year 2010	Low	High
First Quarter	$1.30	$3.20
Second Quarter	1.25	3.50
Third Quarter	0.18	3.00
Fourth Quarter	0.29	1.70

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of May 4, 2011, there were approximately 95 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc.  as of February 28, 2011 and 2010 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,
Balance Sheet Data	2011	2010
Total Assets	$ 1,310,286	$ 940,899
Total Liabilities	486,484	232,068
Stockholders’ Equity	823,802	708,831

	Year ended February 28,
Operating Statement Data	2011	2010
Revenues	$ 18,102	$ 7,511
Cost of revenues	235,303	170,890
Gross profit (loss)	(217,201)	(163,379)

Operating expenses	1,050,865	1,073,960
Loss from operations	(1,268,066)	(1,237,339)
Other income (expense), net	3,294	(7,710)
Net loss	$ (1,264,772)	$ (1,245,049)

Loss per common share-basic and diluted	$(0.05)	$(0.05)
Weighted average shares outstanding-basic and diluted	27,812,364	27,350,072

	Year ended February 28,
Cash Flow Statement Data	2011	2010
Net cash used in operating activities	$ (727,085)	$ (691,221)
Net cash used in investing activities	(97,310)	(25,118)
Net cash provided by financing activities	893,527	706,603
Net change in cash	69,132	(9,736)
Cash and cash equivalents, beginning of period	34,178	43,914
Cash and cash equivalents, end of period	$ 103,310	$ 34,178

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2011 and 2010, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

Company Overview

DigitalTown continues to develop its nationwide network of local on-line communities built around their domain names and the schools and communities they represent.  Last fall, the Company completed the initial rollout of its new spirit sites featuring content from The Active Network, MusicSkins, WeatherBug, Bing and other providers on approximately 20,000 of their sites.  The sites initially featured 2010 football schedules, scores and Active Power Rankings for high school football.  With this initial rollout, the Company reached one million page/score views by the middle of November.  In December, the Company launched its high school basketball coverage and in April they launched their high school lacrosse coverage, both featuring schedules, scores and Active Power Rankings.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% up to $3,000,000 of the annual net sponsorship revenue in the scheduling and stats areas of its websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimum revenue share of $100,000 per year with the future launch of its beta 3 software.

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the SEC.  The effective registration statement allows the Company to sell 3,000,000 shares of common stock to Auctus Private Equity Fund, LLC (“Auctus”) as part of the drawdown equity financing agreement the Company signed with Auctus on December 3, 2010. Per the agreement, the Company, at its discretion, has the right to sell up to $10,000,000 of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.  The Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the drawdown agreement.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2011 AND 2010

During the year ended February 28, 2011, the Company recorded revenue of $18,102 and cost of revenue of $235,303 for a negative gross profit of $(217,201) compared to revenue of $7,511 and cost of revenue of $170,890 for a negative gross profit of $(163,379) from operations during the year ended February 28, 2010.  The revenue for both years consisted of minimal commissions generated from advertising and merchandise sales on our websites and the cost of revenue consisted of amortization of the prepaid annual domain name renewal fees of $189,871 and $159,490, domain register fees of $0 and $2,190, server/bandwidth expense of $15,831 and $4,002 and amortization of website development fees of $29,602 and $5,208 for the two comparable periods.

Selling, general and administrative expenses for the year ended February 28, 2011 decreased by $23,095 to $1,050,865 compared to a year ago due mainly to a decrease in non-cash stock compensation expense of $33,826 for the current year.  The decrease in stock compensation expense was primarily due to longer vesting periods for the new stock option agreements granted during the current year. Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses increased by $10,731 to $622,139 compared to a year ago.

The Company’s overall net loss for the current year increased by $19,723 to $1,264,772.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2011, was $103,310, an increase of $69,132 from $34,178 at February 28, 2010.  During the year ended February 28, 2011, net cash used in operating activities was $727,085 compared to cash used of $691,221 for the comparable period.  When comparing the two periods, the increase in cash used in operating activities of $35,864 for the year ended February 28, 2011 is primarily due to a decrease of $42,387 in accounts payable.

Net cash used in investing activities for the year ended February 28, 2011 was 97,310, of which $52,230 was used for website development costs, $25,449 for purchases of property and equipment and $19,631 for the purchase of additional domain names as compared to net cash used of $25,118 for the comparable period one year ago, of which $23,349 was used for website development costs and $1,769 for the purchase of additional domain names.

Net cash provided by financing activities for the year ended February 28, 2011 was $893,527 which consisted of payments received on stockholder subscription receivables of $771,809, proceeds from the issuance of common stock of $122,000 and proceeds from a director and stockholder loan of $50,000 less principal payments on the loan of $50,282.  For the comparable period ended February 28, 2010, the Company received net cash provided by financing activities of $706,603 which consisted of payments received on stockholder subscription receivables of $337,500, proceeds from the issuance of common stock of $334,500 and proceeds from a director and stockholder loan of $39,482 less principal payments on the loan of $4,879.

Monthly cash operating expenses for the year ended February 28, 2011 were approximately $61,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $61,000 per month, which includes the yearly cost of the renewal of the existing domain names totaling approximately $174,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2012 include $245,878 for website development costs.  A promissory note with Jeff Mills, a director and stockholder of the Company, has a balance due of $137,088 at February 28, 2011 and is payable upon demand.  Based on available cash proceeds, the Company intends to pay the balance of the note in fiscal year 2012.  From March 1, 2011 to April 28, 2011, the Company has received cash proceeds of $115,000 from stock subscription receivables and $2,108 for the issuance of 1,000 shares of common stock at $2.108 per share pertaining to our Drawdown Agreement with Auctus.  In addition, the Company will continue to collect on its remaining stock subscription receivables and utilize its drawdown agreement with Auctus to fund its operations.

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

The outstanding balance owed on the 2005 subscription agreements at February 28, 2011 is $147,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

On February 25, 2010, due to the economic downturn and the market value of the Company’s stock, which was trading below $2.50 per share, the Company amended the pricing terms of the subscription agreements received by the Company on October 5, 2007.  The amendment changed the following significant terms of the subscription agreement:

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2011 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at February 28, 2011 is $300,000.

Summary

As of February 28, 2011, the Company had stock subscription receivables of $1,422,654 and for the twelve months ended February 28, 2011, the Company received stock subscription payments of $771,809.

The following table summarizes the stock subscription receivable, by quarter, for the twelve months ended February 28, 2011:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements		Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2010	1,894,463					-
May 31, 2010	1,535,513	358,950
August 31, 2010	1,763,013	72,500	$ 300,000	(1)
November 30, 2010	1,680,388	82,625
February 28, 2011	1,422,654	257,734

(1)

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

In summary, assuming that Auctus fulfills the terms of the drawdown agreement entered with the Company on December 3, 2010, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and proceeds from the sale of our common stock to Auctus should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our stock subscription receivables as needed or if the Company is unable to sell an adequate number of shares to meet its cash flow requirements to Auctus Private Equity Fund, LLC per the drawdown equity financing agreement, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-50) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company’s financial statements and in its financial position represents the potential loss arising from adverse changes in interest rates.  This risk is low as the Company has very limited debt and has no third-party debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	33

Consolidated Financial Statements:
Consolidated Balance Sheets	34
Consolidated Statements of Operations	35
Consolidated Statements of Stockholders' Equity	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38-53

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T).

Controls and Procedures.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2011, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2011 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 28, 2011, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2011.   Management identified the following material weaknesses:

1.

Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process in adequately preparing account reconciliations pertaining to stock option activity;

      2.

The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and

3.

Due to our small size, the Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness;

This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an amendment to the Sarbanes-Oxley Act which exempts Smaller Issuers from the requirements of Section 404(b).

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 28, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

All new stock option agreements will be sequentially numbered; and

•

All new stock option grants will be documented in the board minutes including grantee, date of grant, number of options granted, exercise price, vesting terms, and length of agreement.

With the implementation of these corrective actions, we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2012; however such procedures will not be tested until our first quarter close.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Richard A. Pomije	56	Chairman, Chief Executive Officer, & Secretary/Treasurer
Paul R. Gramstad (1)	50	Chief Financial Officer
Jeffrey L. Mills	49	Director
Pierce McNally	62	Director
Donald M. Fisher	57	Director
Mark Turner	36	Director

(1)

– Mr. Gramstad is a contract CFO and not an employee of the Company

–

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

PAUL R. GRAMSTAD was appointed Chief Financial Officer on July 2, 2009.  Since 2005, Mr. Gramstad has worked as a financial consultant and since 2007, has been responsible for the Company’s financial reporting and accounting function and continues in that role as their contract CFO.  Prior to that, Mr. Gramstad owned and operated a tax business, and held a number of senior level financial positions in the accounting and finance area.  Mr. Gramstad is a 1983 graduate of Gustavus Adolphus College and a Certified Public Accountant.

JEFFREY L. MILLS became a director in December 2003. Mr. Mills has worked for Xerox Corporation for the past 24 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several security licenses.

PIERCE MCNALLY became a director in March 2007.  For the past nine years, Mr. McNally has been a senior attorney at Gray Plant Mooty, a Minneapolis law firm, practicing in the areas of business law and entrepreneurial services.  Mr. McNally has extensive experience with small-cap, publicly traded companies and private startup and emerging companies.  An attorney and experienced investment and merchant banker, Mr. McNally has been active with start-up and small-cap growth companies in a variety of industries as a banker, investor, adviser, officer and director.  Currently, he serves as a director of several NASDAQ-listed and privately held companies throughout the United States, as a director of Rainy River Resources, Inc., a Minneapolis based private investment company and as Chief Strategic Officer and Legal Counsel for OutsourceOne, Inc. a Minneapolis based provider of employee benefit services and online supplemental insurance products.  Mr. McNally is a

1971 graduate of Stanford University and a 1978 graduate of the University of Wisconsin Law School.

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

MARK TURNER became a director on August 9, 2010. He is Director of Strategic Relationships for Microsoft Corp. (NasdaqGS: MSFT), Media & Entertainment Group and has more than 13 years' experience in developing innovative business and technology solutions for global media companies.  He is based in Los Angeles.  Mr. Turner specializes in delivery of media to all types of devices and through traditional and new media paths - from the largest screens (Digital Cinema) down through HD (cable, broadcast and satellite TV), via the Web (streaming, download or corporate IP networks) and to mobiles and portable devices. Mr. Turner’s current responsibilities include building innovative business models with major studio and music label partners which cover the range of Microsoft's diverse media-facing solutions.  Mr. Turner also works as an industry expert to internal Microsoft business groups that are developing or refining products for the media industry, such as Xbox, Zune, Windows, Bing and MSN.  Mr. Turner holds a BA in Management Studies from the University of Leeds.  He is an active member of the Developing Platforms Committee for industry group - the Digital Entertainment Group (DEG), the Academy of TV Arts & Sciences (Interactive Media Chapter) and the Content Committee of the Consumer Electronics Association.

Directors are elected at the annual meeting of the stockholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Audit Committee

Mr. Mills and Mr. McNally currently serve as members of the Audit Committee. This committee met twice during the last fiscal year. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Jeffrey L. Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the “audit committee financial expert” does not impose on Mr. Mills any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Mills as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2011 and 2010 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.  There were no other compensated officers in fiscal 2011.

Summary Compensation Table

Name and Principal Position		Fiscal year	Salary	Contract Fees	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard Pomije, Principal Executive Officer (PEO), CEO & Chairman	(5)	2011	$ 211,250	$ -	$ -	$ 55,710	$ 266,960
		2010	$ 209,161	$ -	$ -	$ 46,075	$ 255,236

John A. Witham, Principal Financial Officer (PFO) & CFO	(6)	2011	$ -	$ -	$ -	$ -	$ -
		2010	$ -	$ 5,150	$ -	$ -	$ 5,150

Paul R. Gramstad, Principal Financial Officer (PFO) & CFO	(7)	2011	$ -	$ 18,540	$ 74,595	$ -	$ 93,135
		2010	$ -	$ 23,400	$ 49,010	$ -	$ 72,410

Jan K. Andersen, CEO/Director	(8)	2011	$ -	$ -	$ -	$ -	$ -
		2010	$ 41,538	$ -	$ -	$ -	$ 41,538

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

(2)	Automobile expenses - Richard A. Pomije FY2011 $19,218 FY2010 $11,497
(3)	Board member fees –Richard A. Pomije FY2011 $5,185 paid with issuance of restricted common stock FY2010 $6,844 paid with issuance of restricted common stock
(4)	Medical insurance – FY2010 Richard A. Pomije FY2011 $31,307 FY2010 $27,734
(5)	Richard A. Pomije was appointed CEO on August 21, 2009
(6)	John A. Witham resigned as contract CFO/PFO on July 2, 2009.
(7)	Paul R. Gramstad was appointed contract CFO/PFO on July 2, 2009
(8)	Jan K. Andersen was dismissed on August 21, 2009.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 28, 2011.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
Mark Turner (director)	8/9/2010	200,000	$1.72	$228,540	8/9/2015
Jeffrey L. Mills (director)	12/2/2010	100,000	$1.75	$149,188	12/2/2015
Donald M. Fisher (director)	12/2/2010	100,000	$1.75	$149,188	12/2/2015
Paul R. Gramstad (officer)	12/2/2010	50,000	$1.75	$74,594	12/2/2015
Pierce McNally (director)	12/2/2010	50,000	$1.75	$74,594	12/2/2015

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2011.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije (officer)	2,500,000	-	$1.725	11/6/2011
Paul R. Gramstad (officer)	-	50,000	$1.750	12/2/2015
Paul R. Gramstad (officer)	50,000	-	$1.750	12/23/2014
Paul R. Gramstad (officer)	25,000	-	$4.250	8/25/2013
Jeffrey L. Mills (director)	50,000	50,000	$1.750	12/2/2015
Jeffrey L. Mills (director)	110,000	-	$1.750	12/23/2014
Jeffrey L. Mills (director)	40,000	-	$1.725	11/6/2011
Pierce McNally (director)	-	50,000	$1.750	12/2/2015
Pierce McNally (director)	100,000	-	$1.725	11/6/2011
Donald M. Fisher (director)	50,000	50,000	$1.750	12/2/2015
Donald M. Fisher (director)	100,000	-	$1.750	12/23/2014
Mark Turner (director)	67,000	133,000	$1.750	12/2/2015

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS  IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company currently pays its directors a $500 monthly fee which the Company has the option to pay with the issuance of restricted common stock.  Richard A. Pomije’s director fees compensation is reported in the above Summary Compensation Table.  For the current fiscal year, the Company issued the following restricted common stock valued at $29,004 for the payment of directors fees:

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

On February 15, 2011, the Company issued 2,780 restricted common shares at $2.75 per share, valued at $7,645, to five directors of the Company for payment of director fees.

The following table summarizes the payment of director fees for the year ended February 28, 2011:

Director Compensation Table

Name	Stock Awards	Option Awards	Total
Jeffrey L. Mills	$ 5,185	$ 149,188	$ 154,373
Pierce McNally	$ 5,185	$ 74,594	$ 79,779
Gary Hall (1)	$ 2,156	$ -	$ 2,156
John A. Witham (2)	$ 2,156	$ -	$ 2,156
Donald M. Fisher	$ 5,608	$ 149,188	$ 154,796
Mark Turner (3)	$ 3,529	$ 228,540	$ 232,069

(1)

Gary Hall resigned August 9, 2010.

(2)

John A. Witham is deceased.

(3)

Mark Turner was appointed August 9, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 28, 2011 with respect to the number of shares of common stock beneficially owned by (i) each shareholder known by DigitalTown, Inc. to own beneficially 5% or more of the common stock; (ii) all officers and directors; and (iii) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije (CEO & chairman)	20,690,374(2)	67.76%(2)
Paul R. Gramstad (CFO)	95,680(3)	.34%(3)
Jeffrey L. Mills (director)	771,903(4)	2.73%(4)
Pierce McNally (director)	123,150(5)	.44%(5)
Donald M. Fisher (director)	154,560(6)	.55%(6)
Mark Turner (director)	72,073(7)	.26%(7)
Thomas B. Pomije	2,051,349	7.32%
All directors and executive officers as a group	21,907,740	70.38%

Common shares issued and outstanding as of February 28, 2011 were 28,034,993

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

(2)

Includes the right to acquire 2,500,000 shares through the exercise of stock options within 60 days of February 28, 2011.

(3)

Includes the right to acquire 75,000 shares through the exercise of stock options within 60 days of February 28, 2011.

(4)

Includes the right to acquire 200,000 shares through the exercise of stock options within 60 days of February 28, 2011.

(5)

Includes the right to acquire 100,000 shares through the exercise of stock options within 60 days of February 28, 2011.

(6)

Includes the right to acquire 150,000 shares through the exercise of stock options within 60 days of February 28, 2011.

(7)

Includes the right to acquire 67,000 shares through the exercise of stock options within 60 days of February 28, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DigitalTown, Inc. leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  The future rent obligations of this lease as of February 28, 2011 totaled $25,175.

ITEM 14.  Independent Registered Public Accounting Firm Fees.

Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (MTK) served as the Company’s independent registered public accounting firm during fiscal 2011 and 2010.  The Company’s audit committee engaged MTK to perform three quarterly reviews in fiscal 2012.

During the fiscal years ended February 28, 2011 and 2010, the following was paid to MTK:

	2011	2010
Audit fees (1)	$ 36,000	$ 42,500
Total other audit related fees (2)	$ 6,453	$ 3,690

Tax fees	$ 0	$ 0

 (1) Total fees include the annual audit and quarterly review fees.  Billing for out-of-pocket costs are not included.

(2) Fees in connection with the Company’s SEC Comment Response letters and S-1 Registration Statement.

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2011 and 2010

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

DigitalTown, Inc.

Dated: May 4, 2011	By: /s/ Richard A. Pomije
Richard A. Pomije
Chief Executive Officer & Chairman/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 4, 2011	By: /s/ Richard A. Pomije
Richard A. Pomije
Chief Executive Officer & Chairman/Director
(Principal Executive Officer)

Dated: May 4, 2011	By: /s/ Paul R. Gramstad
Paul R. Gramstad
Chief Financial Officer
(Principal Financial Officer)

Dated: May 4, 2011	By: /s/ Jeff Mills
Jeff Mills, Director

Dated: May 4, 2011	By: /s/ Pierce McNally
Pierce McNally, Director

Dated: May 4, 2011	By: /s/ Donald M. Fisher
Donald M. Fisher, Director

DigitalTown, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (the Company) as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Edina, Minnesota

May 4, 2011

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28,
	2011	2010
Current assets:
Cash	$ 103,310	$ 34,178
Prepaid domain name renewal fees	37,931	54,825
Prepaid expenses	30,425	20,000
Total current assets	171,666	109,003
Property and equipment, net	20,306	1,719
Intangible assets, net	1,118,314	830,177
Total assets	$ 1,310,286	$ 940,899
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 286,750	$ 55,412
Loan from director/stockholder	137,088	137,370
Other liability	-	15,000
Accrued payroll	12,358	2,563
Deferred officer compensation	50,288	21,723
Total current liabilities	486,484	232,068
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 28,034,993 and 27,476,246 shares issued and outstanding at February 28, 2011 and 2010, respectively	280,347	274,759
Additional paid-in-capital	21,797,023	20,894,677
Subscriptions receivable	(1,422,654)	(1,894,463)
Accumulated deficit	(19,830,914)	(18,566,142)
Total stockholders’ equity	823,802	708,831
Total liabilities and stockholders’ equity	$ 1,310,286	$ 940,899

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended February 28,
	2011	2010
Revenues	$ 18,102	$ 7,511

Cost of revenues	235,303	170,890

Gross profit (loss)	(217,201)	(163,379)

Operating expenses:
Selling, general and administrative expenses	1,050,865	1,073,960
Loss from operations	(1,268,066)	(1,237,339)
Other income (expense):
Interest expense	(9,371)	(9,526)
Other income	12,665	1,816
Total other income (expense)	3,294	(7,710)

Net loss before income taxes	(1,264,772)	(1,245,049)
Income tax provision	-	-
Net loss	$ (1,264,772)	$ (1,245,049)

Net loss per common share – basic and diluted	$ (0.05)	$ (0.05)

Weighted average common shares outstanding – basic and diluted	27,812,364	27,350,072

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended February 28, 2011 and 2010

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 29, 2009	27,166,862	$271,665	$22,271,789	$(4,506,963)	$(17,321,093)	$715,398
Issuance of common stock at $1.50 per share	223,001	2,230	332,270	-	-	334,500
Payments received on subscription agreements	-	-	-	337,500	-	337,500
Amendment of subscription agreements (Note 11)	-	-	(2,275,000)	2,275,000	-	-
Stock based compensation	-	-	462,552	-	-	462,552
Common stock issued for director fees	24,175	242	32,149	-	-	32,391
Common stock issued for deferred compensation	62,208	622	70,917	-	-	71,539
Net loss	-	-	-	-	(1,245,049)	(1,245,049)
Balance February 28, 2010	27,476,246	274,759	20,894,677	(1,894,463)	(18,566,142)	708,831
Issuance of common stock at $1.50 per share	6,667	67	9,933	-	-	10,000
Issuance of common stock at $1.00 per share	112,000	1,120	110,880	-	-	112,000
Common stock issued with subscription agreement	400,000	4,000	296,000	(300,000)	-	-
Payments received on subscription agreements	-	-	-	771,809	-	771,809
Stock based compensation	-	-	428,726	-	-	428,726
Common stock issued for director fees	19,188	192	28,812	-	-	29,004
Common stock issued for deferred compensation	20,892	209	27,995	-	-	28,204
Net loss	-	-	-	-	(1,264,772)	(1,264,772)
Balance February 28, 2011	28,034,993	$280,347	$21,797,023	$(1,422,654)	$(19,830,914)	$823,802

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended February 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,264,772)	$ (1,245,049)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	6,862	2,303
Amortization of website development cost	29,602	5,208
Stock based compensation expense	428,726	462,552
Non-cash stock issued for director fees	29,004	32,391
Non-cash stock issued for deferred compensation	28,204	71,539
Changes in operating assets and liabilities:
Prepaid domain name renewal fees	16,894	(54,825)
Prepaid expense	(10,425)	(20,000)
Accounts payable	(14,540)	27,847
Accrued payroll	9,795	(9,910)
Deferred officer compensation	28,565	21,723
Deferred revenue	(15,000)	15,000
Net cash used in operating activities	(727,085)	(691,221)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(25,449)	-
Purchase of intangible asset – website development	(52,230)	(23,349)
Purchase of intangible assets – domain names	(19,631)	(1,769)
Net cash used in investing activities	(97,310)	(25,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	50,000	39,482
Payments on loan – director/stockholder	(50,282)	(4,879)
Payments received on stockholder subscriptions receivable	771,809	337,500
Proceeds from issuance of common stock	122,000	334,500
Net cash provided by financing activities	893,527	706,603

Net change in cash and cash equivalents	69,132	(9,736)
Cash and cash equivalents, beginning of period	34,178	43,914
Cash and cash equivalents, end of period	$ 103,310	$ 34,178

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, prepaid expenses, accounts payable, accrued expenses and loan from a director.  The Company considers the carrying value of its financial instruments in the financial statements to approximate fair value due to their short-term nature.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 28, 2011, the Company had no cash equivalents.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC 350-50) guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the Company’s resulting websites are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Additionally, since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-50) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.

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

Income Taxes

Deferred tax assets (net of any valuation allowance) and liabilities resulting from temporary differences, net operating loss carry-forwards and tax credit carry-forwards are recorded using an asset-and-liability

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

method.  Deferred taxes relating to temporary differences and loss carry-forwards are measured using the tax rate expected to be in effect when they are reversed or are realized.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be ultimately realized.  The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related future benefits.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 28, 2010 and 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 28, 2011 and 2010, the Company had no items defined as other comprehensive income (loss).

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have unlimited insurance coverage.  At February 28, 2011, the Company had no uninsured cash balances.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 28, 2011 and 2010.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair- value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact on its consolidated financial statements.

Note 2. Management Plans Regarding Liquidity

The Company has sustained reoccurring losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At February 28, 2011, the Company had an accumulated deficit of $19,830,914.  Subsequent to February 28, 2011, the Company has received cash proceeds totaling approximately $115,000 from its stock subscription receivable.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivable and any additional financing needed through the sale of its common stock or other equity-based securities will be sufficient to meet its working capital and capital expenditures needs through at least February 28, 2012.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Note 3. Property and Equipment

Property and equipment are as follows:

	February 28,
	2011	2010
Office equipment and furniture	$ 491,447	$ 465,998
Less accumulated depreciation	(471,141)	(464,279)
	$ 20,306	$ 1,719

Depreciation expense for the fiscal years ended February 28, 2011 and 2010 was $6,862 and $2,303, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

Note 4. Intangible Assets

Intangible assets, net are as follows:

	February 28,
	2011	2010
Domain names	$ 831,667	$ 812,036
Website development costs	321,457	23,349
Less accumulated amortization	(34,810)	(5,208)
	$ 1,118,314	$ 830,177

During the twelve months ended February 28, 2011 and 2010, the Company capitalized $19,631 and $1,769, respectively, of additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the twelve months ended February 28, 2011 and 2010, the Company incurred $172,977 and $214,314, respectively, of annual domain name renewal fees and has expensed $189,871 and $159,489, respectively, to cost of revenues on a straight line basis and has recorded $37,931 and $54,825, respectively,  as prepaid expense as of February 28, 2011 and 2010.

During the twelve months ended February 28, 2011 and 2010, the Company capitalized $298,108 and $23,349, respectively, of website development costs and has determined that $196,356 and $23,349, respectively, of these costs pertain to a component that is ready for its intended use and have an estimated useful life of three years.  During the twelve months ended February 28, 2011 and 2010, the Company recorded $29,602 and $5,208, respectively, of website development amortization expense pertaining to this component to cost of revenues in the Company’s consolidated statement of operations.

Future amortization expense at February 28, 2011 is as follows:

FY 2012	$ 73,235
FY 2013	68,027
FY 2014	43,633
$ 184,895

Note 5. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  On June 7, 2010, the Company issued 20,892 restricted common shares at $1.35 per share, valued at $28,204, to pay the entire deferred compensation balance accrued as of May 31, 2010.  During the fiscal year, the Company recorded $50,288 of additional deferred officer compensation and that amount is still owed as of February 28, 2011.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

Note 6. Stockholders Equity

Fiscal 2011 Stock Transactions

On February 15, 2011, the Company issued 2,780 restricted common shares at $2.75 per share, valued at $7,645, to five directors of the Company for payment of director fees.

On December 1, 2010, the Company entered into stock purchase agreements and issued 5,000 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.00, for a total value of $5,000.

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

On June 22, 2010, the Company issued 400,000 restricted common shares at a price of $0.75 per share to an existing shareholder (related party), valued at $300,000 in exchange for a stock subscription agreement (see further details in Note 12, 2010 Agreements).

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

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

Stock Warrants

As of February 28, 2011, the Company has a total of 341,668 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their 2010 and 2009 dates of issuance.  The weighted average remaining exercise period as of February 28, 2011 is 0.70 years.

Other

In February 2010, the Company entered into an agreement with an investment banker to promote and sell shares of common stock to accredited and institutional investors.  In conjunction with the potential sale of shares of common stock, the investment banker will receive a 10% commission, be reimbursed for expenses and granted a five-year warrant of the Company's common stock equal to 10% of the shares of common stock sold.  In February 2010, the Company paid the investment banker an advance of $20,000 consisting of $15,000 as a retainer to be applied against any potential commission earned and $5,000 as an advance on expenses.  On November 12, 2010, the Company had not received any proceeds from the sale of common stock related to this agreement and thus ended its agreement with the investment banker and signed a drawdown equity financing agreement (“Drawdown Agreement”) with an institutional investor on December 3, 2010.

The drawdown agreement was entered into with Auctus Private Equity Fund, LLC (“Auctus”).  In connection with the drawdown agreement, the Company registered 3,000,000 shares of common stock (Note 15) and at its discretion, has the right to sell common stock to Auctus over a thirty six month period for maximum aggregated consideration of up to $10,000,000, subject to the following terms and conditions.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

•

The maximum advance amount available to the Company is limited to the greater of $150,000 or 200% of the average daily volume based on the 10 days preceding the Company’s notice requesting a draw.

•

Auctus’ purchase price per common share will be 94% of the lowest closing volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately following the Company’s delivery of notice to Auctus.

•

At its option, the Company can establish a floor price under which Auctus may not sell the shares.  The floor price shall be 75% of the closing VWAP for the 10 days prior to the notice requesting a draw.  Auctus must cease selling any shares purchased in connection with the Drawdown Agreement if the price falls below the established floor price.  The Company, at its discretion, may waive the floor price and allow Auctus to sell its shares below the floor price.

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of February 28, 2011, this would translate into maximum ownership by Auctus of approximately 1,400,000 shares of the Company’s common stock.

The Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 28, 2011, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  The potential vesting terms of the outstanding options range from immediate to two years from the grant date anniversary and the term of the options is five years from the date of grant.

The Company records its stock-based compensation arrangements calculating the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the consolidated statements of operations based on their grant date fair values.  The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

For stock options granted during the years ended February 28, 2011 and 2010, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	Year ended February 28,
	2011	2010
Weighted-average volatility	250%	186%
Expected dividends	None	None
Expected term (in years)	5	5
Weighted-average risk-free interest rate	1.64%	2.30%
Weighted-average fair value of options granted	$1.39	$1.05

The Company recorded stock-based compensation expense of $428,726 and $462,552 for all outstanding options for the years ended February 28, 2011 and 2010, respectively.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic (loss) per common share for both the years ended February 28, 2011 and 2010 by $(0.02). As of February 28, 2011, there remains $388,530 of total unrecognized compensation expense, which is expected to be recognized over future periods through November 30, 2012.

The following table summarizes information about the Company’s stock options as of February 28, 2011 and changes during the year ended February 28, 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding February 28, 2009	4,478,000	$ 2.979	-	-
Granted	630,000	1.972	-	-
Canceled or expired	(1,105,000)	(4.770)	-	-
Outstanding - February 28, 2010	4,003,000	$ 2.326	-	-
Granted	670,000	1.741	-	-
Canceled or expired	(518,000)	(5.289)	-	-
Outstanding - February 28, 2011	4,155,000	$ 1.862	1.56	$ 2,819,750
Exercisable at February 28, 2011	3,672,000	$ 1.875	1.15	$ 2,453,510

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

The following table summarizes information about stock options outstanding as of February 28, 2011:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.72 - $1.75	3,580,000	1.54	$1.73	3,097,000	$1.73
$2.25 - $2.60	350,000	1.51	$2.35	350,000	$2.35
$3.00 - $4.25	225,000	2.20	$3.16	225,000	$3.16
$1.72 - $4.25	4,155,000	1.57	$1.86	3,672,000	$1.88

Note 8. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director and stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the Jeff Mills for the years ended February 28, 2011 and February 28, 2010 totaled $31,800 and $31,800, respectively.

Future minimum lease payments at February 28, 2011 totaled $25,175 for Fiscal Year 2012.

Note 9. Loan from Director/Stockholder

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate was increased to 7.5%.  The outstanding balance of the loan as of February 28, 2011 and 2010, was $137,088 and $137,370, respectively.  For the fiscal years ended February 28, 2011 and 2010, the Company made principal payments of $50,282 and $4,879, respectively, and received additional advances of $50,000 and $39,482, respectively.  Interest expense incurred on this loan for the fiscal years ended February 28, 2011 and 2010 was $9,371 and $9,526, respectively.

Note 10. Income Taxes

At February 28, 2011, the Company had net operating loss carryforwards of approximately $8,210,000. The net operating loss carryforwards are available to offset future taxable income through 2029 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$ 3,036,000	$ 2,721,000
Stock compensation	2,938,000	2,775,000
Total deferred tax assets	5,974,000	5,496,000
Valuation allowance	(5,974,000)	(5,496,000)
Net deferred tax assets	$ -	$ -

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2011 and 2010 is as follows:

	2011	2010
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.0)%	(4.0)%
Non-deductible items	0.6%	1.0%
Stock compensation adjustment	33.9%	34.6%
Change in valuation allowance	3.5%	2.4%

Effective tax rate	0.0%	0.0%

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

At February 28, 2011, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

The Company is subject to U.S. Federal and Minnesota state income tax.  The Company has three open years of tax returns subject to examination. The Company is not currently under Internal Revenue Service ("IRS") or Minnesota tax examinations.

Note 11. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business.  While the outcome of these matters cannot be predicted, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position, or results of operations, or cash flows.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% up to $3,000,000 of the annual net sponsorship revenue in the scheduling and stats areas of its websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimum revenue share of $100,000 per year with the future launch of its beta 3 software.

Note 12. Common Stock Subscriptions Receivable

As of February 28, 2011, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at February 28, 2011 is $147,654. The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

On February 25, 2010, due to the economic downturn and the market value decline of the Company’s stock, which was trading below $2.50 per share, the Company amended the pricing terms of the subscription agreements received by the Company on October 5, 2007.  The amendment changed the following significant terms of the subscription agreement:

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2011 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at February 28, 2011 is $300,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

Summary

As of February 28, 2011, the Company had stock subscription receivables of $1,422,654 and for the twelve months ended February 28, 2011, the Company received stock subscription payments of $771,809 and entered into a new stock subscription for $300,000.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	$ 1,422,654

Summary of outstanding subscriptions:
2005 subscriptions	$ 147,654
2007 subscriptions	975,000
2010 subscriptions	300,000
$ 1,422,654

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the twelve month period ended February 28, 2011, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

Note 13. Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended February 28, 2011 and 2010:

	Years ended
	February 28,
	2011	2010
Basic income (loss) per share calculation:
Net income (loss) to common shareholders	$ (1,264,772)	$ (1,245,049)
Weighted average of common shares outstanding	27,812,364	27,350,072
Basic net income (loss) per share	$ (0.05)	$ (0.05)

Diluted income (loss) per share calculation:
Net income (loss) to common shareholders	$ (1,264,772)	$ (1,245,049)
Weighted average of common shares outstanding	27,812,364	27,350,072
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	27,812,364	27,350,072

Diluted net income (loss) per share	$ (0.05)	$ (0.05)

(1)

At February 28, 2011 and 2010, there were outstanding stock options equivalent to 4,155,000 and 4,003,000 common shares, respectively.  The stock options are anti-dilutive at February 28, 2011 and 2010 and therefore, have been excluded from diluted earnings per share.

(2)

At February 28, 2011 and 2010, there were outstanding warrants equivalent to 341,668 and 223,001 common shares, respectively.   The warrants are anti-dilutive at February 28, 2011 and 2010 and therefore, have been excluded from diluted earnings per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2011 and 2010

Note 14. Supplemental Disclosure of Cash Flow Information

Years ended February 28,
	2011	2010
Non-cash flow information:
Cash paid for interest	$ 9,371	$ 9,526

Non-cash investing and financing activities:
Subscription receivable amendment	$ -	$ 2,275,000
Accounts payable incurred for website development costs	$ 245,878	$ -
Common stock issued with subscription agreement	$ 300,000	$ -

Note 15. Subsequent Events

The Company has collected $115,000 of its 2005 stock subscription receivables during the period from March 1, 2011 to May 4, 2011.

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the SEC.  The effective registration statement allows the Company to sell up to 3,000,000 of its shares to Auctus Private Equity Fund, LLC (“Auctus”) as part of the drawdown equity financing agreement the Company signed with Auctus on December 3, 2010 (Note 6).  As of May 4, 2011, the Company had sold 1,000 shares of common stock for an aggregate purchase price of $2,108 pursuant to the drawdown agreement with Auctus.  The Company issued a drawdown notice to Auctus for $50,000,  but Auctus has refused to honor the balance above $2,108.  The Company considers Auctus to be in breach of the drawdown agreement.