Form 10-Q
period 2011-05-31
DigitalTown, Inc.
filed 2011-07-08
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2011

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

There were 28,696,745 shares of the registrant’s common stock outstanding as of June 30, 2011.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II

Item 1.	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	(Removed and Reserved)	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-15

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	May 31, 2011	February 28, 2011
	(unaudited)	(audited)
Current assets:
Cash	$ 293,264	$ 103,310
Prepaid domain name renewal fees	122,426	37,931
Prepaid expense	29,167	30,425
Total current assets	444,857	171,666
Property and equipment, net	18,057	20,306
Intangible assets, net	1,100,196	1,118,314
Total assets	$ 1,563,110	$ 1,310,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 216,335	$ 286,750
Loan from director/stockholder	137,088	137,088
Accrued payroll	3,155	12,358
Deferred officer compensation	58,942	50,288
Total current liabilities	415,520	486,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 28,363,410 and 28,034,993 shares issued and outstanding at May 31, 2011 and February 28, 2011, respectively	283,629	280,347
Additional paid-in-capital	22,359,268	21,797,023
Subscriptions receivable	(1,369,260)	(1,422,654)
Accumulated deficit	(20,126,047)	(19,830,914)
Total stockholders’ equity	1,147,590	823,802
Total liabilities and stockholders’ equity	$ 1,563,110	$ 1,310,286

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,
	2011	2010
	(unaudited)	(unaudited)
Revenues	$ 5,420	$ 4,070

Cost of revenues	65,891	56,654

Gross profit (loss)	(60,471)	(52,584)

Operating expenses:
Selling, general and administrative expenses	232,041	195,986
Loss from operations	(292,512)	(248,570)
Other income (expense)
Interest expense	(2,628)	(2,248)
Other income	7	7,603
Total other income (expense)	(2,621)	5,355

Net loss before income taxes	(295,133)	(243,215)
Income tax provision	-	-
Net loss	$ (295,133)	$ (243,215)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.01)

Weighted average common shares outstanding – basic and diluted	28,063,518	27,479,723

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (295,133)	$ (243,215)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	2,249	901
Amortization of website development costs	18,308	1,947
Stock-based compensation expense	70,456	32,991
Stock issued for director fees	7,360	4,359
Changes in operating assets and liabilities:
Prepaid domain name renewal fees	(84,495)	(72,671)
Prepaid expense	1,258	-
Accounts payable	(70,415)	4,187
Accrued payroll	(9,203)	1,247
Deferred officer compensation	8,654	6,481
Other liability	-	(15,000)
Net cash used in operating activities	(350,961)	(278,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(20,001)
Purchase of intangible asset-website development	-	(30,300)
Purchases of intangible assets – domain names	(190)	(254)
Net cash used in investing activities	(190)	(50,555)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan – director/stockholder	-	(49,848)
Payments received on stockholder subscription receivables	123,000	358,950
Proceeds from issuance of stock	418,105	10,000
Net cash provided by financing activities	541,105	319,102

Net change in cash and cash equivalents	189,954	(10,226)
Cash and cash equivalents, beginning of period	103,310	34,178
Cash and cash equivalents, end of period	$ 293,264	$ 23,952

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10K for the year ended February 28, 2011.

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At May 31, 2011, the Company had an accumulated deficit of $20,126,047.  Subsequent to May 31, 2011, the Company has received cash proceeds of $749,612 from issuance of common stock and collections on existing stock subscription receivables.  The Company anticipates that existing cash, proceeds from issuance of common stock received to date, expected future proceeds from its stock subscription receivables and expected sales of its common stock should be sufficient to meet its working capital and capital expenditures needs through at least May 31, 2012.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-40) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.

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

Income Taxes

Deferred tax assets (net of any valuation allowance) and liabilities resulting from temporary differences, net operating loss carry-forwards and tax credit carry-forwards are recorded using an asset-and-liability method.  Deferred taxes relating to temporary differences and loss carry-forwards are measured using the tax rate expected to be in effect when they are reversed or are realized.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be ultimately realized.  The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related future benefits.

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2010 and February 28, 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the three months ended May 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 3. Intangible Assets

Intangible assets, net are as follows:

	May 31,	February 28, 2011
	2011
Domain names	$ 831,857	$ 831,667
Website development costs	321,457	321,457
Less accumulated amortization	(53,118)	(34,810)
	$ 1,100,196	$ 1,118,314

During the three months ended May 31, 2011, the Company capitalized $190 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the three months ended May 31, 2011, the Company incurred $127,023 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $42,528, on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the three months ended May 31, 2011. At May 31, 2011, the Company had $122,426 of prepaid domain name renewal fees which will be amortized over future periods.

During the three months ended May 31, 2011, the Company did not capitalized any additional website development costs and had a total recorded cost of $321,457 at May 31, 2011.  The Company has determined that $219,705 of the website development costs capitalized at May 31, 2011 pertain to components of the Company’s website development that is ready for its intended use and has an estimated useful life of three years.  During the three months ended May 31, 2011, the Company recorded $18,308 to cost of revenues for amortization expense pertaining to these website components.

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  During the three months ended May 31, 2011, the Company recorded $8,654 of additional deferred officer compensation and $58,942 is still owed as of May 31, 2011.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 5. Stockholders Equity

Stock Transactions

On May 16, 2011, the Company issued 3,680 restricted common shares at $2.00 per share, valued at $7,360, to five directors of the Company for payment of director fees.

On April 27, 2011, the Company issued 1,000 free trading common shares at $2.11 per share, valued at $2,108, to Auctus Private Equity Fund, LLC as part of the Company’s drawdown agreement.

During the quarter ended May 31, 2011, the Company entered into stock purchase agreements and issued 323,737 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $415,997.  The remaining balance due of $69,606 was received in June 2011 (Note 9)

Stock Warrants

As of May 31, 2011, the Company has a total of 477,071 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of May 31, 2011 is 1.73 years.

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

The drawdown agreement was entered into with Auctus Private Equity Fund, LLC (“Auctus”).  In connection with the drawdown agreement, in April 2011, the Company registered 3,000,000 shares of common stock with the SEC under the Securities Act of 1933 and at its discretion, has the right to sell up to the registered shares of common stock to Auctus over a thirty six month period for maximum aggregated consideration of up to $10,000,000, subject to the following terms and conditions.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of May 31, 2011, this would translate into maximum ownership by Auctus of approximately 1,415,000 shares of the Company’s common stock.

In April 2011, the Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 on April 27, 2011 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2011, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options are five years from the date of grant.

The Company’s consolidated financial statements as of and for the three months ended May 31, 2011 and 2010, reflect the impact of their stock-based compensation.  For the three months ended May 31, 2011, the Company granted no stock options. Total stock compensation expense for all option grants was $70,456 and $32,991 for the three months ended May 31, 2011 and 2010, respectively.  This expense is included in selling, general and administrative expense. As of May 31, 2011, there was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three months ended May 31, 2011 and 2010 basic (loss) per common share by $(0.003) and $(0.001), respectively. There remains $243,480 of total unrecognized compensation expense, which is expected to be recognized over future periods through November 30, 2012.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2011	4,155,000	$ 1.862	-	-
Granted	-	-	-	-
Canceled or expired	(60,000)	(1.750)	-	-
Exercised	-	-	-	-
Outstanding – May 31, 2011	4,095,000	$ 1.864	1.26	776,250
Exercisable at May 31, 2011	3,662,000	$ 1.875	0.89	685,660

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended May 31, 2011 and 2010 totaled $7,950 each period.

Minimum lease payments at May 31, 2011 are as follows:

FY 2012-remainder	$ 17,225

Loan from Director/Stockholder

As of May 31, 2011, the Company had an outstanding working capital loan of $137,088 from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 7.0%.  The Company made no principal payments and received no additional draws during the three months ended May 31, 2011.  Interest expense incurred on this loan for the three months ended May 31, 2011 and 2010 was $2,628 and $2,248, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% up to $3,000,000 of the annual net sponsorship revenue in the scheduling and stats areas of its websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.

Note 9. Common Stock Subscriptions Receivable

As of May 31, 2011, the Company has the following related party stock subscription agreements outstanding of which the majority is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at May 31, 2011 is $24,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

2007 Agreements

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000).  Significant terms of the original subscription agreement are as follows:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2011 is $975,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2011 is $300,000.

Summary

For the three months ended May 31, 2011, the Company received stock subscription payments of $123,000 and as of May 31, 2011, the Company had related party stock subscription receivables aggregating $1,299,654 for the 2005, 2007, and 2010 agreements.  In addition, as of May 31, 2011, the Company has $69,606 of stock subscription receivable related to the May 2011 stock purchase agreements (Note 5).

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
New stock subscriptions (Note 5)	69,606
Receivable balance at May 31, 2011	$ 1,369,260

Summary of outstanding subscriptions:
2005 subscriptions	$ 24,654
2007 subscriptions	975,000
2010 subscriptions	300,000
2011 subscriptions	69,606
$ 1,369,260

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the three month period ended May 31, 2011, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended May 31, 2011 and 2010:

	Three months ended
	May 31,
	2011	2010
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (295,133)	$ (243,215)
Weighted average of common shares outstanding	28,063,518	27,479,723
Basic net earnings (loss) per share	$ (0.01)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) to common shareholders	$ (295,133)	$ (243,215)
Weighted average of common shares outstanding	28,063,518	27,479,723
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	28,063,518	27,479,723

Diluted net income (loss) per share	$ (0.01)	$ (0.01)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

(1)

At May 31, 2011 and 2010, there were outstanding stock options equivalent of 4,095,000 and 3,853,000 common shares, respectively.  The stock options are anti-dilutive at May 31, 2011 and 2010 and therefore have been excluded from diluted earnings per share.

(2)

At May 31, 2011 and 2010, there were outstanding warrants equivalent to 477,071 and 229,668 common shares, respectively.   The warrants are anti-dilutive at May 31, 2011 and 2010 and therefore have been excluded from diluted earnings per share.

Note 11. Supplemental Disclosure of Cash Flow Information

	Three months ended
	May 31,
	2011	2010
Non-cash flow information:
Cash paid for interest	$ 2,628	$ 2,248

Non-cash investing and financing activities:
Common stock issued with stock purchase agreement	$ 69,606	$ -

Note 12. Subsequent Events

The Company has collected $69,606 of its stock subscription receivables pertaining to May 31, 2011 stock purchase agreements during the period from June 1, 2011 to July 8, 2011.

The Company entered into stock purchase agreements and issued 453,337 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $680,006 during the period from June 1, 2011 to July 8, 2011.

In June 2011, the Company repaid $100,000 of the loan from director/stockholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2011, and its results of operations for the three months ended May 31, 2011 and 2010, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2011, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% up to $3,000,000 of the annual net sponsorship revenue in the scheduling and stats areas of its websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2011 and 2010

During the three months ended May 31, 2011, the Company recorded revenue of $5,420 and cost of revenue of $65,891 for a negative gross profit of $(60,471) compared to revenue of $4,070 and cost of revenue of $56,654 for a negative gross profit of $(52,584) for the same period in 2010.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $42,528 for 2011 compared to $52,706 for 2010, server/bandwidth expense of $5,054 for 2011 and $2,001 for 2010 and amortization of website development fees were $18,308 for 2011 and $1,947 for 2010.

Selling, general and administrative expenses for the most current three months increased by $36,055 to $232,041 compared to a year ago due mainly to a non-cash increase in stock compensation expense of $37,465 for the most current three months.  Stock compensation expense was $70,456 for the three months ended May 31, 2011 compared to $32,991 for the three months ended May 31, 2010.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $161,585 for the three months ended May 31, 2011, compared to $162,995 for the three months ended May 31, 2010.  The Company’s overall net loss for the current three months increased by $51,918 to $295,133.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2011

The Company’s cash position at May 31, 2011, was $293,264, an increase of $189,954 from $103,310 at February 28, 2011.  During the three months ended May 31, 2011, net cash used in operating activities was $350,961 compared to cash used of $278,773 for the comparable period.

Net cash used in investing activities for the three months ended May 31, 2011 was $190 which was used for the purchase of additional domain names as compared to net cash used of $50,555, of which $20,001 was used for the purchase of property and equipment, $30,300 was used for website development costs and $254 for the purchase of additional domain names for the comparable period.

Net cash provided by financing activities for the three months ended May 31, 2011 was $541,105 which consisted of payments received on stockholder subscription receivables of $123,000 and proceeds from the issuance of common stock of $418,105. For the comparable period ended May 31, 2010, the Company received net cash provided by financing activities of $319,102 which consisted of payments received on stockholder subscription receivables of $358,950, proceeds from the issuance of common stock of $10,000 less principal payments on loan from director/stockholder of $49,848.

Monthly cash operating expenses for the three months ended May 31, 2011, were approximately $100,000 per month, which included payment of $127,023 of the projected yearly cost of $174,000 for annual domain name renewals.  Based on current projections, the Company’s monthly cash operating expenses going forward for the remainder of the fiscal year should be approximately $100,000 per month, which includes the remaining yearly cost of the renewal of the existing domain names totaling $46,733.   In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the nine months ending February 28, 2012 include $180,878 for website development services. A promissory note with Jeff Mills, a director and stockholder of the Company, has a balance due of $137,088 at May 31, 2011, and is payable upon demand.  The Company intends to pay the balance of the note prior to February 28, 2012.  The Company paid $100,000 of this promissory note in June 2011.  From June 1, 2011 to July 8, 2011, the Company has received cash proceeds of $749,612 from issuance of common stock and existing stock subscription receivables and expects to continue to collect on its remaining stock subscription receivables to fund its operations.

As of May 31, 2011, the Company has the following stock subscription agreements outstanding of which the majority is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at May 31, 2011 is $24,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

2.

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

D.

Purchaser shall first be entitled to an amount equal to 200% of the face amount of each share.

E.

After the purchaser receives the amount in A above, the Company shall be entitled to 50% of any additional net sales proceeds of the stock.  Net sales proceeds shall mean the gross proceeds received from the sale of the stock, less reasonable brokerage commissions.

F.

Final adjusted net sales proceeds will be wired to the Company within 7 days from the final settlement of the sale of stock sold.

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2011 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2011 is $300,000.

Summary

For the three months ended May 31, 2011, the Company received stock subscription payments of $123,000 and as of May 31, 2011, the Company had related party stock subscription receivables aggregating $1,299,654 for the 2005, 2007, and 2010 agreements.  In addition, as of May 31, 2011, the Company has $69,606 of stock subscription receivable related to the May 2011 stock purchase agreements (Note 5).

The following table summarizes the stock subscription receivable, by quarter, at May 31, 2011:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements		Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2010	1,894,463					-
May 31, 2010	1,535,513	358,950
August 31, 2010	1,763,013	72,500	$ 300,000	(1)
November 30, 2010	1,680,388	82,625
February 28, 2011	1,422,654	257,734
May 31, 2011	1,369,260	123,000	$ 69,606	(2)

(1)

New subscription agreement received on June 22, 2010.

(2)

New subscription agreements received in May 2011.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the three month period ended May 31, 2011, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and proceeds from the sale of our common stock should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect in the future our stock subscription receivables or obtain capital from new issuances of common stock, as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC 350-40) guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the Company’s resulting websites are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-40) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.

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

Recently issued accounting pronouncements:

There were no new accounting standards issued or effective during the three months ended May 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements. DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk for the effect of interest rate changes.  Information relating to quantitative and qualitative disclosure about market risk is set forth below and in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.  As of May 31, 2011, the Company did not have any off-balance sheet investments or hedging investments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2011, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2011, that material weaknesses continue to exist in our internal control over financial reporting as of May 31, 2011, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of May 31, 2011, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended May 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2011.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2011, the Company issued 3,680 restricted common shares at $2.00 per share, valued at $7,360, to five directors of the Company for payment of director fees.

During the quarter ended May 31, 2011, the Company entered into stock purchase agreements and issued 323,737 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $415,997.  The remaining balance due of $69,606 was received in June 2011. These shares are unregistered with no underwriter used for the sale of the common stock.  The shares of stock were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2011, has previously been reported.

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

Dated: July 8, 2011

/s/ Richard A. Pomije

Richard A. Pomije, CEO

/s/ Paul R. Gramstad

Paul R. Gramstad, CFO