Form 10-Q
period 2011-08-31
DigitalTown, Inc.
filed 2011-10-13
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        [ X ]  Yes  [   ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      [  ]  Yes  [X]  No

There were 29,013,833 shares of the registrant’s common stock outstanding as of September 30, 2011.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

PART II

Item 1.	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-16

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2011	February 28, 2011
	(unaudited)	(audited)
Current assets:
Cash	$ 817,289	$ 103,310
Prepaid domain name renewal fees	83,025	37,931
Prepaid expense	12,917	30,425
Total current assets	913,231	171,666
Property and equipment, net	26,669	20,306
Intangible assets, net	1,111,911	1,118,314
Total assets	$ 2,051,811	$ 1,310,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 110,790	$ 286,750
Loan from director/stockholder	37,088	137,088
Accrued payroll	3,453	12,358
Deferred officer compensation	-	50,288
Total current liabilities	151,331	486,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 28,997,165 and 28,034,993 shares issued and outstanding at August 31, 2011 and February 28, 2011, respectively	289,967	280,347
Additional paid-in-capital	23,383,549	21,797,023
Subscriptions receivable	(1,299,654)	(1,422,654)
Accumulated deficit	(20,473,382)	(19,830,914)
Total stockholders’ equity	1,900,480	823,802
Total liabilities and stockholders’ equity	$ 2,051,811	$ 1,310,286

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 5,105	$ 5,077	$ 10,525	$ 9,147

Cost of revenues	64,619	51,843	130,510	108,497

Gross profit (loss)	(59,514)	(46,766)	(119,985)	(99,350)

Operating expenses:
Selling, general and administrative expenses	286,890	227,318	518,931	423,304
Loss from operations	(346,404)	(274,084)	(638,916)	(522,654)
Other income (expense):
Interest expense	(1,000)	(1,544)	(3,628)	(3,792)
Other income	69	2,303	76	9,906
Total other income (expense)	(931)	759	(3,552)	6,114

(Net loss before income taxes	(347,335)	(273,325)	(642,468)	(516,540)
IIncome tax provision	-	-	-	-
eNet loss	$ (347,335)	$ (273,325)	$ (642,468)	$ (516,540)

Loss per common share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted average common shares outstanding – basic and diluted	28,820,142	27,810,431	28,441,830	27,645,077

 The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (642,468)	$ (516,540)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	4,856	2,926
Amortization of website development costs	36,617	3,893
Stock-based compensation expense	148,566	126,040
Stock issued for director fees	14,860	13,859
Stock issued for deferred officer compensation	-	28,204
Changes in operating assets and liabilities:
Prepaid domain name renewal fees	(45,094)	(29,997)
Prepaid expense	17,508	-
Accounts payable	(205,960)	90,965
Accrued payroll	(8,905)	(1,232)
Deferred officer compensation	(50,288)	3,565
Other liability	-	(15,000)
Net cash used in operating activities	(730,308)	(293,317)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,219)	(20,001)
Purchase of intangible asset-website development	-	(95,787)
Purchases of intangible assets – domain names	(214)	(5,784)
Net cash used in investing activities	(11,433)	(121,572)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan – director/stockholder	(100,000)	(51,066)
Payments received on stockholder subscription receivables	123,000	431,450
Proceeds from issuance of stock	1,432,720	10,000
Net cash provided by financing activities	1,455,720	390,384

Net change in cash and cash equivalents	713,979	(24,505)
Cash and cash equivalents, beginning of period	103,310	34,178
Cash and cash equivalents, end of period	$ 817,289	$ 9,673

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At August 31, 2011, the Company had an accumulated deficit of $20,473,382.  Subsequent to August 31, 2011, the Company has received cash proceeds of $25,002 from issuance of common stock.  The Company anticipates that existing cash, proceeds from issuance of common stock received to date, expected future proceeds from its stock subscriptions receivable and expected sales of its common stock should be sufficient to meet its working capital and capital expenditures needs through at least August 31, 2012.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2011 and February 28, 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the six months ended August 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 3. Intangible Assets

Intangible assets, net are as follows:

	August 31, 2011	February 28, 2011
Domain names	$ 831,881	$ 831,667
Website development costs	351,457	321,457
Less accumulated amortization	(71,427)	(34,810)
	$ 1,111,911	$ 1,118,314

During the six months ended August 31, 2011, the Company capitalized $214 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the six months ended August 31, 2011, the Company incurred $130,782 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $43,160 and $85,688, respectively, on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the three and six months ended August 31, 2011. At August 31, 2011, the Company had $83,025 of prepaid domain name renewal fees which will be amortized over future periods.

During the six months ended August 31, 2011, the Company capitalized $30,000 of website development costs and had a total recorded cost of $351,457 at August 31, 2011.  The Company has determined that $219,705 of the website development costs capitalized at August 31, 2011 pertain to components of the Company’s website development that is ready for its intended use and has an estimated useful life of three years.  During the three and six months ended August 31, 2011, the Company recorded $18,308 and $36,617, respectively, to cost of revenues for amortization expense pertaining to these website components.

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  During the six months ended August 31, 2011, the Company recorded $8,654 of additional deferred officer compensation and made a payment of $58,942 to Mr. Pomije.  The balance at August 31, 2011 was $ 0.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 5. Stockholders’ Equity

Stock Transactions

On August 15, 2011, the Company issued 3,750 restricted common shares at $2.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.

During the quarter ended August 31, 2011, the Company entered into stock purchase agreements and issued 630,005 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $945,009.

On May 16, 2011, the Company issued 3,680 restricted common shares at $2.00 per share, valued at $7,360, to five directors of the Company for payment of director fees.

On April 27, 2011, the Company issued 1,000 free trading common shares at $2.11 per share, valued at $2,108, to Auctus Private Equity Fund, LLC in connection with a drawdown equity financing agreement.

During the quarter ended May 31, 2011, the Company entered into stock purchase agreements and issued 323,737 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $415,997.  The remaining balance due of $69,606 was received in June 2011, for a total of $485,603.

Stock Warrants

As of August 31, 2011, the Company has a total of 1,099,076 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of August 31, 2011 is 1.69 years.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of August 31, 2011, this would translate into maximum ownership by Auctus of approximately 1,447,000 shares of the Company’s common stock.

In April 2011, the Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 on April 27, 2011 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2011, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options are five years from the date of grant.

The Company’s consolidated financial statements as of and for the six months ended August 31, 2011 and 2010, reflect the impact of their stock-based compensation.  For the three months ended August 31, 2011, the Company granted no stock options. Total stock compensation expense for all option grants was $78,110 and $93,049 for the three months ended August 31, 2011 and 2010, respectively.  For the six months ended August 31, 2011 and 2010, the Company has recorded $148,566 and $126,040 in stock compensation expense, respectively. This expense is included in selling, general and administrative expense. As of August 31, 2011, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

compensation expense impacted the three and six months ended August 31, 2011 basic (loss) per common share by $(0.003) and $(0.005), respectively. There remains $165,370 of total unrecognized compensation expense, which is expected to be recognized over future periods through November 30, 2012.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2011	4,155,000	$ 1.862	-	-
Granted	-	-	-	-
Canceled or expired	(60,000)	(1.750)	-	-
Exercised	-	-	-	-
Outstanding – August 31, 2011	4,095,000	$ 1.861	1.01	-
Exercisable at August 31, 2011	3,728,500	$ 1.873	0.71	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  The Company’s lease payments made to the director for the three months ended August 31, 2011 and 2010 totaled $7,950 each period.  For the six months ended August 31, 2011 and 2010, the Company recorded $15,900 in lease payments to the director for each period.

Minimum lease payments at August 31, 2011 are as follows:

FY 2012-remainder	$ 9,275

Loan from Director/Stockholder

As of August 31, 2011, the Company had an outstanding working capital loan of $37,088 from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 7.0%.  The Company made a principal payment of $100,000 and received no additional draws during the six months ended August 31, 2011.  Interest expense incurred on this loan for the three and six months ended August 31, 2011 and 2010 was $1,000 and $3,628 and $1,544 and $3,792, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of August 31, 2011, and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% up to $3,000,000 of the annual net sponsorship revenue in the scheduling and stats areas of its websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of August 31, 2011, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC to complete the design and development of the Company’s sales center application.  The Company has committed to $66,000 for the development and support of this software application through May 2012.

Note 9. Common Stock Subscriptions Receivable

As of August 31, 2011, the Company has the following related party stock subscription agreements outstanding all of which is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at August 31, 2011 is $24,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2011 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2011 is $300,000.

Summary

For the six months ended August 31, 2011, the Company received stock subscription payments of $123,000 and as of August 31, 2011, the Company had related party stock subscriptions receivable aggregating $1,299,654 for the 2005, 2007, and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at August 31, 2011	$ 1,299,654

Summary of outstanding subscriptions:
2005 subscriptions	$ 24,654
2007 subscriptions	975,000
2010 subscriptions	300,000
$ 1,299,654

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the six month period ended August 31, 2011, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2011 and 2010:

	Three months ended
	August 31,
	2011	2010
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (347,335)	$ (273,325)
Weighted average of common shares outstanding	28,820,142	27,810,431
Basic net loss per share	$ (0.01)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (347,335)	$ (273,325)
Weighted average of common shares outstanding	28,820,142	27,810,431
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	28,820,142	27,810,431

Diluted net loss per share	$ (0.01)	$ (0.01)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

	Six months ended
	August 31,
	2011	2010
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (642,468)	$ (516,540)
Weighted average of common shares outstanding	28,441,830	27,645,077
Basic net loss per share	$ (0.02)	$ (0.02)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (642,468)	$ (516,540)
Weighted average of common shares outstanding	28,441,830	27,645,077
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	28,441,830	27,645,077

Diluted net loss per share	$ (0.02)	$ (0.02)

(1)

At August 31, 2011 and 2010, there were outstanding stock options equivalent of 4,095,000 and 4,053,000 common shares, respectively.  The stock options are anti-dilutive at August 31, 2011 and 2010 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2011 and 2010, there were outstanding warrants equivalent to 1,099,076 and 229,668 common shares, respectively.   The warrants are anti-dilutive at August 31, 2011 and 2010 and therefore have been excluded from diluted earnings (loss) per share.

Note 11. Supplemental Disclosure of Cash Flow Information

	Six months ended
	August 31,
	2011	2010
Non-cash flow information:
Cash paid for interest	$ 3,628	$ 3,792
Intangible assets – website development costs in accounts payable	$ 30,000	$ -

Note 12. Subsequent Events

The Company entered into stock purchase agreements and issued 16,668 units (each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $25,002 during the period from September 1, 2011 to October 13, 2010.

In September 2011, the Company repaid $37,088 of the loan from director/stockholder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2011, and its results of operations for the six months ended August 31, 2011 and 2010, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2011

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2011, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown continues to develop its nationwide network of local on-line communities built around their domain names and the schools and communities they represent.  In August 2011, the Company entered into an agreement, with a consulting firm, to complete the design and development of their Sales Center Application.  Once the Sales Center Application is complete, the Company will have the capability to begin telemarketing advertising space to local businesses on specific websites that match the demographics of the local businesses’ customers.  The target date for completion of the Sales Center Application is November 2011.

The sites continue to feature 2011 and 2010 schedules, scores and Active Power Rankings for high school football.  The sites also feature 2010/2011 basketball and 2011 lacrosse schedules, scores and Active Power Rankings and will continue in the winter and spring to feature 2011/2012 basketball and 2012 lacrosse schedules, scores and Active Power Rankings.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% up to $3,000,000 of the annual net sponsorship revenue in the scheduling and stats areas of its websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of August 31, 2011, the Company has not launched its beta 3 software or generated any net sponsorship revenue.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2011 and 2010

During the three months ended August 31, 2011, the Company recorded revenue of $5,105 and cost of revenue of $64,619 for a negative gross profit of $(59,514) compared to revenue of $5,077 and cost of revenue of $51,843 for a negative gross profit of $(46,766) for the same period in 2010.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $43,160 for 2011 compared to $47,896 for 2010, server/bandwidth expense of $3,151 for 2011 and $2,001 for 2010 and amortization of website development fees were $18,308 for 2011 and $1,946 for 2010.

Selling, general and administrative expenses for the most current three months increased by $59,572 to $286,890 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $78,110 for the three months ended August 31, 2011 compared to $93,049 for the three months ended August 31, 2010, a decrease of $14,939 when comparing the two periods.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $208,780 for the three months ended August 31, 2011 compared to $134,269 for the three months ended August 31, 2010.  The increase of $74,511 was primarily due to a $62,185 increase in professional fees, primarily relating to the payment of $40,000 to the NIAAA for expenses related to the strategic partnership and expensing a $15,000 retainer paid to an investment banker in February 2010, a $5,352 increase in payroll expense and an increase of $3,171 in travel and entertainment expense.  The Company’s overall net loss for the current three months increased by $74,010 to $347,335.

SIX MONTHS ENDED AUGUST 31, 2011 and 2010

During the six months ended August 31, 2011, the Company recorded revenue of $10,525 and cost of revenue of $130,510 for a negative gross profit of $(119,985) compared to revenue of $9,147 and cost of revenue of $108,497 for a negative gross profit of $(99,350) for the same period in 2010.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $85,688 for 2011 compared to $100,602 for 2010, server/bandwidth expense of $8,205 for 2011 and $4,002 for 2010 and amortization of website development fees were $36,617 for 2011 and $3,893 for 2010.

Selling, general and administrative expenses for the most current six months increased by $95,627 to $518,931 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses was $148,566 for the six months ended August 31, 2011 compared to $126,040 for the six months ended August 31, 2010, an increase of $22,526 when comparing the two periods.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $370,365 for the six months ended August 31, 2011, compared to $297,264 for the six months ended August 31, 2010.  The increase of $73,101 was primarily due to a $69,014 increase in professional fees relating to the payment of $40,000 to the NIAAA for expenses related to the strategic partnership and expensing a $15,000 retainer paid to an investment banker in February 2010,  The Company’s overall net loss for the current six months increased by $125,928 to $642,468 from the same period one-year ago.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2011

The Company’s cash position at August 31, 2011, was $817,289, an increase of $713,979 from $103,310 at February 28, 2011.  During the six months ended August 31, 2011, net cash used in operating activities was $730,308.  When comparing the six months ended August 31, 2011 and 2010, the increase in cash used in operating activities of $436,991 for the six months ended August 31, 2011 is due primarily from cash being expended to decrease accounts payable and deferred officers compensation by $296,925 and $53,853, respectively, and expend an additional $15,097 in domain renewal fees.

Net cash used in investing activities for the six months ended August 31, 2011 was $11,433 of which $11,219 was used for the purchase of property and equipment and $214 for the purchase of additional domain names as compared to net cash used of $121,572, of which $95,787 was used for website development costs, $20,001 for the purchase of property and equipment and $5,784 for the purchase of additional domain names for the comparable 2010 period.

Net cash provided by financing activities for the six months ended August 31, 2011 was $1,455,720 which consisted of proceeds from issuance of stock of $1,432,720 and payments received on stockholder subscription receivables of $123,000 less a $100,000 payment made on the loan from director/stockholder. For the comparable period ended August 31, 2010, the Company received net cash provided by financing activities of $390,384 which consisted of payments received on stockholder subscription receivables of $431,450 and proceeds from the issuance of common stock of $10,000 less principal payments made on the loan from director/stockholder of $51,066.

Monthly cash operating expenses for the six months ended August 31, 2011, were approximately $122,000 per month, which included payments of $130,782 of the projected yearly cost of $174,000 for annual domain name renewals.  Based on current projections, the Company’s monthly cash operating expenses going forward for the remainder of the fiscal year should be approximately $107,000 per month, which includes the remaining projected cost of the renewal of the existing domain names totaling approximately $43,000.   In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the six months ending February 28, 2012 include $126,475 for website development services. Further, the Company in September 2011, paid the outstanding balance of a promissory note with Jeff Mills, a director and stockholder of the Company, in the amount of $37,088.  From September 1, 2011 to October 13, 2011 the Company has received cash proceeds of $25,002 from issuance of common stock.  The Company anticipates that its existing cash reserves plus proceeds from the collection of its remaining stock subscriptions receivable or sale of additional shares of common stock will fund its operations.

As of August 31, 2011, the Company has the following stock subscription agreements outstanding of all of which is due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at August 31, 2011 is $24,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2011 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2011 is $300,000.

Summary

For the six months ended August 31, 2011, the Company received stock subscription payments of $123,000 and as of August 31, 2011, the Company had related party stock subscriptions receivable aggregating $1,299,654 for the 2005, 2007, and 2010 agreements.

The following table summarizes the stock subscription receivable, by quarter, at August 31, 2011:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements		Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2010	1,894,463					-
May 31, 2010	1,535,513	358,950
August 31, 2010	1,763,013	72,500	$ 300,000	(1)
November 30, 2010	1,680,388	82,625
February 28, 2011	1,422,654	257,734
May 31, 2011	1,369,260	123,000
August 31, 2011	1,299,654	-

(1)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the six month period ended August 31, 2011, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and proceeds from the sale of our common stock should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect in the future our stock subscriptions receivable or obtain capital from new issuances of common stock, as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Recently issued accounting pronouncements:

There were no new accounting standards issued or effective during the three months ended August 31, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements.  DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of August 31, 2011, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2011, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2011, that material weaknesses continue to exist in our internal control over financial reporting as of August 31, 2011, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of August 31, 2011, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended August 31, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2011, the Company issued 3,750 restricted common shares at $2.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.

During the quarter ended August 31, 2011, the Company entered into stock purchase agreements and issued 630,005 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $945,009.  These shares are unregistered with no underwriter used for the sale of the common stock.  The shares of stock were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2011, has previously been reported.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)	Included
32	Certifications under Section 1350	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

 *Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: October 13, 2011

/s/ Richard A. Pomije

Richard A. Pomije, CEO

/s/ Paul R. Gramstad

Paul R. Gramstad, CFO