Form 10-Q
period 2011-11-30
DigitalTown, Inc.
filed 2012-01-17
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

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

There were 29,021,333 shares of the registrant’s common stock outstanding as of January 12, 2012.

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

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-16

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2011	February 28, 2011
	(unaudited)	(audited)
Current assets:
Cash	$ 508,005	$ 103,310
Accounts receivable	5,000	-
Prepaid domain name renewal fees	85,125	37,931
Prepaid expense	15,987	30,425
Total current assets	614,117	171,666
Property and equipment, net	26,662	20,306
Intangible assets, net	1,095,944	1,118,314
Total assets	$ 1,736,723	$ 1,310,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 10,214	$ 286,750
Loan from director/stockholder	-	137,088
Accrued payroll	10,425	12,358
Deferred revenue	5,000	-
Deferred officer compensation	-	50,288
Total current liabilities	25,639	486,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 29,021,333 and 28,034,993 shares issued and outstanding at November 30, 2011 and February 28, 2011, respectively	290,209	280,347
Additional paid-in-capital	26,480,850	21,797,023
Subscriptions receivable	(1,299,654)	(1,422,654)
Accumulated deficit	(23,760,321)	(19,830,914)
Total stockholders’ equity	1,711,084	823,802
Total liabilities and stockholders’ equity	$ 1,736,723	$ 1,310,286

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 7,153	$ 2,917	$ 17,678	$ 12,064

Cost of revenues	72,846	55,061	203,356	163,558

Gross profit (loss)	(65,693)	(52,144)	(185,678)	(151,494)

Operating expenses:
Selling, general and administrative expenses	3,221,452	161,121	3,740,383	584,425
Loss from operations	(3,287,145)	(213,265)	(3,926,061)	(735,919)

Other income (expense)

Interest expense	(3)	(2,034)	(3,631)	(5,826)
Other income	209	-	285	9,906
Total other income (expense)	206	(2,034)	(3,346)	4,080

(Net loss before income taxes	(3,286,939)	(215,299)	(3,929,407)	(731,839)

IIncome tax provision	-	-	-	-
eNet loss	$ (3,286,939)	$ (215,299)	$ (3,929,407)	$ (731,839)

Loss per common share – basic and diluted	$ (0.11)	$ (0.01)	$ (0.14)	$ (0.03)

Weighted average common shares outstanding – basic and diluted	29,011,928	27,920,788	28,630,481	27,740,300

 The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,929,407)	$ (731,839)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	7,540	4,885
Amortization of website development costs	54,926	11,293
Stock-based compensation expense	3,213,607	151,269
Stock issued for director fees	22,360	21,360
Stock issued for deferred officer compensation	-	28,204
Changes in operating assets and liabilities:
Account receivable	(5,000)	-
Prepaid domain name renewal fees	(47,194)	(21,613)
Prepaid expense	14,438	(18,309)
Accounts payable	(276,536)	(25,116)
Accrued payroll	(1,933)	5,301
Deferred officer compensation	(50,288)	33,565
Other liability	-	(15,000)
Deferred revenue	5,000	-
Net cash used in operating activities	(992,487)	(556,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13,896)	(20,001)
Purchase of intangible asset-website development	(30,000)	(12,115)
Purchases of intangible assets – domain names	(2,556)	(18,247)
Net cash used in investing activities	(46,452)	(50,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	-	50,000
Payments on loan – director/stockholder	(137,088)	(51,257)
Payments received on stockholder subscription receivables	123,000	514,075
Proceeds from issuance of stock	1,457,722	105,000
Net cash provided by financing activities	1,443,634	617,818

Net change in cash and cash equivalents	404,695	11,455
Cash and cash equivalents, beginning of period	103,310	34,178
Cash and cash equivalents, end of period	$ 508,005	$ 45,633

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At November 30, 2011, the Company had an accumulated deficit of $23,760,321.  The Company anticipates that existing cash, expected future proceeds from its stock subscriptions receivable, expected sales of its common stock and revenue from display advertising sales should be sufficient to meet its working capital and capital expenditures needs through at least November 30, 2012.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable arose from the sale of graphic advertisings.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of November 30, 2011.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and has been earned.  Revenue is generated from commissions earned from commerce-based transactions generated from our websites and display of graphical advertisements (“display advertising”).

Deferred Revenue

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition from customers for which services have not be delivered.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2011 and February 28, 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Issued Accounting Pronouncements

There were no new accounting standards issued or effective during the nine months ended November 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

Note 3. Intangible Assets

Intangible assets, net are as follows:

	November 30, 2011	February 28, 2011
Domain names	$ 834,223	$ 831,667
Website development costs	351,457	321,457
Less accumulated amortization	(89,736)	(34,810)
	$ 1,095,944	$ 1,118,314

During the nine months ended November 30, 2011, the Company capitalized $2,556 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the nine months ended November 30, 2011, the Company incurred $178,399 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $45,517 and $131,205, respectively, on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the three and nine months ended November 30, 2011. At November 30, 2011, the Company had $85,125 of prepaid domain name renewal fees which will be amortized over future periods.

During the nine months ended November 30, 2011, the Company capitalized $30,000 of website development costs and had a total recorded cost of $351,457 at November 30, 2011.  The Company has determined that $219,705 of the website development costs capitalized at November 30, 2011 pertain to components of the Company’s website development that is ready for its intended use and has an estimated useful life of three years.  During the three and nine months ended November 30, 2011, the Company recorded $18,309 and $54,926, respectively, to cost of revenues for amortization expense pertaining to these website components.

Note 4. Deferred Officer Compensation

Richard Pomije, the CEO and Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  During the nine months ended November 30, 2011, the Company recorded $8,654 of additional deferred officer compensation and made a payment of $58,942 to Mr. Pomije.  The balance at November 30, 2011 was $0.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Stockholders’ Equity

Stock Transactions

On November 15, 2011, the Company issued 7,500 restricted common shares at $1.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.

During the quarter ended November 30, 2011, the Company entered into stock purchase agreements and issued 16,668 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $25,002.

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

Stock Warrants

As of November 30, 2011, the Company has a total of 1,089,077 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of November 30, 2011 is 1.48 years.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of November 30, 2011, this would translate into maximum ownership by Auctus of approximately 1,448,000 shares of the Company’s common stock.

In April 2011, the Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 on April 27, 2011 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2011, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to two years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

For the three months ended November 30, 2011, the Company granted stock options to an officer/director, two directors and a consultant allowing for the purchase of up to an aggregate of 3,275,000 shares of common stock, with a weighted-average-grant-date fair value of $1.00 per share. Total stock compensation expense for all option grants was $3,065,042 and $25,229 for the three months ended November 30, 2011 and 2010, respectively.  For the nine months ended November 30, 2011 and 2010, the Company has recorded $3,213,607

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and $151,269 in stock compensation expense, respectively. This expense is included in selling, general and administrative expense. As of November 30, 2011, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the three and nine months ended November 30, 2011 basic (loss) per common share by $(0.11) for each period. There remains $373,356 of total unrecognized compensation expense, which is expected to be recognized over future periods through September 30, 2013.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2011	4,155,000	$ 1.862	-	-
Granted	3,275,000	1.000	-	-
Canceled or expired	(2,710,000)	(1.726)	-	-
Exercised	-	-	-	-
Outstanding – November 30, 2011	4,720,000	$ 1.343	7.30	-
Exercisable at November 30, 2011	4,053,500	$ 1.329	7.79	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director/stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 16, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  In November 2011, the Company entered into a lease renewed through December 31, 2014 at a monthly rent of $2,650 for 2012, $2,750 for 2013 and $2,850 for 2014 with an option to renew the lease for an additional term of one year at a monthly rent of $3,500.  The Company’s lease payments made to the director for the three months ended November 30, 2011 and 2010 totaled $7,950 each period.  For the nine months ended November 30, 2011 and 2010, the Company recorded $15,900 in lease payments to the director for each period.

Minimum lease payments at November 30, 2011 are as follows:

FY 2012-remainder	$ 7,950
FY 2013	32,000
FY 2014	33,200
FY 2015	28,500
$ 101,850

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Loan from Director/Stockholder

As of November 30, 2011, the Company has paid off its working capital loan from Jeff Mills, a director/stockholder of the Company.  The loan was due on demand and bore annual interest at 7.0%.  The Company made principal payments of $137,088 and received no additional draws during the nine months ended November 30, 2011.  Interest expense incurred on this loan for the three and nine months ended November 30, 2011 and 2010 was $3 and $3,631 and $2,034 and $5,826, respectively.

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On September 30, 2011, the Company entered into a one year agreement with The Active Network (“Active”), which replaces the original agreement entered into with Active in September 2009.  Per the agreement, the Company has committed to equally share net advertising and sponsorship revenue generated from DigitalTown website home pages and those team pages containing Active content. Net advertising and sponsorship revenue is defined as total gross sales minus revenue distributed to the schools, commissions and advertising operations costs.  DigitalTown will receive 10% of the gross sales for advertising operations and 20% of the gross sales as commissions on directly sold advertising or sponsorships and the remaining revenue will be shared on an equal basis.  As of November 30, 2011, the Company has not generated any shared net advertising and sponsorship revenue per this agreement.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC to complete the design and development of the Company’s Sales Center Application.  The Company has committed up to $66,000 for the development and maintenance support of this software application through May 2012.  Through November 30, 2011, the Company has incurred $39,000 for development and maintenance service of which $9,000 is unpaid and included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of November 30, 2011, and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of November 30, 2011, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Common Stock Subscriptions Receivable

As of November 30, 2011, the Company has the following related party stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at November 30, 2011 is $24,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2011 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2011 is $300,000.

Summary

For the nine months ended November 30, 2011, the Company received stock subscription payments of $123,000 and as of November 30, 2011, the Company had related party stock subscriptions receivable aggregating $1,299,654 for the 2005, 2007, and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 subscription agreement pricing revised (1)	(2,275,000)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at November 30, 2011	$ 1,299,654

Summary of outstanding subscriptions:
2005 subscriptions	$ 24,654
2007 subscriptions	975,000
2010 subscriptions	300,000
$ 1,299,654

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the nine month period ended November 30, 2011, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2011 and 2010:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three months ended
	November 30,
	2011	2010
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (3,286,939)	$ (215,299)
Weighted average of common shares outstanding	29,011,928	27,920,788
Basic net loss per share	$ (0.11)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (3,286,939)	$ (215,299)
Weighted average of common shares outstanding	29,011,928	27,920,788
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,011,928	27,920,788

Diluted net loss per share	$ (0.11)	$ (0.01)

	Nine months ended
	November 30,
	2011	2010
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (3,929,407)	$ (731,839)
Weighted average of common shares outstanding	28,630,481	27,740,300
Basic net loss per share	$ (0.14)	$ (0.03)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (3,929,407)	$ (731,839)
Weighted average of common shares outstanding	28,630,481	27,740,300
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	28,630,481	27,740,300

Diluted net loss per share	$ (0.14)	$ (0.03)

(1)

At November 30, 2011 and 2010, there were outstanding stock options equivalent of 4,720,000 and 3,685,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2011 and 2010 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2011 and 2010, there were outstanding warrants equivalent to 1,089,077 and 336,668 common shares, respectively.   The warrants are anti-dilutive at November 30, 2011 and 2010 and therefore have been excluded from diluted earnings (loss) per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Supplemental Disclosure of Cash Flow Information

	Nine months ended
	November 30,
	2011	2010
Non-cash flow information:
Cash paid for interest	$ 3,631	$ 3,792

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2011, and its results of operations for the nine months ended November 30, 2011 and 2010, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2011, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown continues to develop its nationwide network of local on-line communities built around their websites and the schools and communities they represent.  In August 2011, the Company entered into an agreement, with a consulting firm, to complete the design and development of their Sales Center Application.  Once the Sales Center Application is complete, the Company will have the capability to begin telemarketing advertising space to local businesses on specific websites that match the demographics of the local businesses’ customers.

The websites continue to feature 2011 and 2010 schedules, scores and Active Power Rankings for high school football.  The sites also feature 2010/2011 and 2011/2012 basketball and 2011 lacrosse schedules, scores and Active Power Rankings and will continue in the spring to feature 2012 lacrosse schedules, scores and Active Power Rankings.

On September 30, 2011, the Company entered into a one year agreement with The Active Network (“Active”), which replaces the original agreement entered into with Active in September 2009.  Per the agreement, the Company has committed to equally share net advertising and sponsorship revenue generated from DigitalTown website home pages and those team pages containing Active content. Net advertising and sponsorship revenue is defined as the total gross sales minus revenue distributed to the schools, commissions and advertising operations costs.  DigitalTown will receive 10% of the gross sales for advertising operations and 20% of the gross sales as commissions on directly sold advertising or sponsorships and the remaining revenue will be shared on an equal basis.  As of November 30, 2011, the Company has not generated any shared net advertising and sponsorship revenue per this agreement.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of November 30, 2011, and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of November 30, 2011, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the SEC.  The effective registration statement allows the Company to sell 3,000,000 shares of common stock to Auctus Private Equity Fund, LLC (“Auctus”) as part of the Drawdown Agreement the Company signed with Auctus on December 3, 2010. Per the Drawdown Agreement, the Company, at its discretion, has the right to sell up to $10,000,000 of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.  The Company issued a drawdown notice to Auctus for $50,000.  On April 27, 2011, Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2011 and 2010

During the three months ended November 30, 2011, the Company recorded revenue of $7,153 and cost of revenue of $72,846 for a negative gross profit of $(65,693) compared to revenue of $2,917 and cost of revenue of $55,061 for a negative gross profit of $(52,144) for the same period in 2010.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $45,517 for 2011 compared to $45,660 for 2010, server/bandwidth expense of $9,020 for 2011 and $2,001 for 2010 and amortization of website development fees were $18,309 for 2011 and $7,400 for 2010.

Selling, general and administrative expenses for the most current three months increased by $3,060,331 to $3,221,452 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $3,065,042 for the three months ended November 30, 2011 compared to $25,229 for the three months ended November 30, 2010, an increase of $3,039,813 when comparing the two periods.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $156,410 for the three months ended November 30, 2011 compared to $135,892 for the three months ended November 30, 2010.  The increase of $20,518 was primarily due to a $16,757 increase in payroll expense.  The Company’s overall net loss for the current three months increased by $3,071,640 to $3,286,939.

NINE MONTHS ENDED NOVEMBER 30, 2011 and 2010

During the nine months ended November 30, 2011, the Company recorded revenue of $17,678 and cost of revenue of $203,356 for a negative gross profit of $(185,678) compared to revenue of $12,064 and cost of revenue of $163,558 for a negative gross profit of $(151,494) for the same period in 2010.  For the two comparable periods, revenue consisted of commissions generated from advertising on our websites and cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $131,205 for 2011 compared to $146,262 for 2010, server/bandwidth expense of $17,225 for 2011 and $6,003 for 2010 and amortization of website development fees were $54,926 for 2011 and $11,293 for 2010.

Selling, general and administrative expenses for the most current nine months increased by $3,155,958 to $3,740,383 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses was $3,213,607 for the nine months ended November 30, 2011 compared to $151,269 for the nine months ended November 30, 2010, an increase of $3,062,338 when comparing the two periods.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $526,776 for the nine months ended November 30, 2011, compared to $433,156 for the nine months ended November 30, 2010.  The increase of $93,620 was primarily due to a $68,785 increase in professional fees relating to the payment of $40,000 to the NIAAA for expenses related to the strategic partnership, $9,000 for sales application maintenance fees and expensing a $15,000 retainer paid to an investment banker in February 2010 and an increase of $23,503 in payroll expense.  The Company’s overall net loss for the current nine months increased by $3,197,568 to $3,929,407 from the same period one-year ago.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2011

The Company’s cash position at November 30, 2011, was $508,005, an increase of $404,695 from $103,310 at February 28, 2011.  During the nine months ended November 30, 2011, net cash used in operating activities was $992,487.  When comparing the nine months ended November 30, 2011 and 2010, the increase in cash used in operating activities of $436,487 for the nine months ended November 30, 2011 is due primarily from cash being expended to decrease accounts payable and deferred officer compensation by $251,420 and $83,853, respectively.

Net cash used in investing activities for the nine months ended November 30, 2011 was $46,452 of which $30,000 was used for website development costs, $13,896 was used for the purchase of property and equipment and $2,556 for the purchase of additional domain names as compared to net cash used of $50,363 for the nine months ended November 30, 2010, of which $12,115 was used for website development costs, $20,001 for the purchase of property and equipment and $18,247 for the purchase of additional domain names.

Net cash provided by financing activities for the nine months ended November 30, 2011 was $1,443,634 which consisted of proceeds from issuance of stock of $1,457,722 and payments received on stockholder subscription receivables of $123,000 less $137,088 of payments made on the loan from director/stockholder. For the comparable period ended November 30, 2010, the Company received net cash provided by financing activities of $617,818 which consisted of payments received on stockholder subscription receivables of $514,075, proceeds from the issuance of common stock of $105,000 and $50,000 of proceeds from loan from director/stockholder less principal payments made on the loan from director/stockholder of $51,257.

Monthly cash operating expenses for the nine months ended November 30, 2011, were approximately $110,000 per month, which included payments of $178,399 of the projected yearly cost of $183,500 for annual domain name renewals.  Based on current projections, the Company’s monthly cash operating expenses going forward for the remainder of the fiscal year should be approximately $66,000 per month, which includes the remaining projected cost of the renewal of the existing domain names totaling approximately $5,100 and $13,500 for website maintenance support services.   In addition to the normal monthly operating expenses, the Company prepaid $122,000 of domain renewal fees in January 2012.  The Company anticipates that its existing cash reserves plus proceeds from the collection of its remaining stock subscriptions receivable or sale of additional shares of common stock will fund its operations.

As of November 30, 2011, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at November 30, 2011 is $24,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2011 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2011 is $300,000.

Summary

For the nine months ended November 30, 2011, the Company received stock subscription payments of $123,000 and as of November 30, 2011, the Company had related party stock subscriptions receivable aggregating $1,299,654 for the 2005, 2007, and 2010 agreements.

The following table summarizes the stock subscription receivable, by quarter, at November 30, 2011:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements		Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2010	1,894,463					-
May 31, 2010	1,535,513	358,950
August 31, 2010	1,763,013	72,500	$ 300,000	(1)
November 30, 2010	1,680,388	82,625
February 28, 2011	1,422,654	257,734
May 31, 2011	1,369,260	123,000
August 31, 2011	1,299,654	-
November 30, 2011	1,299,654	-

(1)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the nine month period ended November 30, 2011, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

Recently Issued Accounting Pronouncements:

There were no new accounting standards issued or effective during the three months ended November 30, 2011 that had or are expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements.  DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of November 30, 2011, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of November 30, 2011, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A(T) of our Form 10-K for the fiscal year ended February 28, 2011, that material weaknesses continue to exist in our internal control over financial reporting as of November 30, 2011, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of November 30, 2011, our chief executive officer and chief financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

 (b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company’s internal controls over financial reporting to insure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from the 10K at February 28, 2011.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended November 30, 2011, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 15, 2011, the Company issued 7,500 restricted common shares at $1.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.

During the quarter ended November 30, 2011, the Company entered into stock purchase agreements and issued 16,668 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $25,002.  These shares are unregistered with no underwriter used for the sale of the common stock.  The shares of stock were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2011, has previously been reported.

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

Dated: January13, 2012

/s/ Richard A. Pomije

Richard A. Pomije, CEO

/s/ Paul R. Gramstad

Paul R. Gramstad, CFO