Form 10-K
period 2012-02-29
DigitalTown, Inc.
filed 2012-05-30
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  [X] Yes     [  ]  No.

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act.   (check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [X] No

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $ 14,252,364 as of the last day of the Company’s most recently completed second fiscal quarter (August 31, 2011), when the last reported sales price was $1.40.

There were 29,144,413 shares of the registrant’s common stock outstanding as of May 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

Item 14.	Principle Accountants and Fees and Services	31

PART IV		34

Item 15.	Exhibits, Financial Statement Schedules	34

	SIGNATURES	34

PART I

ITEM 1.   BUSINESS

GENERAL

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.  In October 2010, the Company completed the initial rollout of its new high school spirit websites featuring content from The Active Network, MusicSkins, WeatherBug, Bing and other providers on approximately 20,000 of their high school spirit websites.  The high school spirit websites initially featured 2010 football schedules, scores and Active Power Rankings for high school football.  With this initial rollout, the Company reached over 1.0 million page/score views by the middle of November 2010.  In December 2010, the Company launched its high school boys’ basketball coverage and in April 2011 they launched their high school boys’ and girls’ lacrosse coverage, both featuring schedules, scores and Active Power Rankings.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown are working together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25%, up to $3,000,000 of the annual net sponsorship revenue in the scheduling and statistics areas of its high school spirit websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.

On March 22, 2011, the Company entered into a marketing partnership with Daktronics (NASDAQ: DAKT) to extend Daktronics reach into the high school market and strengthen DigitalTown’s access to statistical data.  As part of the agreement, Daktronics will grant DigitalTown access to its Daktronics statistical software furthering DigitalTown's goal of creating the first nationwide network for high school sports statistics.  On November 1, 2011, Daktronics made its sports statistical software available for all high schools nationwide free of charge via the DigitalTown network.  School administrators can access Daktronics statistics software via any one of DigitalTown's approximately 27,000 online communities.

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the Securities and Exchange Commission (“SEC”).  The effective registration statement allows the Company to sell up to 3,000,000 of its shares to Auctus Private Equity Fund, LLC (“Auctus”) as part of a drawdown equity financing agreement (“Drawdown Agreement”) the Company signed with Auctus on December 3, 2010. Per the agreement, the Company, at its discretion, has the right to sell up to $10.0 million of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.   The

Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance. The Company considers Auctus to be in breach of the drawdown agreement.  As of May 29, 2012, the Company has not issued any additional drawdown notices.

On January 24, 2012, DigitalTown launched its hyper-local, high school network across its 20,000 plus, high school spirit websites, allowing national and local advertisers the ability to place ads on any hyper-local high school spirit website in the DigitalTown network. Inside each hyper-local, high school spirit website, an advertiser can pick the sport or team of their choice including approximately 18,000 basketball teams, 15,000 football teams and 8,500 boys' and girls' lacrosse teams. Ad prices range from $40 to $125 per month with site-wide corporate sponsorship packages available. With more than 20,000, hyper-local, high-school spirit websites, this launch represents in excess of $500 million in available ad inventory, with only three sports currently launched.

On February 6, 2012, DigitalTown announced that its ad revenue sharing program for its hyper-local, high school spirit websites would become effective beginning March 1, 2012.  For the remainder of 2012 and the entire 2012/13 school year, DigitalTown has committed to sharing the revenue generated on up to 55% of its ad space with the local schools and the NIAAA.

On April 10, 2012, DigitalTown announced that for the month ending March 31, 2012, DigitalTown's hyper-local, high school spirit websites received approximately 31.0 million hits and in excess of 20.0 million pageviews.  Based on our internal data, unique visitors are returning multiple times to view high school scores, schedules and rankings. The increase in pageviews represents more than a 1900% increase from the 1.0 million page/score views reported in November 2010, the first month in which the Company launched its hyper-local high school spirit websites.

EMPLOYEES

As of February 29, 2012, DigitalTown, Inc. has six employees.  The Company’s employees are not represented by a union.  The Company knows of no adverse labor issues with any employee.

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

We have historically lost money.  The losses for the years ended February 29, 2012 and February 28, 2011 were $4,243,765 and $1,264,772 respectively and future losses are likely to occur.  Our accumulated deficit at February 29, 2012 is $24,074,679. As of February 29, 2012, there exists positive working capital of $356,455. For the year ended February 29, 2012, we had negative cash flows from operations of $1,289,716. Accordingly, we may experience liquidity and cash flow problems if we are not able to collect on our stock subscription receivables as needed or raise additional capital on acceptable terms.

We may not be able to collect on our stock subscription receivables or raise capital through  the sale of our common stock as needed to fund our operations.

As of February 29, 2012, the Company had stock subscription receivables of $1,299,654 and for the year ended February 29, 2012, the Company received stock subscription payments of $123,000.

We believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and proceeds from the sale of our common stock should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect on our outstanding stock subscription receivables or raise capital through the sale of our common stock as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses are approximately $107,500 per month.

We may need to raise additional capital to finance operations.

Funding of our operations has relied almost entirely on the collection of outstanding subscription receivables and proceeds from the sale of our common stock.  We will need to raise additional capital to fund our anticipated operating expenses and future development and design of our websites.  We cannot be assured that financing- will be available if needed or on favorable terms. Auctus has refused to honor the entire first drawdown amount per the drawdown agreement as described in our Registration Statement on Form S-1 filed December 23, 2010, and this financing option may not be available to us. The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our future success depends, in significant part, on the continued services of Richard Pomije, our Chairman, and Secretary/Treasurer and Robert B. Castle, our CEO and President.  We cannot assure you that we would be able to find appropriate replacements for them or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have an employment agreement with Mr. Pomije or Mr. Castle nor do we presently maintain key-man life insurance policies on them.

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

Risk Factors Related to Our Securities and the Drawdown Agreement.

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

There is no assurance that the market price of our common stock will increase substantially in the near future.  The entire commitment under the drawdown agreement is $10,000,000.  Based on our stock price, the number of registered common shares that remains issuable could be lower than the number of registered common shares we need to issue in order to have access to the full amount under the drawdown agreement.  Therefore, we may not have access to the full amount under the drawdown agreement.  To date, Auctus has refused to honor the full amount of drawdown requests from the Company.

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value.  The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes.  These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company.  In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities.  Although there is no such litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business.  Moreover and as previously noted, our shares are currently traded on the OTC Market “OTCQB” and, further, are subject to the penny stock regulations.  Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

ITEM 2.  PROPERTIES

The Company leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The future rent obligations of this lease at February 29, 2012 totaled $91,050.

ITEM 3.  LEGAL PROCEEDINGS

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolutions of these matters are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock has been traded on the OTC Markets “OTCQB” since February 23, 2011. Prior to that, it traded on the OTC Bulletin Board ("OTCBB"). The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 29, 2012 and February 28, 2011.

Fiscal Year 2012	Low	High
First Quarter	$1.27	$2.80
Second Quarter	1.25	2.25
Third Quarter	0.80	2.00
Fourth Quarter	0.35	1.02

Fiscal Year 2011	Low	High
First Quarter	$0.80	$1.80
Second Quarter	0.90	1.38
Third Quarter	0.76	1.75
Fourth Quarter	1.35	7.50

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of April 23, 2012, there were approximately 131 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc.  as of February 29, 2012 and February 28, 2011 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 29,	February 28,
Balance Sheet Data	2012	2011
Total Assets	$ 1,508,807	$ 1,310,286
Total Liabilities	37,448	486,484
Stockholders’ Equity	1,471,359	823,802

	February 29,	February 28,
Operating Statement Data	2012	2011
Revenues	$ 25,335	$ 18,102
Cost of revenues	281,554	235,303
Gross profit (loss)	(256,219)	(217,201)

Operating expenses	3,984,287	1,050,865
Loss from operations	(4,240,506)	(1,268,066)
Other income (expense), net	(3,259)	3,294
Net loss	$ (4,243,765)	$ (1,264,772)

Loss per common share-basic and diluted	$(0.15)	$(0.05)
Weighted average shares outstanding-basic and diluted	28,729,312	27,812,364

	February 29,	February 28,
Cash Flow Statement Data	2011	2011
Net cash used in operating activities	$ (1,289,716)	$ (727,085)
Net cash used in investing activities	(50,325)	(97,310)
Net cash provided by financing activities	1,458,635	893,527
Net change in cash	118,594	69,132
Cash and cash equivalents, beginning of period	103,310	34,178
Cash and cash equivalents, end of period	$ 221,904	$ 103,310

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 29, 2012 and February 28, 2011, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

Company Overview

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.  In October 2010, the Company completed the initial rollout of its new high school spirit websites featuring content from The Active Network, MusicSkins, WeatherBug, Bing and other providers on approximately 20,000 of their high school spirit websites.  The high school spirit websites initially featured 2010 football schedules, scores and Active Power Rankings for high school football.  With this initial rollout, the Company reached over 1.0 million page/score views by the middle of November 2010.  In December 2010, the Company launched its high school boys’ basketball coverage and in April 2011 they launched their high school boys’ and girls’ lacrosse coverage, both featuring schedules, scores and Active Power Rankings.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown are working together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25%, up to $3,000,000 of the annual net sponsorship revenue in the scheduling and statistics areas of its high school spirit websites to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.

On March 22, 2011, the Company entered into a marketing partnership with Daktronics (NASDAQ: DAKT) to extend Daktronics reach into the high school market and strengthen DigitalTown’s access to statistical data.  As part of the agreement, Daktronics grants DigitalTown access to its Daktronics statistical software furthering DigitalTown's goal of creating the first nationwide network for high school sports statistics.  On November 1, 2011, Daktronics made its sports statistical software available for all high schools nationwide free of charge via the DigitalTown network.  School administrators can access Daktronics statistics software via any one of DigitalTown's approximate 27,000 online communities.

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the Securities and Exchange Commission (“SEC”).  The effective registration statement allows the Company to sell up to 3,000,000 of its shares to Auctus Private Equity Fund, LLC (“Auctus”) as part of a drawdown equity financing agreement (“Drawdown Agreement”) the Company signed with Auctus on December 3, 2010. Per the agreement, the Company, at its discretion, has the right to sell up to $10.0 million of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.   The Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance. The Company considers Auctus to be in breach of the drawdown agreement.  As of May 29, 2012, the Company has not issued any additional drawdown notices.

On January 24, 2012, DigitalTown launched its hyper-local, high school network across its 20,000 plus, high school spirit websites, allowing National and local advertisers the ability to place ads on any hyper-local high school spirit website in the DigitalTown network. Inside each hyper-local, high school spirit website, an advertiser can pick the sport or team of their choice including approximately 18,000 basketball teams, 15,000 football teams and 8,500 boys' and girls' lacrosse teams. Ad prices range from $40 to $125 per month with site-wide corporate sponsorship packages available. With more than 20,000, hyper-local, high-school spirit websites, this launch represents in excess of $500 million in available ad inventory, with only three sports currently launched.

On February 6, 2012, DigitalTown announced that its ad revenue sharing program for its hyper-local, high school spirit websites would become effective beginning March 1, 2012.  For the remainder of 2012 and the entire 2012/13 school year, DigitalTown has committed to sharing the revenue generated on up to 55% of its ad space with the local schools and the NIAAA.

On April 10, 2012, DigitalTown announced that for the month ending March 31, 2012, DigitalTown's hyper-local, high school spirit websites received approximately 31.0 million hits and in excess of 20.0 million page/score views.  Based on our internal data, unique visitors are returning multiple times to view high school scores, schedules and rankings. The increase in page/score views represents more than a 1900% increase from the 1.0 million page/score views reported in November 2010, the first month in which the Company launched its hyper-local high school spirit websites.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

During the year ended February 29, 2012, the Company recorded revenue of $25,335 and cost of revenue of $281,554 for a negative gross profit of $(256,219) compared to revenue of $18,102 and cost of revenue of $235,303 for a negative gross profit of $(217,201) from operations during the year ended February 28, 2011.  The revenue for both years consisted mainly of minimal commissions generated from advertising and merchandise sales on our websites and the cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $177,072 and $189,871, server/bandwidth expense of $27,899 and $15,831, amortization of website development fees of $73,235 and $29,602 and inside sales rep cost of $3,348 and $0, respectively, for the two comparable periods.

Selling, general and administrative expenses for the year ended February 29, 2012 increased by $2,933,422 to $3,984,287 compared to a year ago due mainly to an increase in non-cash stock compensation expense of $2,837,013 for the current year.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses increased by $96,409 to $718,548 compared to a year ago. The increase was primarily due to a $72,489 increase in professional fees and an increase of $24,493 in salary expense.

The Company’s overall net loss for the current year increased by $2,978,993 to $4,243,765.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 29, 2012, was $221,904, an increase of $118,594 from $103,310 at February 28, 2011.  During the year ended February 29, 2012, net cash used in operating activities was $1,289,716 compared to cash used of $727,085 for the comparable period.  When comparing the two periods, the increase in cash used in operating activities of $562,631 for the year ended February 29, 2012 is primarily due to decreases of $259,804 in accounts payable and $50,288 in deferred officer compensation along with an increase of $127,898 in prepaid domain name renewal fees.  The increase in prepaid domain name renewal fees was primarily due to the Company prepaying $121,587 of renewal fees in January 2012 for domain names with renewal dates in April 2012 in order to avoid a per domain name renewal fee increase.

Net cash used in investing activities for the year ended February 29, 2012 was 50,325, of which $30,000 was used for website development costs, $16,183 for purchases of property and equipment and $4,142 for the purchase of additional domain names as compared to net cash used of $97,310 for the comparable period one year ago, of which $52,230 was used for website development costs, $25,449 for purchases of property and equipment and $19,631 for the purchase of additional domain names.

Net cash provided by financing activities for the year ended February 29, 2012 was $1,458,635 which consisted of payments received on stockholder subscription receivables of $123,000 and proceeds from the issuance of common stock of $1,472,723 less principal payments of $137,888 on a loan from a director and stockholder.  For the comparable period ended February 28, 2011, the Company received net cash provided by financing activities of $893,527 which consisted of payments received on stockholder subscription receivables of $771,809, proceeds from the issuance of common stock of $122,000 and proceeds from a director and stockholder loan of $50,000 less principal payments on the loan of $50,282.

Monthly cash operating expenses for the year ended February 29, 2012 were approximately $73,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $94,000 per month, which includes the yearly cost of the renewal of the existing domain names totaling approximately $184,000 less $121,587 prepaid at February 29, 2012 for a total due of approximately $62,500.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2013 include $36,000 for development and maintenance support pertaining to their software development contract with Enable Consulting, LLC and a minimum payment of $50,000 for expenses pertaining to  the Company’s Strategic Partnership Agreement with the NIAAA.  From March 1, 2012 to May 29, 2012, the Company has received cash proceeds of $50,000 from stock subscription receivables, $75,000 from issuance of restricted common stock and $175,000 from the sale of a single domain name.

As of February 29, 2012, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the 2005 subscription agreements at February 29, 2012 is $24,654.  The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

The outstanding balance owed on the revised 2007 subscription agreements at February 29, 2012 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at February 29, 2012 is $300,000.

Summary

As of February 29, 2012, the Company had stock subscription receivables of $1,299,654 and for the twelve months ended February 29, 2012, the Company received stock subscription payments of $123,000.

The following table summarizes the stock subscription receivable, by quarter, for the twelve months ended February 29, 2012:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements		Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2010	1,894,463					-
May 31, 2010	1,535,513	358,950
August 31, 2010	1,763,013	72,500	$ 300,000	(1)
November 30, 2010	1,680,388	82,625
February 28, 2011	1,422,654	257,734
February 29, 2012	1,299,654	123,000

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

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables, future proceeds from the issuance of our common stock, proceeds from the sale of current domain names and cash generated from the sale of display advertising on our websites should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect our stock subscription receivables as needed or raise additional capital through the sale of our common stock or sell additional domain names on acceptable terms or generate sufficient cash flow from the sale of display advertising on our websites, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company’s financial statements and in its financial position represents the potential loss arising from adverse changes in interest rates.  This risk is low as the Company has very limited debt and has no third-party debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firms	37-38

Consolidated Financial Statements:
Consolidated Balance Sheets	39
Consolidated Statements of Operations	40
Consolidated Statements of Stockholders' Equity	41
Consolidated Statements of Cash Flows	42
Notes to Consolidated Financial Statements	43-63

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 22, 2012, the Company dismissed Moquist Thorvilson Kaufmann & Pieper LLC (“MTK”) as the Company’s independent auditor, effective March 22, 2012.  Effective March 22, 2012, the Company engaged M&K CPAS, PLLC ("M&K CPAS") as its principal independent public accountant for the fiscal year ended February 29, 2012.

MTK was engaged on or around February 7, 2005, after the Company’s Board of Directors terminated the client auditor relationship between the Company and Virchow, Krause, & Company, LLP the Company’s former auditor.

MTK’s report on the financial statements of the Company for the fiscal years ended February 28, 2011 and 2010, and any later interim period, including the interim period up to and including the date the relationship with MTK ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company's fiscal years ended February 28, 2011 and 2010, and any later interim period, including the interim period up to and including the date the relationship with MTK ceased, there were no disagreements between MTK and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MTK would have caused MTK to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during the Company's fiscal years ended February 28, 2011 and 2010, and any later interim period, including the interim period up to and including the date the relationship with MTK ceased.

The Company has authorized MTK to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that MTK review the disclosure and MTK has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference as an exhibit to the Company’s Form 8-K as filed with the SEC on March 22, 2012 and Amended Form 8-K as filed with the SEC on March 29, 2012 and Amended Form 8-K as filed with the SEC on April 5, 2012.

The Company has not previously consulted with M&K CPAS regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv) of Regulation S-K) during the Company's fiscal years ended February 29, 2012 and February 28, 2011, and any later interim period, including the interim period up to and including the date the relationship with MTK ceased. M&K CPAS has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). M&K CPAS did not furnish a letter to the Commission.

Item 9A.

Controls and Procedures.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 29, 2012, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 29, 2012 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 29, 2012, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 29, 2012.   Management identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 29, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the implementation of these corrective actions, we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2013; however such procedures will not be tested until our first quarter close.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Robert B. Castle	40	Chief Executive Officer and President
Paul R. Gramstad (1)	51	Chief Financial Officer
Richard A. Pomije	57	Chairman and Secretary/Treasurer
Jeffrey L. Mills	50	Director
Pierce McNally	63	Director
Donald M. Fisher	58	Director
Mark Turner	37	Director

(1)

– Mr. Gramstad is a contract CFO and not an employee of the Company

ROBERT B. CASTLE was appointed Chief Executive Officer and President on March 19, 2012.  Since 2009, Mr. Castle had served as a Managing Director of Northland Capital Markets, a division of a privately held financial services industry firm.  Prior to that, he served as a Director of Investment Banking at RBC Capital Markets, a subsidiary of the publicly traded Royal Bank of Canada.  From 2000 to 2007, Mr. Castle worked at Piper Jaffray, a publicly traded investment banking and asset management firm where he most recently served as Principal and Head of Specialty Finance Investment Banking.  Mr. Castle has an MBA in Finance from the University of Saint Thomas School of Business and a BS degree from the University of Minnesota.

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

RICHARD A. POMIJE resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board.  Mr. Pomije has been with DigitalTown, Inc. since 1982 and his primary responsibilities include overall strategic planning.  Mr. Pomije holds a degree in Communication Technology, Audio Technology and Technical Services from Brown Institute. Mr. Pomije also received a First Class FCC license with radar endorsement.

JEFFREY L. MILLS became a director in December 2003. Mr. Mills has worked for Xerox Corporation for the past 25 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several security licenses.

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

MARK TURNER became a director on August 9, 2010. He is Director of Strategic Relationships for Microsoft Corp. (NasdaqGS: MSFT), Media & Entertainment Group and has more than 14 years' experience in developing innovative business and technology solutions for global media companies.  He is based in Los Angeles.  Mr. Turner specializes in delivery of media to all types of devices and through traditional and new media paths - from the largest screens (Digital Cinema) down through HD (cable, broadcast and satellite TV), via the Web (streaming, download or corporate IP networks) and to mobiles and portable devices. Mr. Turner’s current responsibilities include building innovative business models with major studio and music label partners which cover the range of Microsoft's diverse media-facing solutions.  Mr. Turner also works as an industry expert to internal Microsoft business groups that are developing or refining products for the media industry, such as Xbox, Zune, Windows, Bing and MSN.  Mr. Turner holds a BA in Management Studies from the University of Leeds.  He is an active member of the Developing Platforms Committee for industry group - the Digital Entertainment Group (DEG), the Academy of TV Arts & Sciences (Interactive Media Chapter) and the Content Committee of the Consumer Electronics Association.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 29, 2012 and February 28, 2011 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.  There were no other compensated officers in fiscal 2012.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Contract Fees	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard Pomije, Principal Executive Officer (PEO), CEO & Chairman, Secretary/Treasurer (5)	2012	$ 240,385	$ -	$ 2,749,759	$ 52,691	$ 3,042,835
	2011	$ 211,250	$ -	$ -	$ 55,710	$ 266,960

Paul R. Gramstad, Principal Financial Officer (PFO) & CFO	2012	$ -	$ 13,920	$ -	$ -	$ 13,920
	2011	$ -	$ 18,540	$ 74,595	$ -	$ 93,135

(1)

The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)). The assumptions and methodologies used to calculate these amounts are discussed in Note 7 in the Notes to Financial Statements contained elsewhere in this Annual Report.

(2)	Automobile expenses - Richard A. Pomije FY2012 $12,373 FY2011 $19,218
(3)	Board member fees –Richard A. Pomije FY2012 $5,972 paid with issuance of restricted common stock FY2011 $5,185 paid with issuance of restricted common stock
(4)	Medical insurance – FY2010 Richard A. Pomije FY2012 $34,346 FY2011 $31,307
(5)	Richard A. Pomije resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 29, 2012.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
Richard A. Pomije (office) (1)	10/10/2011	2,750,000	$1.00	$2,749,759	10/9/21
Jeffrey L. Mills (director)	10/10/2011	75,000	$1.00	$149,188	10/9/21
Pierce McNally (director)	10/10/2011	150,000	$1.00	$74,594	10/9/21

(1)	Richard A. Pomije resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board.

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 29, 2012.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije (officer) (1)	2,750,000	-	$1.000	10/10/2021
Paul R. Gramstad (officer)	25,000	25,000	$1.750	12/2/2015
Paul R. Gramstad (officer)	50,000	-	$1.750	12/23/2014
Paul R. Gramstad (officer)	25,000	-	$4.250	8/25/2013
Jeffrey L. Mills (director)	75,000	-	$1.000	10/10/2021
Jeffrey L. Mills (director)	75,000	25,000	$1.750	12/2/2015
Jeffrey L. Mills (director)	110,000	-	$1.750	12/23/2014
Pierce McNally (director)	150,000	-	$1.000	10/10/2021
Pierce McNally (director)	25,000	25,000	$1.750	12/2/2015
Donald M. Fisher (director)	75,000	25,000	$1.750	12/2/2015
Donald M. Fisher (director)	100,000	-	$1.750	12/23/2014
Mark Turner (director)	133,500	66,500	$1.750	12/2/2015

(1)	Richard A. Pomije resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board.

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS  IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company currently pays its directors a $500 monthly fee which the Company has the option to pay with the issuance of restricted common stock.  Richard A. Pomije’s director fees compensation is reported in the above Summary Compensation Table.  For the current fiscal year, the Company issued the following restricted common stock valued at $23,888 for the payment of directors fees:

On May 16, 2011, the Company issued 2,944 restricted common shares at $2.00 per share, valued at $5,888, to four directors of the Company for payment of director fees.

On August 15, 2011, the Company issued 3,000 restricted common shares at $2.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On November 15, 2011, the Company issued 6,000 restricted common shares at $1.00 per share, valued at $6,000, to four directors of the Company for payment of director fees.

On February 15, 2012, the Company issued 13,044 restricted common shares at $0.46 per share, valued at $6,000, to four directors of the Company for payment of director fees.

The following table summarizes the payment of director fees for the year ended February 29, 2012:

Director Compensation Table

Name	Stock Awards	Option Awards	Total
Jeffrey L. Mills	$ 5,972	$ 74,993	$ 80,965
Pierce McNally	$ 5,972	$ 149,987	$ 155,959
Donald M. Fisher	$ 5,972	$ -	$ 5,972
Mark Turner	$ 5,972	$ -	$ 5,972

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of February 29, 2012 with respect to the number of shares of common stock beneficially owned by (i) each shareholder known by DigitalTown, Inc. to own beneficially 5% or more of the common stock; (ii) all officers and directors; and (iii) all directors and executive officers as a group. Unless otherwise noted, each person listed below has sole voting and investment power with respect to his shares. The address for each individual set forth below is 11974 Portland, Burnsville, MN 55337.

Name of Beneficial Owner (1)	Number of shares	Percentage of Outstanding Shares
Richard A. Pomije (CEO & chairman) (8)	21,078,843(2)	66.29%(2)
Paul R. Gramstad (CFO)	120,680(3)	0.41%(3)
Jeffrey L. Mills (director)	838,150(4)	2.86%(4)
Pierce McNally (director)	204,397(5)	0.70%(5)
Donald M. Fisher (director)	185,807(6)	0.64%(6)
Mark Turner (director)	144,820(7)	0.50%(7)
Thomas B. Pomije	1,606,960	5.53%
All directors and executive officers as a group	22,572,697	69.15%

Common shares issued and outstanding as of February 29, 2012 were 29,047,638

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

(2)

Includes the right to acquire 2,750,000 shares through the exercise of stock options within 60 days of February 29, 2012.

(3)

Includes the right to acquire 100,000 shares through the exercise of stock options within 60 days of February 29, 2012.

(4)

Includes the right to acquire 260,000 shares through the exercise of stock options within 60 days of February 29, 2012.

(5)

Includes the right to acquire 175,000 shares through the exercise of stock options within 60 days of February 29, 2012.

(6)

Includes the right to acquire 175,000 shares through the exercise of stock options within 60 days of February 29, 2012.

(7)

Includes the right to acquire 133,500 shares through the exercise of stock options within 60 days of February 29, 2012.

(8)

Richard A. Pomije resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DigitalTown, Inc. leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota at a monthly rent of $2,650 for a five year term which commenced on December 16, 2006.  The Company has the option to renew for an additional term of one year at a monthly rent of $3,650.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The future rent obligations of this lease as of February 29, 2012 totaled $91,050.

ITEM 14. Independent Registered Public Accounting Firm Fees.

Moquist Thorvilson Kaufmann  & Pieper LLC (MTK) served as the Company’s independent registered public accounting firm for the three quarterly reviews in fiscal 2012 and during fiscal 2011.

During the fiscal years ended February 29, 2012 and February 28, 2011, the following was paid to MTK:

	2012	2011
Audit fees (1)	$ 36,000	$ 36,000
Total other audit related fees (2)	$ 1,700	$ 6,453
Tax fees	$ 0	$ 0

 (1) Total fees include the annual audit and quarterly review fees.  Billing for out-of-pocket costs are not included.

(2) Fees in connection with S-1 Registration Statement.

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 29, 2012 and February 28, 2011

(b)

Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Lease agreement with Jeff Mills
10.3	Stock Subscription Agreements
22.1	List of wholly owned subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350

101.INS(2)	XBRL Instance
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Labels
101.PRE(2)	XBRL Taxonomy Extension Presentation

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

DigitalTown, Inc.

Dated: May 29, 2012	By: /s/ Robert B. Castle
Robert B. Castle
Chief Executive Officer, President & Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 29, 2012	By: /s/ Robert B. Castle
Robert B. Castle
Chief Executive Officer, President & Director
(Principal Executive Officer)

Dated: May 29, 2012	By:/s/ Paul R. Gramstad
Paul R. Gramstad
Chief Financial Officer
(Principal Financial Officer)

Dated: May 29, 2012	By: /s/ Richard A. Pomije
Richard A. Pomije, Chairman

Dated: May 29, 2012	By: /s/ Jeff Mills
Jeff Mills, Director

Dated: May 29, 2012	By: /s/ Pierce McNally
Pierce McNally, Director

Dated: May 29, 2012	By: /s/ Mark Turner
Mark Turner, Director

Dated: May 29, 2012	By: /s/ Donald M. Fisher
Donald M. Fisher, Director

DigitalTown, Inc.

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheet of DigitalTown, Inc. (the “Company”) as of February 29, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of DigitalTown, Inc. as of February 28, 2011, were audited by other auditors whose report dated May 4, 2011, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 29, 2012, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

May 25, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheet of DigitalTown, Inc. (the Company) as of February 28, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Edina, Minnesota

May 4, 2011

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 29,	February 28,
	2012	2011
Current assets:
Cash	$ 221,904	$ 103,310
Accounts receivable	9,225	-
Current portion of prepaid domain name renewal fees	155,804	37,931
Prepaid expenses	6,970	30,425
Total current assets	393,903	171,666
Prepaid domain name renewal fees, net of current portion	10,025	-
Property and equipment, net	25,658	20,306
Intangible assets, net	1,079,221	1,118,314
Total assets	$ 1,508,807	$ 1,310,286
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 26,946	$ 286,750
Loan from director/stockholder	-	137,088
Deferred revenue	6,031	-
Accrued payroll	4,471	12,358
Deferred officer compensation	-	50,288
Total current liabilities	37,448	486,484
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 29,047,638 and 28,034,993 shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively	290,473	280,347
Additional paid-in-capital	26,555,219	21,797,023
Subscriptions receivable	(1,299,654)	(1,422,654)
Accumulated deficit	(24,074,679)	(19,830,914)
Total stockholders’ equity	1,471,359	823,802
Total liabilities and stockholders’ equity	$ 1,508,807	$ 1,310,286

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	February 29, 2012	February 28, 2011
Revenues	$ 25,335	$ 18,102

Cost of revenues	281,554	235,303

Gross profit (loss)	(256,219)	(217,201)

Operating expenses:
Selling, general and administrative expenses	3,984,287	1,050,865
Loss from operations	(4,240,506)	(1,268,066)
Other income (expense):
Interest expense	(3,631)	(9,371)
Other income	372	12,665
Total other income (expense)	(3,259)	3,294

Net loss before income taxes	(4,243,765)	(1,264,772)
Income tax provision	-	-
Net loss	$ (4,243,765)	$ (1,264,772)

Net loss per common share – basic and diluted	$ (0.15)	$ (0.05)

Weighted average common shares outstanding – basic and diluted	28,729,312	27,812,364

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended February 29, 2012 and February 28, 2011

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 28, 2010	27,476,246	274,759	20,894,677	(1,894,463)	(18,566,142)	708,831
Issuance of common stock at $1.50 per share	6,667	67	9,933	-	-	10,000
Issuance of common stock at $1.00 per share	112,000	1,120	110,880	-	-	112,000
Common stock issued with subscription agreement	400,000	4,000	296,000	(300,000)	-	-
Payments received on subscription agreements	-	-	-	771,809	-	771,809
Stock based compensation	-	-	428,726	-	-	428,726
Common stock issued for director fees	19,188	192	28,812	-	-	29,004
Common stock issued for deferred compensation	20,892	209	27,995	-	-	28,204
Net loss	-	-	-	-	(1,264,772)	(1,264,772)
Balance February 28, 2011	28,034,993	280,347	21,797,023	(1,422,654)	(19,830,914)	823,802
Issuance of common stock at $1.50 per share	980,410	9,804	1,460,811	-	-	1,470,615
Issuance of common stock at $2.108 per share	1,000	10	2,098	-	-	2,108
Payments received on subscription agreements	-	-	-	123,000	-	123,000
Stock based compensation	-	-	3,265,739	-	-	3,265,739
Common stock issued for director fees	31,235	312	29,548	-	-	29,860
Net loss	-	-	-	-	(4,243,765)	(4,243,765)
Balance February 29, 2012	29,047,638	$290,473	$26,555,219	$(1,299,654)	$(24,074,679)	$1,471,359

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	February 29, 2012	February 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,243,765)	$ (1,264,772)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	10,831	6,862
Amortization of website development cost	73,235	29,602
Stock based compensation expense	3,265,739	428,726
Non-cash stock issued for director fees	29,860	29,004
Non-cash stock issued for deferred compensation	-	28,204
Changes in operating assets and liabilities:
Accounts receivable	(9,225)	-
Prepaid domain name renewal fees	(127,898)	16,894
Prepaid expense	23,455	(10,425)
Accounts payable	(259,804)	(14,540)
Accrued payroll	(7,887)	9,795
Deferred officer compensation	(50,288)	28,565
Deferred revenue	6,031	(15,000)
Net cash used in operating activities	(1,289,716)	(727,085)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16,183)	(25,449)
Purchase of intangible asset – website development	(30,000)	(52,230)
Purchase of intangible assets – domain names	(4,142)	(19,631)
Net cash used in investing activities	(50,325)	(97,310)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	-	50,000
Payments on loan – director/stockholder	(137,088)	(50,282)
Payments received on stockholder subscriptions receivable	123,000	771,809
Proceeds from issuance of common stock	1,472,723	122,000
Net cash provided by financing activities	1,458,635	893,527

Net change in cash and cash equivalents	118,594	69,132
Cash and cash equivalents, beginning of period	103,310	34,178
Cash and cash equivalents, end of period	$ 221,904	$ 103,310

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

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

Revenue Recognition

The Company recognizes revenue when the following four criteria have been met:

•

Persuasive evidence that an agreement exists

•

Delivery has occurred

•

The price is fixed and determinable

•

Collectability is reasonably assured

The Company recognizes revenue from the sale of display advertising appearing on specific pages of individual spirit sites within DigitalTown’s network.  Display advertising is sold by the Company directly to local merchants and placed by the Company on specific pages of individual spirit sites targeted by the local merchant.  The terms of these sales are for a fixed monthly amount for a period ranging from three months to one year.  The Company has also entered into certain third party agreements which allow display advertising to be placed on individual spirit sites within DigitalTown’s network.  Per these agreements, the Company receives commissions based on a percentage of the per click or per-impression revenue generated by these ads.  The Company recognizes these commissions received as revenue.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of February 29, 2012 and February 28, 2011:

	Fair Value Measurements at February 29, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$1,079,221

	Fair Value Measurements at February 28, 2011
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$1,118,314

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended February 29, 2012 and February 28, 2011.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Level 3 assets consist of intangible assets.  No fair value adjustment was necessary during the years ended February 29, 2012 and February 28, 2011.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 29, 2012 and February 28, 2011, the Company had no cash equivalents.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names/website development costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company has determined that no impairment charge was necessary as of February 29, 2012 or February 28, 2011.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 29, 2012 and February 28, 2011.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 29, 2012 and February 28, 2011, the Company had no items defined as other comprehensive income (loss).

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000.  At February 29, 2012 and February 28, 2011, the Company had no uninsured cash balances.

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 29, 2012 and February 28, 2011.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Note 2. Management Plans Regarding Liquidity

The Company has sustained reoccurring losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At February 29, 2012, the Company had an accumulated deficit of $24,074,679.  Subsequent to February 29, 2012, the Company has received cash proceeds totaling approximately $50,000 from its stock subscription receivable, $75,000 from issuance of restricted common stock and $175,000 from the sale of a single domain name.  The Company anticipates that existing cash, stock subscription proceeds received to date, expected future proceeds from its stock subscription receivable, cash generated from the sale of display advertising on its websites and any additional financing needed through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditures needs through at least February 28, 2013.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Note 3. Property and Equipment

Property and equipment are as follows:

	February 29,	February 28,
	2012	2011
Office equipment and furniture	$ 507,630	$ 491,447
Less accumulated depreciation	(481,972)	(471,141)
	$ 25,658	$ 20,306

Depreciation expense for the fiscal years ended February 29, 2012 and February 28, 2011 was $10,831 and $6,862, respectively.

Note 4. Intangible Assets

Intangible assets, net are as follows:

	February 29,	February 28,
	2012	2011
Domain names	$ 835,809	$ 831,667
Website development costs	351,457	321,457
Less accumulated amortization	(108,045)	(34,810)
	$ 1,079,221	$ 1,118,314

During the twelve months ended February 29, 2012 and February 28, 2011, the Company capitalized $4,142 and $19,631, respectively, of additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the twelve months ended February 29, 2012 and February 28, 2011, the Company incurred $304,970 and $172,977, respectively, of annual domain name renewal fees and has expensed $177,072 and $189,871, respectively, to cost of revenues on a straight line basis and has recorded $165,829 and $37,931, respectively, as prepaid expense as of February 29, 2012 and February 28, 2011.  The prepaid amount of $165,829 at February 29, 2012 includes $121,587 of renewal fees paid in advance of their fiscal year 2013 annual renewal date.

During the twelve months ended February 29, 2012 and February 28, 2011, the Company capitalized $30,000 and $298,108, respectively, of website development costs and has determined that $219,705 and $196,356, respectively, of these costs pertain to a component that is ready for its intended use and have an estimated useful life of three years.  During the twelve months ended February 29, 2012 and February 28, 2011, the Company recorded $73,235 and $29,602, respectively, of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Future amortization expense at February 29, 2012 is as follows:

FY 2013	$ 68,027
FY 2014	43,635
$ 111,662

Note 5. Deferred Officer Compensation

Richard Pomije, the Secretary, Treasurer and Chairman of the Company, has elected to forego a portion of his salary at various times due to the Company’s limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  During the twelve months ended February 29, 2012, the Company recorded $8,654 of deferred officer compensation and made a payment of $58,942 to Mr. Pomije.  The balance at February 29, 2012 was $0.

Note 6. Stockholders Equity

Fiscal 2012 Stock Transactions

On February 15, 2012, the Company issued 16,305 restricted common shares at $0.46 per share, valued at $7,500, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issuance.

On January 25, 2012, the Company entered into a stock purchase agreement and issued 10,000 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $15,000.

On November 15, 2011, the Company issued 7,500 restricted common shares at $1.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issuance.

During the quarter ended November 30, 2011, the Company entered into stock purchase agreements and issued 16,668 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $25,002.

On August 15, 2011, the Company issued 3,750 restricted common shares at $2.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issuance.

During the quarter ended August 31, 2011, the Company entered into stock purchase agreements and issued 630,005 units (each unit consisting of one share of restricted common stock and a two-year warrant

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $945,008.

On May 16, 2011, the Company issued 3,680 restricted common shares at $2.00 per share, valued at $7,360, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issuance.

On April 27, 2011, the Company issued 1,000 free trading common shares at $2.11 per share, valued at $2,108, to Auctus Private Equity Fund, LLC in connection with a drawdown equity financing agreement.  Per the agreement, the free trading common shares were valued at 94% of the lowest closing volume weighted average price (“VWAP”) of the Company’s common stock during the five trading days immediately following the Company’s delivery of drawdown notice to Auctus.

During the quarter ended May 31, 2011, the Company entered into stock purchase agreements and issued 323,737 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $415,997.  The remaining balance due of $69,606 was received in June 2011, for a total of $485,606.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

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

Stock Warrants

As of February 29, 2012, the Company has a total of 1,099,077 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their Fiscal Year 2012 and 2011 dates of issuance.  The weighted average remaining exercise period as of February 29, 2012 is 1.24 years.

Other

On December 3, 2010, the Company signed a drawdown equity financing agreement (“Drawdown Agreement”) with Auctus Private Equity Fund, LLC (“Auctus”).  In connection with the drawdown agreement, the Company registered 3,000,000 shares of common stock and at its discretion, has the right to sell common stock to Auctus over a thirty six month period for maximum aggregated consideration of up to $10,000,000, subject to the following terms and conditions.

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of February 29, 2012, this would translate into maximum ownership by Auctus of approximately 1,449,000 shares of the Company’s common stock.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

On April 15, 2011, the Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 29, 2012, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  The potential vesting terms of the outstanding options range from immediate to two years from the grant date anniversary and the term of the options is five to ten years from the date of grant.

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

For stock options granted during the years ended February 29, 2012 and February 28, 2011, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	February 29,	February 28,
	2012	2011
Weighted-average volatility	246%	250%
Expected dividends	None	None
Expected term (in years)	5	5
Weighted-average risk-free interest rate	2.08%	1.64%
Weighted-average fair value of options granted	$1.00	$1.39

The Company recorded stock-based compensation expense of $3,265,739 and $428,726 for all outstanding options for the years ended February 29, 2012 and February 28, 2011, respectively.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic (loss) per common share for the years ended February 29, 2012 and February 28, 2011 by $(.011) and $(0.02), respectively.  As of February 29, 2012, there remains $71,777 of total unrecognized compensation expense, which is expected to be recognized over future periods through November 30, 2012.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

The following table summarizes information about the Company’s stock options as of February 29, 2012 and changes during the year ended February 29, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding February 28, 2010	4,003,000	$ 2.326	-	-
Granted	670,000	1.741	-	-
Canceled or expired	(518,000)	(5.289)	-	-
Outstanding - February 28, 2011	4,155,000	$ 1.862	-	-
Granted (2)	3,275,000	1.000	-	-
Canceled or expired	(3,260,000)	(1.699)	-	-
Outstanding - February 29, 2012	4,170,000	$ 1.313	7.64	$ -
Exercisable at February 29, 2012	3,903,500	$ 1.280	7.92	$ -

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

(2)

The following stock option grants were issued during the year ended February 29, 2012:

Grantee	Grant Date	Options Granted	Exercise Price	Option Term	Vesting Term
Richard Pomije (1)	10/10/2011	2,750,000	$ 1.00	10 years	Immediate
Pierce McNally (2)	10/10/2011	150,000	$ 1.00	10 years	Immediate
Jeff Mills (3)	10/10/2011	75,000	$ 1.00	10 years	Immediate
Jerry Greenfield (4)	10/10/2011	300,000	$ 1.00	5 years	2 years

(1)

Mr.  Pomije, who resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board was issued 2,750,000 stock options for compensation, of which 2,500,000 of the stock options issued were for  replacement of stock options previously issued and not exercised which expired on September 6, 2011.

(2)

Mr. McNally, a Director of the Company, was issued 150,000 stock options for compensation, of which 100,000 of the stock options issued were for replacement of stock options previously issued and not exercised which expired on September 6, 2011.

(3)

Mr. Mills, a Director of the Company, was issued 75,000 stock options for compensation, of which 40,000 of the stock options issued were for replacement of stock options previously issued and not exercised which expired on September 6, 2011.

(4)

Mr. Greenfield, a consultant of the Company, was issued 300,000 stock options for compensation.  Mr. Greenfield’s options were forfeited on February 6, 2012.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

The following table summarizes information about stock options outstanding as of February 29, 2012:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.00	2,975,000	9.58	$1.00	2,975,000	$1.00
$1.72 - $1.75	870,000	3.40	$1.74	603,500	$1.74
$2.60 - $4.25	325,000	1.21	$2.99	325,000	$1.21
$1.00 - $4.25	4,170,000	7.64	$1.31	3.903,500	$1.28

Note 8. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director and stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 15, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The Company’s lease payments made to Jeff Mills for the years ended February 29, 2012 and February 28, 2011 totaled $31,800 for each period.

Future minimum lease payments at February 29, 2012 are as follows:

FY 2013	$ 32,100
FY 2014	33,300
FY 2015	25,650
$ 91,050

Note 9. Loan from Director/Stockholder

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate was increased to 7.5%.  The outstanding balance of the loan as of February 29, 2012 and February 28, 2011, was $0 and $137,088, respectively.  For the fiscal years ended February 29, 2012 and February 28, 2011, the Company made principal payments of $137,088 and $50,282, respectively, and received additional advances of $0 and $50,000, respectively.  Interest expense incurred on this loan for the fiscal years ended February 29, 2012 and February 28, 2011 was $3,631 and $9,371, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Note 10. Income Taxes

At February 29, 2012, the Company had net operating loss carryforwards of approximately $9,200,000. The net operating loss carryforwards are available to offset future taxable income through 2029 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred.

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$ 3,406,000	$ 3,036,000
Stock compensation	4,635,339	2,938,000
Total deferred tax assets	8,041,339	5,974,000
Valuation allowance	(8,041,339)	(5,974,000)
Net deferred tax assets	$ -	$ -

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 29, 2012 and February 28, 2011 is as follows:

	2012	2011
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.0)%	(4.0)%
Non-deductible items	0.1%	0.6%
Stock compensation adjustment	76.9%	33.9%
Change in valuation allowance	(39.0%)	3.5%

Effective tax rate	0.0%	0.0%

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

At February 29, 2012, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

The Company is subject to U.S. Federal and Minnesota state income tax.  The Company has three open years of tax returns subject to examination. The Company is not currently under Internal Revenue Service ("IRS") or Minnesota tax examinations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Note 11. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On September 30, 2011, the Company entered into a one year agreement with The Active Network (“Active”), which replaces the original agreement entered into with Active in September 2009.  Per the agreement, the Company has committed to equally share net advertising and sponsorship revenue generated from DigitalTown website home pages and those team pages containing Active content. Net advertising and sponsorship revenue is defined as total gross sales minus revenue distributed to the schools, commissions and advertising operations costs.  DigitalTown will receive 10% of the gross sales for advertising operations and 20% of the gross sales as commissions on directly sold advertising or sponsorships and the remaining revenue will be shared on an equal basis.  As of February 29, 2012, the Company has not generated any shared net advertising and sponsorship revenue per this agreement.  This agreement was terminated on May 23, 2012 (see Note 15  Subsequent Events).

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC to complete the design and development of the Company’s Sales Center Application.  The Company has committed up to $66,000 for the development and maintenance support of this software application through May 2012.  Through February 29, 2012, the Company has incurred $52,500 for development and maintenance service of which $22,500 is unpaid and included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012, and an additional $50,000 for the second year.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of February 29, 2012, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 12. Common Stock Subscriptions Receivable

As of February 29, 2012, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

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

The outstanding balance owed on the 2005 subscription agreements at February 29, 2012 is $24,654. The Company recognizes that this receivable is now past due and deems it to be fully collectable.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

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

The outstanding balance owed on the revised 2007 subscription agreements at February 29, 2012 is $975,000.

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

The outstanding balance owed on the 2010 subscription agreement at February 29, 2012 is $300,000.

Summary

For the twelve months ended February 29, 2012, the Company received stock subscription payments of $123,000 and as of February 29, 2012, the Company had related party stock subscriptions receivable aggregating $1,299,654 for the 2005, 2007 and 2010 agreements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	$ 1,299,654

Summary of outstanding subscriptions:
2005 subscriptions	$ 24,654
2007 subscriptions	975,000
2010 subscriptions	300,000
$ 1,299,654

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the twelve month period ended February 29, 2012, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended February 29, 2012 and February 28, 2011:

Years ended
	February 29, 2012	February 28, 2011
Basic income (loss) per share calculation:
Net income (loss) to common shareholders	$ (4,243,765)	$ (1,264,772)
Weighted average of common shares outstanding	28,729,312	27,812,364
Basic net income (loss) per share	$ (0.15)	$ (0.05)

Diluted income (loss) per share calculation:
Net income (loss) to common shareholders	$ (4,243,765)	$ (1,264,772)
Weighted average of common shares outstanding	28,729,312	27,812,364
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	28,729,312	27,812,364

Diluted net income (loss) per share	$ (0.15)	$ (0.05)

(1)

At February 29, 2012 and February 28, 2011, there were outstanding stock options equivalent to 4,170,000 and 4,155,000 common shares, respectively.  The stock options are anti-dilutive at February 29, 2012 and February 28, 2011and therefore, have been excluded from diluted earnings per share.

(2)

At February 29, 2012 and February 28, 2011, there were outstanding warrants equivalent to 1,099,077 and 341,668 common shares, respectively.   The warrants are anti-dilutive at February 29, 2012 and February 28, 2011and therefore, have been excluded from diluted earnings per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Note 14. Supplemental Disclosure of Cash Flow Information

Years ended
	February 29, 2012	February 28, 2010
Non-cash flow information:
Cash paid for interest	$ 3,631	$ 9,371

Non-cash investing and financing activities:
Accounts payable incurred for website development costs	$ -	$ 245,878
Common stock issued with subscription agreement	$ -	$ 300,000

Note 15. Subsequent Events

The Company has collected $50,000 of its stock subscription receivables during the period from March 1, 2012 to May 29, 2012.

On March 29, 2012, the Company entered into a stock purchase agreement and issued to our Chief Executive Officer, Robert B. Castle, 75,000 shares of restricted common stock at a per share price of $1.00, for total cash proceeds of $75,000.

On April 4, 2012, the Company executed a Domain Sale Agreement under which it agreed to sell one of the domain names the Company currently owns.   The Company received $175,000 cash in consideration of the transfer of the domain name.

On May 3, 2012, DigitalTown created a new, wholly-owned subsidiary, The School Network, Inc. (“TSN”), under the laws of the State of Nevada.

On May 14, 2012, DigitalTown Limited (“DTL”) was incorporated under Chapter 32 of the Laws of Hong Kong.  DTL is 100% owned by TSN.

On May 14, 2012, DigitalTown unilaterally terminated the Custom Platform Partnership Agreement (“CPPA”) between F5-SIM, LLC (k/n/a 3D Sports Technology, Inc. (“3D Sports”) and DigitalTown, dated February 11, 2010. On May 24, 2012, DigitalTown informed 3D Sports of the provisions of the CPPA that it believes that 3D Sports breached.

On May 15, 2012, the Company issued 21,775 restricted common shares at $0.40 per share, valued at $8,710, to six directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issuance.

On May 23, 2012, DigitalTown, Inc. (“DigitalTown”) and The Active Network, Inc. (“Active”) completed a Handoff Agreement of the technology assets supporting DigitalTown’s school spirit websites and its related social networking sites.  The Handoff Agreement indicates that both DigitalTown and

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2012 and February 28, 2011

Active agreed to mutually terminate the Strategic Alliance Agreement, initially entered between the parties on September 29, 2009 and subsequently re-entered between the parties on September 30, 2011.

There were no additional significant subsequent events through May 29, 2012, the date the financial statements were issued.