Form 10-Q
period 2012-05-31
DigitalTown, Inc.
filed 2012-07-17
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

There were 29,144,413 shares of the registrant’s common stock outstanding as of July 13, 2012.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II

Item 1.	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-16

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,	February 29,
	2012	2012
	(unaudited)	(audited)
Current assets:
Cash	$ 266,371	$ 221,904
Accounts receivable	5,578	9,225
Current portion of prepaid domain name renewal fees	128,924	155,804
Prepaid expenses	2,880	6,970
Total current assets	403,753	393,903
Prepaid domain name renewal fees, net of current portion	-	10,025
Property and equipment, net	27,181	25,658
Intangible assets, net	1,050,840	1,079,221
Total assets	$ 1,481,774	$ 1,508,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 118,831	$ 26,946
Deferred revenue	14,222	6,031
Accrued payroll	24,839	4,471
Total current liabilities	157,892	37,448
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 2,000,000,000 shares authorized, 29,144,413 and 29,047,638 shares issued and outstanding at May 31, 2012 and February 29, 2012, respectively	291,441	290,473
Additional paid-in-capital	26,742,229	26,555,219
Subscriptions receivable	(1,249,654)	(1,299,654)
Accumulated deficit	(24,460,134)	(24,074,679)
Total stockholders’ equity	1,323,882	1,471,359
Total liabilities and stockholders’ equity	$ 1,481,774	$ 1,508,807

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues	$ 7,973	$ 5,420

Cost of revenues	119,376	65,891

Gross profit (loss)	(111,403)	(60,471)

Operating expenses:
Selling, general and administrative expenses	448,449	232,041
Loss from operations	(559,852)	(292,512)
Other income (expense)
Interest expense	-	(2,628)
Other income	174,397	7
Total other income (expense)	174,397	(2,621)

Net loss before income taxes	(385,455)	(295,133)
Income tax provision	-	-
Net loss	$ (385,455)	$ (295,133)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.01)

Weighted average common shares outstanding – basic and diluted	29,111,988	28,063,518

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (385,455)	$ (295,133)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,003	2,249
Amortization of website development costs	29,288	18,308
Stock-based compensation expense	104,268	70,456
Stock issued for director fees	8,710	7,360
Changes in operating assets and liabilities:
Account receivable	3,647	-
Prepaid domain name renewal fees	36,905	(84,495)
Prepaid expense	4,090	1,258
Accounts payable	91,885	(70,415)
Accrued payroll	20,368	(9,203)
Deferred officer compensation	-	8,654
Deferred revenue	8,191	-
Gain from sale of domain name	(174,300)	-
Net cash used in operating activities	(249,400)	(350,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,526)	-
Purchases of intangible assets – domain names	(1,607)	(190)
Proceeds from sale of domain name	175,000	-
Net cash provided from investing activities	168,867	(190)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments received on stockholder subscription receivables	50,000	123,000
Proceeds from issuance of stock	75,000	418,105
Net cash provided by financing activities	125,000	541,105

Net change in cash and cash equivalents	44,467	189,954
Cash and cash equivalents, beginning of period	221,904	103,310
Cash and cash equivalents, end of period	$ 266,371	$ 293,264

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012.

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At May 31, 2012, the Company had an accumulated deficit of $24,460,134.  The Company anticipates that existing cash, expected future proceeds from its stock subscriptions receivable, future sales of its common stock, cash generated from the sale of display advertising on its websites and additional sales of existing domain names should be sufficient to meet its working capital and capital expenditures needs through at least May 31, 2013.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiaries Tiger Media and The School Network, Inc.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable arose from the sale of display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of May 31, 2012.

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

Deferred Revenue

Deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition from customers for which services have not been delivered.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2012 and February 29, 2012.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 3. Intangible Assets

Intangible assets, net are as follows:

	May 31, 2012	February 29, 2012
Domain names	$ 836,715	$ 835,809
Website development costs	351,457	351,457
Less accumulated amortization	(137,332)	(108,845)
	$ 1,050,840	$ 1,079,221

During the three months ended May 31, 2012, the Company capitalized $1,607 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the three months ended May 31, 2012, the Company incurred $9,386 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $46,291 on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the three months ended May 31, 2012.  At May 31, 2012, the Company had $128,924 of prepaid domain name renewal fees which will be amortized over future periods.

During the three months ended May 31, 2012, the Company did not capitalize any additional website development costs and had a total recorded cost of $351,457 at May 31, 2012.  The Company has determined that an additional $131,752 of its previously capitalized website development costs were ready for their intended use as of March 1, 2012 and has an estimated useful life of three years.  At May 31, 2012, the Company has determined that $351,457 of its capitalized website development costs pertain to components of the Company’s website development that is ready for its intended use and has an estimated useful life of three

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

years.  During the three months ended May 31, 2012, the Company recorded $29,288 to cost of revenues for amortization expense pertaining to these website components.

Note 4. Stockholders’ Equity

Stock Transactions

On March 19, 2012, the Company entered into a stock purchase agreement and issued 75,000 shares of restricted common stock at a per share price of $1.00, for total cash proceeds of $75,000.

On May 15, 2012, the Company issued 21,775 restricted common shares at $0.40 per share, valued at $8,710, to six directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issue.

Stock Warrants

As of May 31, 2012, the Company has a total of 1,092,410 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of May 31, 2012 is 0.99 years.

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of May 31, 2012, this would translate into maximum ownership by Auctus of approximately 1,454,000 shares of the Company’s common stock.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2011, the Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 on April 27, 2011 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2012, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

For the three months ended May 31, 2012, the Company granted stock options to an officer/director allowing for the purchase of up to an aggregate of 600,000 shares of common stock.  The stock option agreement has a term of 10 years and the options vest as follows: 200,000 on March 19, 2012, 100,000 on March 19, 2013, 100,000 on March 19, 2014, 100,000 on March 19, 2015 and 100,000 on March 19, 2016.  The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the three months ended May 31, 2012, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 19,
2012
Weighted-average volatility	115%
Expected dividends	None
Expected term (in years)	5
Weighted-average risk-free interest rate	1.20%
Weighted-average fair value of options granted	$0.32

The total fair value of the stock options granted by the Company for the three months ended May 31, 2012 was $194,580.

Total stock compensation expense for all option grants was $104,268 and $70,456 for the three months ended May 31, 2012 and 2011, respectively.  This expense is included in selling, general and administrative expense. As of May 31, 2012, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended May 31, 2012 and 2011basic (loss) per common share by $(0.004) and $(0.003), respectively.  There remains $162,090 of total unrecognized compensation expense, which is expected to be recognized over future periods through March 31, 2016.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 29, 2012	4,170,000	$ 1.313	-	-
Granted	600,000	1.000	-	-
Canceled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding – May 31, 2012	4,770,000	$ 1.754	7.72	-
Exercisable at May 31, 2012	4,103,500	$ 1.267	7.77	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director and stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 15, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. For the three months ended May 31, 2012 and 2011, the Company recorded $7,950 in lease payments to the director for each period.

Minimum lease payments at May 31, 2012 are as follows:

FY 2013	$ 24,150
FY 2014	33,300
FY 2015	25,650
$ 83,100

Loan from Director/Stockholder

As of May 31, 2012, the Company has paid off its working capital loan from Jeff Mills, a director/stockholder of the Company.  The loan was due on demand and bore annual interest at 7.0%.  Interest expense incurred on this loan for the three months ended May 31, 2012 and 2011 was $0 and $2,628, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC to complete the design and development of the Company’s Sales Center Application.  The Company has committed up to $66,000 for the development and maintenance support of this software application through May 2012.  Through May 31, 2012, the Company has incurred $66,000 for development and maintenance service of which $36,000 is unpaid and included in accounts payable (see Note 11 Subsequent Events).

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.In addition, as of May 31, 2012, the Company has accrued $50,000 for the second fiscal year of the contract.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of May 31, 2012, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 8. Common Stock Subscriptions Receivable

As of May 31, 2012, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at May 31, 2012 is $0.

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

The following other provisions of the Initial Pricing and Final Pricing terms in the Confidential Binding Term Sheet dated October 5, 2007 of the Agreement will be deleted, and are not enforceable by either party:

•

Beginning October 5, 2009, and 1/36 payments are due each month thereafter on the 5th of every month.

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2012 is $949,654.

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2012 is $300,000.

Summary

For the three months ended May 31, 2012, the Company received stock subscription payments of $50,000 and as of May 31, 2012, the Company had related party stock subscriptions receivable aggregating $1,249,654 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(50,000)
Receivable balance at May 31, 2012	$ 1,249,654

Summary of outstanding subscriptions:
2005 subscriptions	$ 0
2007 subscriptions	949,654
2010 subscriptions	300,000
$ 1,249,654

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4.0% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $0.75 purchase price, or $0.225, if the market price of the stock is below $0.75 when converted. The protection may be provided in additional shares if necessary.  For the three month period ended May 31, 2012, there was no downside protection provided because the stock price did not go below $0.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $0.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

Note 9. Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three month periods ended May 31, 2012 and 2011:

	Three months ended
	May 31,
	2012	2011
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (385,455)	$ (295,133)
Weighted average of common shares outstanding	29,111,988	28,063,518
Basic net loss per share	$ (0.01)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (385,455)	$ (295,133)
Weighted average of common shares outstanding	29,111,988	28,063,518
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,111,988	28,063,518

Diluted net loss per share	$ (0.01)	$ (0.01)

(1)

At May 31, 2012 and 2011, there were outstanding stock options equivalent of 4,770,000 and 4,095,000 common shares, respectively.  The stock options are anti-dilutive at May 31, 2012 and 2011 and therefore have been excluded from diluted earnings (loss) per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)

At May 31, 2012 and 2011, there were outstanding warrants equivalent to 1,092,410 and 477,071 common shares, respectively.   The warrants are anti-dilutive at May 31, 2012 and 2011 and therefore have been excluded from diluted earnings (loss) per share.

Note 10. Supplemental Disclosure of Cash Flow Information

	Three months ended
	May 31,
	2012	2011
Non-cash flow information:
Cash paid for interest	$ 0	$ 2,628

Non-cash investing and financing activities:
Common stock issued with stock purchase agreement	$ 0	$ 69,606

Note 11. Subsequent Events

The Company has collected $50,000 of its stock subscription receivables during the period from June 1, 2012 to July 13, 2012.

On June 27, 2012, the Company signed an amendment to its existing contract with Enable Consulting, LLC (“Enable”) which establishes payment terms for the remaining balance due to Enable of $36,000, pertaining to subscription fees form the original contract, and prioritizes the remaining unresolved maintenance items which Enable will complete by August 15, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2012, and its results of operations for the three months ended May 31, 2012and 2011, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 29, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2012, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.  In October 2010, the Company completed the initial rollout of its new high school spirit websites . on approximately 20,000 of their high school spirit websites.  The high school spirit websites initially featured 2010 football schedules, scores and Active Power Rankings for high school football.    In December 2010, the Company launched its high school boys’ basketball coverage and in April 2011 they launched their high school boys’ and girls’ lacrosse coverage, both featuring schedules, scores and Active Power Rankings.

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

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the Securities and Exchange Commission (“SEC”).  The effective registration statement allows the Company to sell up to 3,000,000 of its shares to Auctus Private Equity Fund, LLC (“Auctus”) as part of a drawdown equity financing agreement (“Drawdown Agreement”) the Company signed with Auctus on December 3, 2010.  Per the agreement, the Company, at its discretion, has the right to sell up to $10.0 million of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.  The Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the drawdown agreement.  As of May 31, 2012, the Company has not issued any additional drawdown notices.

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

On May 23, 2012, DigitalTown, Inc. (“DigitalTown”) and The Active Network, Inc. (“Active”) completed a Handoff Agreement of the technology assets supporting DigitalTown’s school spirit websites and its related social networking sites.  The Handoff Agreement indicates that both DigitalTown and Active agreed to mutually terminate the Strategic Alliance Agreement, initially entered between the parties on September 29, 2009 and subsequently re-entered between the parties on September 30, 2011.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2012 and 2011

During the three months ended May 31, 2012, the Company recorded revenues of $7,973 and cost of revenues of $119,376 for a negative gross profit of $(111,403) compared to revenues of $5,420 and cost of revenues of

$65,891 for a negative gross profit  of $(60,471), for the same period in 2011.  For the three months ended May 31, 2012, revenue mainly consisted of commissions generated from advertising on our websites of $3,811 and the direct sale of display advertising of $4,162.  For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $5,420.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $46,291 for 2012 compared to $45,528 for 2011, server/bandwidth expense of $9,467 for 2012 and $5,054 for 2011, amortization of website development fees were $29,288 for 2012 and $18,309 for 2011 and direct sales expense of $34,330 for 2012 compared to $0 for 2011.  The direct sales expense for 2012 consisted of sales personnel salary and commission, and fees paid to a call center.  For the two comparable periods, the increase of $34,330 in direct sales expense and $10,979 in amortization of website development fees pertain to the Company’s launch of its direct sales effort and sales center, respectively.

Selling, general and administrative expenses for the most current three months increased by $216,408 to $448,449 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $104,268 for the three months ended May 31, 2012 compared to $70,456 for the three months ended May 31, 2011, an increase of $33,812, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $344,181 for the three months ended May 31, 2012 compared to $161,585 for the three months ended May 31, 2011.  The increase of $182,596 was primarily due to an $89,568 increase in professional fees, $64,762 increase in payroll cost, $15,181 increase in benefits cost and $13,155 increase in travel & entertainment.  The Company’s overall net loss for the current three months increased by $90,322 to $385,455.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2012

The Company’s cash position at May 31, 2012, was $266,371, an increase of $44,467 from $221,904 at February 29, 2012.  Net cash used in operating activities during the three months ended May 31, 2012 and 2011, was $249,400 and $350,961, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $101,561 is primarily due to a decrease of $121,400 in prepaid domain name renewal fees paid and a $162,300 increase in accounts payable offset by a $174,300 gain from sale of domain name.

Net cash provided from investing activities for the three months ended May 31, 2012 was $168,867 of which $175,000 was proceeds from the sale of a domain name offset by $4,526 used for the purchase of property and equipment and $1,607 for the purchase of additional domain names as compared to net cash used of $190 for the three months ended May 31, 2011, all of which was used for the purchase of additional domain names.

Net cash provided by financing activities for the three months ended May 31, 2012 was $125,000 which consisted of proceeds from issuance of stock of $75,000 and payments received on stockholder subscription receivables of $50,000.  For the comparable period ended May 31, 2011, the Company received net cash provided by financing activities of $541,105 which consisted of proceeds from the issuance of common stock of $418,105 and payments received on stockholder subscription receivables of $123,000.

Monthly cash operating expenses for the three months ended May 31, 2012, were approximately $83,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $94,000 per month, which includes the yearly cost of the renewal of the existing domain names totaling approximately $184,000, less $121,587 prepaid at February 29, 2012, for a total due of approximately $62,500.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2013, include $36,000 for development and maintenance support pertaining to their software development contract with Enable Consulting, LLC and a minimum payment of

$50,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA.  From June 1, 2012 to July 13, 2012, the Company has received cash proceeds of $50,000 from stock subscription receivables.

As of May 31, 2012, the Company has the following stock subscription agreements outstanding:

2005 Agreements

Material terms of the subscription agreements received by the Company on December 30, 2005, for 4,733,333 restricted common shares at $0.75 per share (total value of $3,550,000) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2005 subscription agreements at May 31, 2012 is $0.

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

The following other provisions of the initial pricing and final pricing terms in the Confidential Binding Term Sheet dated October 5, 2007, of the Agreement will be deleted, and are not enforceable by either party:

•

Beginning October 5, 2009, and 1/36 payments are due each month thereafter on the 5th of every month.

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2012, is $949,653.

2010 Agreement

Material terms of the subscription agreement received by the Company on June 22, 2010, for 400,000 restricted common shares at $0.75 per share (total value of $300,000) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4.0%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2010 subscription agreement at May 31, 2012, is $300,000.

Summary

As of May 31, 2012, the Company had stock subscription receivables of $1,249,654 and for the three months ended May 31, 2012, the Company received stock subscription payments of $50,000.

The following table summarizes the stock subscription receivable, by quarter, at May 31, 2012:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2011	$1,422,654	$257,734			-
May 31, 2011	$1,299,654	$123,000
August 31, 2011	$1,299,654	$ 0
November 30, 2011	$1,299,654	$ 0
February 29, 2012	$1,299,654	$ 0
May 31, 2012	$1,249,654	$ 50,000

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4.0% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $0.75 purchase price, or $0.225, if the market price of the stock is below $0.75 when converted, the protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The

Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock is less than $0.75; the shareholder then would be entitled to up to 30% additional shares, depending on the trading share price.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of May 31, 2012, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of May 31, 2012, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 29, 2012, that material weaknesses continue to exist in our internal control over financial reporting as of May 31, 2012, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of May 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

 (b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company’s internal controls over financial reporting to insure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 29, 2012.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 29, 2012.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2012, the Company entered into a stock purchase agreement and issued 75,000 shares of restricted common stock at a per share price of $1.00, for total cash proceeds of $75,000, which was used for general working capital. These shares are unregistered with no underwriter used for the sale of the common stock.  The shares of stock were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder.

On May 15, 2012, the Company issued 21,775 restricted common shares at $0.40 per share, valued at $8,710, to six directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issue.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2012, has previously been reported.

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

DigitalTown, Inc.

Dated: July 13, 2012

/s/ Robert B. Castle

Robert B. Castle

Chief Executive Officer and President

Principal Executive Officer

/s/ Paul R. Gramstad

Paul R. Gramstad

Chief Financial Officer

Principal Financial Officer