Form 10-Q
period 2012-08-31
DigitalTown, Inc.
filed 2012-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2012

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

There were 29,165,599 shares of the registrant’s common stock outstanding as of September 30, 2012.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	27

PART II

Item 1.	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-17

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,	February 29,
	2012	2012
	(unaudited)	(audited)
Current assets:
Cash	$ 54,830	$ 221,904
Accounts receivable	7,432	9,225
Current portion of prepaid domain name renewal fees	83,326	155,804
Prepaid expenses	720	6,970
Total current assets	146,308	393,903
Prepaid domain name renewal fees, net of current portion	-	10,025
Property and equipment, net	23,759	25,658
Intangible assets, net	1,045,445	1,079,221
Total assets	$ 1,215,512	$ 1,508,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 129,740	$ 26,946
Deferred revenue	20,330	6,031
Accrued payroll	4,889	4,471
Deferred officer compensation	15,866	-
Total current liabilities	170,825	37,448
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 29,165,599 and 29,047,638 shares issued and outstanding at August 31, 2012 and February 29, 2012, respectively	291,602	290,473
Additional paid-in-capital	26,777,012	26,555,219
Subscriptions receivable	(1,169,654)	(1,299,654)
Accumulated deficit	(24,854,273)	(24,074,679)
Total stockholders’ equity	1,044,687	1,471,359
Total liabilities and stockholders’ equity	$ 1,215,512	$ 1,508,807

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 13,166	$ 5,105	$ 21,139	$ 10,525

Cost of revenues	135,883	64,619	255,259	130,510

Gross profit (loss)	(122,717)	(59,514)	(234,120)	(119,985)

Operating expenses:
Selling, general and administrative expenses	271,891	286,890	720,340	518,931
Loss from operations	(394,608)	(346,404)	(954,460)	(638,916)
Other income (expense)
Interest expense	-	(1,000)	-	(3,628)
Other income	469	69	174,866	76
Total other income (expense)	469	(931)	174,866	(3,552)

Net loss before income tax	(394,139)	(347,335)	(779,594)	(642,468)
I Income tax provision	-	-	-	-
Net loss	$ (394,139)	$ (347,335)	$ (779,594)	$ (642,468)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average common shares outstanding - basic and diluted	29,147,621	28,820,142	29,129,805	28,441,830

 The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (779,594)	$ (642,468)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	6,425	4,856
Amortization of website development costs	57,259	36,617
Stock-based compensation expense	130,309	148,566
Stock issued for director fees	17,113	14,860
Stock issued for executive compensation	500	-
Changes in operating assets and liabilities:
Account receivable	1,793	-
Prepaid domain name renewal fees	82,503	(45,094)
Prepaid expense	6,250	17,508
Accounts payable	102,794	(205,960)
Accrued payroll	418	(8,905)
Deferred officer compensation	15,866	(50,288)
Deferred revenue	14,299	-
Gain from sale of domain name	(174,300)	-
Net cash used in operating activities	(518,365)	(730,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,526)	(11,219)
Purchase of intangible assets - website development	(1,872)	-
Purchase of intangible assets – domain names	(22,311)	(214)
Proceeds from sale of domain name	175,000	-
Net cash provided (used) from investing activities	146,291	(11,433)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan - director/stockholder	-	(100,000)
Payments received on stockholder subscription receivables	130,000	123,000
Proceeds from issuance of stock	75,000	1,432,720
Net cash provided by financing activities	205,000	1,455,720

Net change in cash and cash equivalents	(167,074)	713,979
Cash and cash equivalents, beginning of period	221,904	103,310
Cash and cash equivalents, end of period	$ 54,830	$ 817,289

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At August 31, 2012, the Company had an accumulated deficit of $24,854,273.  The Company anticipates that existing cash, expected future proceeds from its stock subscriptions receivable, future sales of its common stock, cash generated from the sale of display advertising on its websites and additional sales of existing domain names should be sufficient to meet its working capital and capital expenditures needs through at least August 31, 2013.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable arose from the sale of display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of August 31, 2012.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-40) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.  See Note 3 for further information.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2012 and February 29, 2012.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the results of operations, cash flows or financial condition.

In September 2011, FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 3. Intangible Assets

Intangible assets, net are as follows:

	August 31, 2012	February 29, 2012
Domain names	$ 857,420	$ 835,809
Website development costs	353,329	351,457
Less accumulated amortization	(165,304)	(108,045)
	$ 1,045,445	$ 1,079,221

During the six months ended August 31, 2012, the Company capitalized $21,611 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the six months ended August 31, 2012, the Company incurred $11,185 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $93,687 on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the six months ended August 31, 2012.  At August 31, 2012, the Company had $83,326 of prepaid domain name renewal fees which will be amortized over future periods.

During the six months ended August 31, 2012, the Company capitalized $1,872 of additional website development costs which the Company determined were not ready for their intended use and therefore no amortization expense has been recorded for these costs.  The Company has a total recorded cost of $353,329 at August 31, 2012 and it has determined that $351,457 of these costs pertain to components of the Company’s website development that are ready for their intended use and have an estimated useful life of three years.  During the three and six months ended August 31, 2012, the Company recorded $27,971 and $57,259, respectively,  to cost of revenues for amortization expense pertaining to these website components.

Note 4. Deferred Officer Compensation

Richard Pomije, the Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the six months ended August 31, 2012, the Company recorded $15,866 of deferred officer compensation.  During the six months ended August 31, 2011, the Company recorded $8,654 of deferred officer compensation and made a payment of $58,942.  As of February 29, 2012; no balance was noted; whereas, as of August 31, 2012, $15,866 was recorded as deferred officer compensation.

Note 5. Stockholders’ Equity

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

On August 15, 2012, the Company issued 15,277 restricted common shares at $0.55 per share, valued at $8,403, to six directors of the Company for payment of director fees and 909 restricted common shares at $0.55 per share, valued at $500, as compensation for the interim CFO/President.  The restricted common shares were valued based on the market price at time of issue.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Warrants

As of August 31, 2012, the Company has a total of 1,092,410 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of August 31, 2012 is 0.74 years.

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of August 31, 2012, this would translate into maximum ownership by Auctus of approximately 1,455,000 shares of the Company’s common stock.

In April 2011, the Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 on April 27, 2011 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the "Plan"). As of August 31, 2012, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under the Plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the six months ended August 31, 2012, the Company granted stock options to an officer/director allowing for the purchase of up to an aggregate of 600,000 shares of common stock.  The stock option agreement has a term of 10 years and the options vest as follows: 200,000 on March 19, 2012, 100,000 on March 19, 2013, 100,000 on March 19, 2014, 100,000 on March 19, 2015 and 100,000 on March 19, 2016.  The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods of each tranche in the Company’s consolidated statements of operations.

For stock options granted during the six months ended August 31, 2012, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 19,
2012
Weighted-average volatility	115%
Expected dividends	None
Expected term (in years)	5
Weighted-average risk-free interest rate	1.20%
Weighted-average fair value of options granted	$0.32

The total fair value of the stock options granted by the Company for the six months ended August 31, 2012 was $194,580.

During the three months ended August 31, 2012, 200,000 stock options were canceled due to the resignation of a Director and the Company reversed $9,499 of stock compensation expense previously recognized in the current year.  Total stock compensation expense for all option grants was $26,041 and $78,110 for the three months ended August 31, 2012 and 2011, respectively, and $130,309 and $148,566 for the six months ended August 31, 2012 and 2011, respectively.  This expense is included in selling, general and administrative expense. As of August 31, 2012, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended August 31, 2012 and 2011basic (loss) per common share by $(0.001) and $(0.003), respectively, and the six months ended August 31, 2012 and 2011basic (loss) per common share by $(0.004) and $(0.005), respectively.  There remains $120,218 of total unrecognized compensation expense, which is expected to be recognized over future periods through March 31, 2016.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 29, 2012	4,170,000	$ 1.313	-	-
Granted	600,000	1.000	-	-
Canceled or expired	(200,000)	1.720	-	-
Exercised	-	-	-	-
Outstanding – August 31, 2012	4,570,000	$ 1.251	7.66	-
Exercisable at August 31, 2012	3,970,000	$ 1.252	7.69	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director and stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 15, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The Company's lease payments to the director for the three months ended August 31, 2012 and 2011, totaled $7,950 for each period. For the six months ended August 31, 2012 and 2011, the Company recorded $15,900 in lease payments to the director for each period.

Minimum lease payments at August 31, 2012 are as follows:

FY 2013	$ 16,200
FY 2014	33,300
FY 2015	25,650
$ 75,150

Loan from Director/Stockholder

As of August 31, 2012, the Company has paid off its working capital loan from Jeff Mills, a director/stockholder of the Company.  The loan was due on demand and bore annual interest at 7.0%.  Interest expense incurred on this loan for the three months ended August 31, 2012 and 2011 was $0 and $1,000, respectively, and for the six months ended August 31, 2012 and 2011 was $0 and $3,628, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable which establishes payment terms for the remaining balance due to Enable at May 31, 2012, of $36,000, pertaining to subscription fees from the original contract, and prioritizes the remaining unresolved maintenance items which Enable will complete by August 15, 2012.  At August 31, 2012, $22,500 is unpaid and included in accounts payable, because the Company believes that certain maintenance items remain unresolved.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of August 31, 2012, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of August 31, 2012, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 9. Common Stock Subscriptions Receivable

As of August 31, 2012, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2005 subscription agreements at August 31, 2012 is $0.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2012 is $869,654.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2012 is $300,000.

Summary

For the six months ended August 31, 2012, the Company received stock subscription payments of $130,000 and as of August 31, 2012, the Company had related party stock subscriptions receivable aggregating $1,169,654 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(50,000)
Receivable balance at May 31, 2012	1,249,654
Cash collected	(80,000)
Receivable balance at August 31, 2012	$ 1,169,654

Summary of outstanding subscriptions:
2005 subscriptions	$ -
2007 subscriptions	869,654
2010 subscriptions	300,000
$ 1,169,654

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4.0% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $0.75 purchase price, or $0.225, if the market price of the stock is below $0.75 when converted. The protection may be provided in additional shares if necessary.  For the six month period ended August 31, 2012, there was no downside protection provided because the stock price did not go below $0.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $0.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  Once the subscription shares have been paid for in their entirety, the downside protection ceases.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2012 and 2011:

	Three months ended
	August 31,
	2012	2011
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (394,139)	$ (347,335)
Weighted average of common shares outstanding	29,147,621	28,280,142
Basic net loss per share	$ (0.01)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (394,139)	$ (347,335)
Weighted average of common shares outstanding	29,147,621	28,280,142
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,147,621	28,280,142

Diluted net loss per share	$ (0.01)	$ (0.01)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six months ended
	August 31,
	2012	2011
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (779,594)	$ (642,468)
Weighted average of common shares outstanding	29,129,805	28,441,830
Basic net loss per share	$ (0.03)	$ (0.02)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (779,594)	$ (642,468)
Weighted average of common shares outstanding	29,129,805	28,441,830
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,129,805	28,441,830

Diluted net loss per share	$ (0.03)	$ (0.02)

(1)

At August 31, 2012 and 2011, there were outstanding stock options equivalent of 4,570,000 and 4,095,000 common shares, respectively.  The stock options are anti-dilutive at August 31, 2012 and 2011 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2012 and 2011, there were outstanding warrants equivalent to 1,092,410 and 1,099,076 common shares, respectively.   The warrants are anti-dilutive at August 31, 2012 and 2011 and therefore have been excluded from diluted earnings (loss) per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Supplemental Disclosure of Cash Flow Information

	Six months ended
	August 31,
	2012	2011
Non-cash flow information:
Cash paid for interest	$ -	$ 3,628

Non-cash investing and financing activities:
Intangible assets - website development costs in accounts payable	$ -	$ 30,000

Note 12. Subsequent Events

The Company has collected $20,000 of its stock subscription receivables during the period from September 1, 2012 to October 12, 2012.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2012, and its results of operations for the three and six months ended August 31, 2012 and 2011, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 29, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2012, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.  In October 2010, the Company completed the initial rollout of its new high school spirit websites on approximately 20,000 of their high school spirit websites.  The high school spirit websites initially featured 2010 football schedules, scores and Active Power Rankings for high school football.  In December 2010, the Company launched its high school boys’ basketball coverage and in April 2011 they launched their high school boys’ and girls’ lacrosse coverage, both featuring schedules, scores and Active Power Rankings.

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

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the Securities and Exchange Commission (“SEC”).  The effective registration statement allows the Company to sell up to 3,000,000 of its shares to Auctus Private Equity Fund, LLC (“Auctus”) as part of a drawdown equity financing agreement (“Drawdown Agreement”) the Company signed with Auctus on December 3, 2010.  Per the agreement, the Company, at its discretion, has the right to sell up to $10.0 million of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.  The Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the drawdown agreement.  As of August 31, 2012, the Company has not issued any additional drawdown notices.

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

On May 23, 2012, DigitalTown, Inc. (“DigitalTown”) and The Active Network, Inc. (“Active”) completed a Handoff Agreement of the technology assets supporting DigitalTown’s school spirit websites and its related social networking sites.  The Handoff Agreement indicates that both DigitalTown and Active agreed to mutually terminate the Strategic Alliance Agreement, initially entered between the parties on September 29, 2009, and subsequently re-entered between the parties on September 30, 2011.

On July 18, 2012, DigitalTown anounced the launch of its webmail service called TrustedWebmail which is scheduled for release in fall 2012.  TrustedWebmail will feature advanced monitoring controls for schools, athletic directors, youth leagues and business and will provide an easy method for monitoring emails sent and received.  On July 31, 2012, DigitalTown and the National Interscholastic Athletic Administrators Association

("NIAAA"), jointly announced that TrustedWebmail will be the official recommended email provider of the NIAAA for athletic administrators, coaches and athletes nationwide.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2012 and 2011

During the three months ended August 31, 2012, the Company recorded revenues of $13,166 and cost of revenues of $135,883 for a negative gross profit of $(122,717) compared to revenues of $5,105 and cost of revenues of $64,619 for a negative gross profit of $(59,514), for the same period in 2011.  For the three months ended August 31, 2012, revenue consisted mainly of commissions generated from advertising on our websites of $4,995 and the direct sale of display advertising of $8,171.  For the comparable period, revenue consisted entirely of commissions generated from advertising on our websites of $5,105.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $47,396 for 2012 compared to $43,160 for 2011, server/bandwidth expense of $11,185 for 2012 and $3,151 for 2011, amortization of website development fees of $27,971 for 2012 and $18,308 for 2011 and direct sales expense of $49,331 for 2012 compared to $0 for 2011.  The direct sales expense for 2012 consisted of sales personnel salaries and commissions, and fees paid to a call center.  For the two comparable periods, the increase of $49,331 in direct sales expense and $9,663 in amortization of website development fees pertain to the Company’s launch of its direct sales effort and sales center, respectively.

Selling, general and administrative expenses for the most current three months decreased by $14,999 to $271,891 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $26,041 for the three months ended August 31, 2012 compared to $78,110 for the three months ended August 31, 2011, a decrease of $52,069, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $245,850 for the three months ended August 31, 2012 compared to $208,780 for the three months ended August 31, 2011.  The increase of $37,070 was primarily due to a $50,100 increase in salary expense and $12,386 increase in benefits cost offset by a $32,477 decrease in professional fees.  The Company’s overall net loss for the current three months increased by $46,804 to $394,139.

SIX MONTHS ENDED AUGUST 31, 2012 and 2011

During the six months ended August 31, 2012, the Company recorded revenues of $21,139 and cost of revenues of $255,259 for a negative gross profit of $(234,120) compared to revenues of $10,525 and cost of revenues of $130,510 for a negative gross profit of $(119,985), for the same period in 2011.  For the six months ended August 31, 2012, revenue mainly consisted of commissions generated from advertising on our websites of $8,806 and the direct sale of display advertising of $12,333.  For the comparable period, revenue consisted entirely of commissions generated from advertising on our websites of $10,525.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $93,687 for 2012 compared to $85,688 for 2011, server/bandwidth expense of $20,652 for 2012 and $8,205 for 2011, amortization of website development fees of $57,260 for 2012 and $36,617 for 2011 and direct sales expense of $83,660 for 2012 compared to $0 for 2011.  The direct sales expense for 2012 consisted of sales personnel salaries and commissions, and fees paid to a call center.  For the two comparable periods, the increase of $83,660 in direct sales expense and $20,643 in amortization of website development fees pertain to the Company’s launch of its direct sales effort and sales center, respectively.

Selling, general and administrative expenses for the most current six months increased by $201,409 to $720,340 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $130,309 for the six months ended August 31, 2012 compared to $148,566 for the six months ended August 31, 2011, a decrease of $18,257, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $590,031 for the six months ended August 31, 2012, compared to $370,365 for the six months ended August 31, 2011.  The increase of $219,666 was primarily due to a $114,862 increase in salary expense, $56,111 increase in professional fees, $27,740 increase in benefits cost and $14,330 increase in travel & entertainment.  The Company’s overall net loss for the current six months increased by $137,126 to $779,594.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2012

The Company’s cash position at August 31, 2012, was $54,830, a decrease of $167,074 from $221,904 at February 29, 2012.  Net cash used in operating activities during the six months ended August 31, 2012 and 2011, was $518,365 and $730,308, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $211,943 is primarily due to a $308,754 increase in accounts payable, a $66,154 increase in deferred officer compensation and a decrease of $127,597 in prepaid domain name renewal fees paid offset by a $174,300 gain from sale of domain name.

Net cash provided from investing activities for the six months ended August 31, 2012, was $146,291 which consisted of $175,000 of proceeds from the sale of a domain name offset by $22,311 used for the purchase of additional domain names, $4,526 used for the purchase of property and equipment and $1,872 for additional website development costs compared to net cash used of $11,433 for the six months ended August 31, 2011, which consisted of $11,219 used for the purchase of property and equipment and $214 used for the purchase of additional domain names.

Net cash provided by financing activities for the six months ended August 31, 2012, was $205,000 which consisted of proceeds from issuance of stock of $75,000 and payments received on stockholder subscription receivables of $130,000.  For the comparable period ended August 31, 2011, the Company received net cash provided by financing activities of $1,455,720 which consisted of proceeds from the issuance of common stock of $1,432,720, payments received on stockholder subscription receivables of $123,000 offset by a $100,000 payment on loan with director/stockholder.

Monthly cash operating expenses for the six months ended August 31, 2012, were approximately $86,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $99,000 per month, which includes the yearly cost of the renewal of the existing domain names totaling approximately $184,000, less $121,587 prepaid at February 29, 2012, for a total due of approximately $62,500.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2013, include $22,500 for development and maintenance support pertaining to their software development contract with Enable Consulting, LLC and a minimum payment of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA.  From September 1, 2012 to October 15, 2012, the Company has received cash proceeds of $20,000 from stock subscription receivables.

As of August 31, 2012, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the 2005 subscription agreements at August 31, 2012 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2012, is $869,654.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2012, is $300,000.

Summary

As of August 31, 2012, the Company had stock subscription receivables of $1,169,654 and for the six months ended August 31, 2012, the Company received stock subscription payments of $130,000.

The following table summarizes the stock subscription receivable, by quarter, at August 31, 2012:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2011	1,422,654	257,734	-	-	-
May 31, 2011	1,299,654	123,000	-	-	-
August 31, 2011	1,299,654	-	-	-	-
November 30, 2011	1,299,654	-	-	-	-
February 29, 2012	1,299,654	-	-	-	-
May 31, 2012	1,249,654	50,000	-	-	-
August 31, 2012	1,169,654	80,000	-	-	-

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

Recently Issued Accounting Pronouncements:

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on the results of operations, cash flows or financial condition.

In September 2011, FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of August 31, 2012, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of August 31, 2012, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 29, 2012, that material weaknesses continue to exist in our internal control over financial reporting as of August 31, 2012, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of August 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended August 31, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2012, the Company issued 15,277 restricted common shares at $0.55 per share, valued at $8,403, to six directors of the Company for payment of director fees and 909 restricted common shares at $0.55 per share, valued at $500, as compensation for the interim CFO/President.  The restricted common shares were valued based on the market price at time of issue.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2012, has previously been reported.

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

DigitalTown, Inc.

Dated: October 15, 2015

/s/ Paul R. Gramstad

Paul R. Gramstad

Chief Executive Officer and President

Principal Executive Officer

Chief Financial Officer

Principal Financial Officer