Form 10-Q
period 2012-11-30
DigitalTown, Inc.
filed 2013-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

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

There were 29,165,599 shares of the registrant’s common stock outstanding as of December 31, 2012.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II

Item 1.	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-18

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30,	February 29,
	2012	2012
	(unaudited)	(audited)
Current assets:
Cash	$ 18,451	$ 221,904
Accounts receivable	1,315	9,225
Current portion of prepaid domain name renewal fees	84,670	155,804
Prepaid expenses	4,320	6,970
Total current assets	108,756	393,903
Prepaid domain name renewal fees, net of current portion	-	10,025
Property and equipment, net	20,504	25,658
Intangible assets, net	1,026,462	1,079,221
Total assets	$ 1,155,722	$ 1,508,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 145,979	$ 26,946
Advance from director/stockholder	31,450	-
Loan from director/stockholder	25,000	-
Deferred revenue	15,978	6,031
Accrued payroll	7,625	4,471
Deferred officer compensation	84,616	-
Total current liabilities	310,648	37,448
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 29,165,599 and 29,047,638 shares issued and outstanding at November 30, 2012 and February 29, 2012, respectively	291,602	290,473
Additional paid-in-capital	26,767,510	26,555,219
Subscriptions receivable	(1,099,154)	(1,299,654)
Accumulated deficit	(25,114,884)	(24,074,679)
Total stockholders’ equity	845,074	1,471,359
Total liabilities and stockholders’ equity	$ 1,155,722	$ 1,508,807

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 16,049	$ 7,153	$ 37,188	$ 17,678

Cost of revenues	113,142	72,846	368,866	203,356

Gross profit (loss)	(97,558)	(65,693)	(331,678)	(185,678)

Operating expenses:
Selling, general and administrative expenses	162,849	3,221,452	883,189	3,740,383
Loss from operations	(260,407)	(3,287,145)	(1,214,867)	(3,926,061)
Other income (expense)
Interest expense	(255)	(3)	(255)	(3,631)
Other income	51	209	174,917	285
Total other income (expense)	(204)	206	174,662	(3,346)

Net loss before income tax	(260,611)	(3,286,939)	(1,040,205)	(3,929,407)
I Income tax provision	-	-	-	-
Net loss	$ (260,611)	$ (3,286,939)	$ (1,040,205)	$ (3,929,407)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.11)	$ (0.04)	$ (0.14)

Weighted average common shares outstanding - basic and diluted	29,165,599	29,011,928	29,141,649	28,630,481

 The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,040,205)	$ (3,929,407)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	9,680	7,540
Amortization of website development costs	84,602	54,926
Stock-based compensation expense	120,807	3,213,607
Stock issued for director fees	17,113	22,360
Stock issued for executive compensation	500	-
Changes in operating assets and liabilities:
Account receivable	7,910	(5,000)
Prepaid domain name renewal fees	81,159	(47,194)
Prepaid expense	2,650	14,438
Accounts payable	119,033	(276,536)
Accounts payable – related party	7,950	-
Advance from director/stockholder	23,500	-
Accrued payroll	3,154	(1,933)
Deferred officer compensation	84,616	(50,288)
Deferred revenue	9,947	5,000
Gain from sale of domain name	(174,300)	-
Net cash used in operating activities	(641,884)	(992,487)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,526)	(13,896)
Purchase of intangible assets - website development	(9,023)	(30,000)
Purchase of intangible assets – domain names	(23,520)	(2,556)
Proceeds from sale of domain name	175,000	-
Net cash provided (used) from investing activities	137,931	(46,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - director/stockholder	25,000	-
Payments on loan - director/stockholder	-	(137,088)
Payments received on stockholder subscription receivables	200,500	123,000
Proceeds from issuance of stock	75,000	1,457,722
Net cash provided by financing activities	300,500	1,443,634

Net change in cash and cash equivalents	(203,453)	404,695
Cash and cash equivalents, beginning of period	221,904	103,310
Cash and cash equivalents, end of period	$ 18,451	$ 508,005

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

The Company has sustained losses and negative cash flows from operations and expects these conditions to continue into the foreseeable future.  At November 30, 2012, the Company had an accumulated deficit of $25,114,884.  The Company anticipates that existing cash, expected future proceeds from its stock subscriptions receivable, future sales of its common stock, cash generated from the sale of its webmail service and additional sales of existing domain names should be sufficient to meet its working capital and capital expenditures needs through at least November 30, 2013.  In the event that we are unable to obtain additional capital in the future, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of November 30, 2012.

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

Concentrations

During the nine months ended November 30, 2012, one customer accounted for 32% of revenues. During the nine months ended November 30, 2011, one customer accounted for 91% of revenues. At November 30, 2012, one customer accounted for 51% of accounts receivable totaling $668 and at December 31, 2011, one customer accounted for 41% of accounts receivable totaling $3,800.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2012 and February 29, 2012.  In accordance with the guidance, the Company

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08,Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 3. Intangible Assets

Intangible assets, net are as follows:

	November 30, 2012	February 29, 2012
Domain names	$ 858,628	$ 835,809
Website development costs	360,481	351,457
Less accumulated amortization	(192,647)	(108,045)
	$ 1,026,462	$ 1,079,221

During the nine months ended November 30, 2012, the Company capitalized $23,520 in additional domain name purchases and sold a single domain name with a book value of $700 which decreased the capitalized cost of domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the nine months ended November 30, 2012, the Company incurred $59,576 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $140,735 on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the nine months ended November 30, 2012.  At November 30, 2012, the Company had $84,670 of prepaid domain name renewal fees which will be amortized over future periods.

During the nine months ended November 30, 2012, the Company capitalized $9,023 of additional website development costs which the Company determined were not ready for their intended use and therefore no amortization expense has been recorded for these costs.  The Company has a total recorded cost of $360,481 at November 30, 2012 and it has determined that $351,458 of these costs pertain to components of the Company’s website development that are ready for their intended use and have an estimated useful life of three years.  During the three and nine months ended November 30, 2012, the Company recorded $27,342 and $84,602, respectively,  to cost of revenues for amortization expense pertaining to these website components.

Note 4. Deferred Officer Compensation

Richard Pomije, the Chairman of the Company, has elected to forego a portion of his salary at various times due to limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the nine months ended November 30, 2012, the Company recorded $84,616 of deferred officer compensation.  During the nine months ended November 30, 2011, the Company recorded $8,654 of deferred officer compensation and made a payment of $58,942.  As of February 29, 2012; no balance was noted; whereas, as of November 30, 2012, $84,616 was recorded as deferred officer compensation.

Note 5. Stockholders’ Equity

Stock Transactions

On March 19, 2012, the Company entered into a stock purchase agreement and issued 75,000 shares of restricted common stock at a per share price of $1.00, for total cash proceeds of $75,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Stock Warrants

As of November 30, 2012, the Company has a total of 980,410 stock purchase warrants outstanding with an exercise price of $4.00.  The warrants expire two years from their date of issuance.  The weighted average remaining exercise period as of November 30, 2012 is 0.27 years.

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of November 30, 2012, this would translate into maximum ownership by Auctus of approximately 1,455,000 shares of the Company’s common stock.

In April 2011, the Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 on April 27, 2011 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the Drawdown Agreement.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the "Plan"). As of November 30, 2012, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under the Plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to two years from the grant date anniversary or upon consummation of employment.  The terms of the options range from five to ten years from the date of grant.

For the nine months ended November 30, 2012, the Company granted stock options to an officer/director allowing for the purchase of up to an aggregate of 600,000 shares of common stock.  The stock option agreement has a term of 10 years and the options vest as follows: 200,000 on March 19, 2012, 100,000 on March 19, 2013, 100,000 on March 19, 2014, 100,000 on March 19, 2015 and 100,000 on March 19, 2016.  The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods of each tranche in the Company’s consolidated statements of operations.

For stock options granted during the nine months ended November 30, 2012, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 19,
2012
Weighted-average volatility	115%
Expected dividends	None
Expected term (in years)	5
Weighted-average risk-free interest rate	1.20%
Weighted-average fair value of options granted	$0.32

The total fair value of the stock options granted by the Company for the nine months ended November 30, 2012 was $194,580.

During the three months ended November 30, 2012, 650,000 stock options were canceled with 600,000 due to the resignation of an Officer/Director and 50,000 due to the expiration of options issued to an advisor.  The Company reversed $28,151 of stock compensation expense previously recognized in the current year due to the cancelation of these options.

During the nine months ended November 30, 2012, the Company cancelled a total of 850,000 stock options and reversed $37,650 of stock option expense previously recognized in the current year.  Total stock compensation expense for all option grants was ($9,502) and $3,065,042 for the three months ended November 30, 2012 and 2011, respectively, and $120,807 and $3,213,607 for the nine months ended November 30, 2012 and 2011, respectively.  This expense is included in selling, general and administrative expense. As of November 30, 2012, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended November 30, 2012 and 2011 basic earnings (loss) per common share by $0.0003 and $(0.11), respectively, and the nine months ended November 30, 2012 and 2011 basic (loss) per common share by $(0.004) and $(0.11), respectively.  There is no unrecognized compensation expense at November 30, 2012.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 29, 2012	4,170,000	$ 1.313	-	-
Granted	600,000	1.000	-	-
Canceled or expired	(850,000)	1.293	-	-
Exercised	-	-	-	-
Outstanding – November 30, 2012	3,920,000	$ 1.269	7.19	-
Exercisable at November 30, 2012	3,820,000	$ 1.254	7.30	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

The Company entered into a five year lease with Jeff Mills, a director and stockholder of the Company, for approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  The lease commenced on December 15, 2006 at a monthly rent of $2,650 for the five year term of the lease and contains an option to renew for an additional term of one year at a monthly rent of $3,650.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The Company's lease payments to the director for the three months ended November 30, 2012 and 2011, totaled $7,950 for each period. For the nine months ended November 30, 2012 and 2011, the Company recorded $23,850 in lease payments to the director for each period. As of November 30, 2012, the Company owed $7,950 in the form of related party accounts payable to Jeff Mills.  No amount was payable as of February 29, 2012.

Minimum lease payments at November 30, 2012 are as follows:

FY 2013	$ 8,250
FY 2014	33,300
FY 2015	25,650
$ 67,200

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Loan from Director/Stockholder

As of November 30, 2012, the Company had an outstanding working capital loan of $25,000 from Jeff Mills, a director/stockholder of the Company.  The loan is due on demand and bears annual interest at 7.5%.  The Company made principal payments of $0 and received a draw of $25,000 during the nine months ended November 30, 2012.  Interest expense incurred on this loan for the three months ended November 30, 2012 and 2011 was $255 and $3, respectively, and for the nine months ended November 30, 2012 and 2011 was $255 and $3,631, respectively.

Advance from Director/Stockholder

As of November 30, 2012, the Company had an outstanding cash advance of $23,500 from Richard Pomije, a director/stockholder and chairman of the Company.  The advance does not accrue interest and is due and payable as funds become available in the future.

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable which establishes payment terms for the remaining balance due to Enable at May 31, 2012, of $36,000, pertaining to subscription fees from the original contract, and prioritizes the remaining unresolved maintenance items which Enable will complete by August 15, 2012.  As of November 30, 2012, the prioritized maintenance items previously agreed to remained unresolved and the balance due of $22,500 was reversed and credited to professional fees.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of November 30, 2012, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of November 30, 2012, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Common Stock Subscriptions Receivable

As of November 30, 2012, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at November 30, 2012 is $0.

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

(unaudited)

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2012 is $799,154.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2012 is $300,000.

Summary

For the nine months ended November 30, 2012, the Company received stock subscription payments of $200,500 and as of November 30, 2012, the Company had related party stock subscriptions receivable aggregating $1,099,154 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Receivable balance at February 29, 2012	1,299,654
Cash collected	(50,000)
Receivable balance at May 31, 2012	1,249,654
Cash collected	(80,000)
Receivable balance at August 31, 2012	1,169,654
Cash collected	(70,500)
Receivable balance at November 30, 2012	$ 1,099,154

Summary of outstanding subscriptions:
2005 subscriptions	$ -
2007 subscriptions	799,154
2010 subscriptions	300,000
$ 1,099,154

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4.0% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $0.75 purchase price, or $0.225, if the market price of the stock is below $0.75 when converted. The protection may be provided in additional shares if necessary.  For the nine month period ended November 30, 2012, there was no downside protection provided because the stock price did not go below $0.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $0.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  As of April 2012, the 2005 subscription agreements were paid for in their entirety and any downside protection ceased.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2012 and 2011:

Three months ended
November 30,
	2012	2011
Basic earnings (loss) per share calculation:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net loss to common shareholders	$ (260,611)	$ (3,286,939)
Weighted average of common shares outstanding	29,165,599	29,011,928
Basic net loss per share	$ (0.01)	$ (0.11)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (260,611)	$ (3,286,939)
Weighted average of common shares outstanding	29,165,599	29,011,928
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,165,599	29,011,928

Diluted net loss per share	$ (0.01)	$ (0.11)

Nine months ended
November 30,
	2012	2011
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,040,205)	$ (3,929,407)
Weighted average of common shares outstanding	29,141,649	28,630,481
Basic net loss per share	$ (0.04)	$ (0.14)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,040,205)	$ (3,929,407)
Weighted average of common shares outstanding	29,141,649	28,630,481
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,141,649	28,630,481

Diluted net loss per share	$ (0.04)	$ (0.14)

(1)

At November 30, 2012 and 2011, there were outstanding stock options equivalent of 3,920,000 and 4,720,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2012 and 2011 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2012 and 2011, there were outstanding warrants equivalent to 980,410 and 1,089,077 common shares, respectively.   The warrants are anti-dilutive at November 30, 2012 and 2011 and therefore have been excluded from diluted earnings (loss) per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11. Supplemental Disclosure of Cash Flow Information

	Nine months ended
	November 30,
	2012	2011
Non-cash flow information:
Cash paid for interest	$ 255	$ 3,631

Note 12. Subsequent Events

The Company has collected $27,500 of its stock subscription receivables during the period from December 1, 2012 to January 15, 2013.

The Company has paid $15,000 of its director/stockholder advance during the period from December 1, 2012 to January 15, 2013.

On December 1, 2012, the Company granted 200,000 options to David W. Dahl who was appointed to the board of directors on December 10, 2012.  The options have an exercise price of $1.00 per share, a term of 10 years and the options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.

On December 1, 2012, the Company granted 200,000 options each to David W. Dahl and Andy Dahl as advisors to the Company.  The options have an exercise price of $1.00 per share, a term of 10 years and the options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.  The options that vest on December 1, 2013, December 1, 2014 and December 1, 2015 carry a vesting period stock appreciation goal restriction of a $4.00 volume weighted average price ("VWAP") with an average of 25,000 shares trading per day over a 15 day period.  Once this goal is achieved, the restriction is lifted for all the effected options and they will vest as scheduled.

On December 13, 2012, the Company received an additional working capital draw of $24,000 from Jeff Mills, a director/stockholder of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2012, and its results of operations for the three and nine months ended November 30, 2012 and 2011, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 29, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2012, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.  In October 2010, the Company completed the initial rollout of its new high school spirit websites on approximately 20,000 of their high school spirit websites.  The high school spirit websites continue to feature schedules, scores and Active Power Rankings for high school football, basketball and boys’ and girls’ lacrosse.

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

On April 5, 2011, the Company’s registration statement, initially filed December 23, 2010, was declared effective by the Securities and Exchange Commission (“SEC”).  The effective registration statement allows the Company to sell up to 3,000,000 of its shares to Auctus Private Equity Fund, LLC (“Auctus”) as part of a drawdown equity financing agreement (“Drawdown Agreement”) the Company signed with Auctus on December 3, 2010.  Per the agreement, the Company, at its discretion, has the right to sell up to $10.0 million of common stock to Auctus over a 36 month period per the conditions set forth in the agreement.  The Company issued a drawdown notice to Auctus for $50,000.  Auctus honored $2,108 of the notice, but has refused to honor the balance.  The Company considers Auctus to be in breach of the drawdown agreement.  As of November 30, 2012, the Company has not issued any additional drawdown notices.

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

On July 31, 2012, DigitalTown and the National Interscholastic Athletic Administrators Association ("NIAAA") jointly announced that TrustedWebmail will be the official recommended email provider of the NIAAA for athletic administrators, coaches and athletes nationwide.

In December, 2012, DigitalTown launched its webmail service called TrustedWebmail which is currently completing its final live beta testing.  TrustedWebmail features advanced monitoring controls for schools, athletic directors, youth leagues and business and will provide an easy method for monitoring emails sent and received.  DigitalTown plans to launch a second tool called Trusted Cell Phone, which is a predator-averse parental/coach/teacher monitoring application which allows you to monitor all texts (SMS or MMS), phone calls, or images into or out of any android based cellular phone under your control.  The launch of Trusted Cell Phone should occur by the end of the Company’s fiscal fourth quarter.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2012 and 2011

During the three months ended November 30, 2012, the Company recorded revenues of $16,049 and cost of revenues of $113,607 for a negative gross profit of $(97,558) compared to revenues of $7,153 and cost of revenues of $72,846 for a negative gross profit of $(65,693), for the same period in 2011.  For the three months ended November 30, 2012, revenue consisted of the direct sale of display advertising of $9,644, commissions generated from advertising on our websites of $6,245 and $160 from sales of our webmail service.  For the comparable period, revenue consisted entirely of commissions generated from advertising on our websites of $7,153.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $47,048 for 2012 compared to $45,517 for 2011, server/bandwidth expense of $14,546 for 2012 and $9,020 for 2011, amortization of website development fees of $27,342 for 2012 and $18,309 for 2011 and direct sales expense of $24,671 for 2012 compared to $0 for 2011.  The direct sales expense for 2012 consisted of sales and graphic design personnel salaries and commissions.  For the two comparable periods, the increase of $24,206 in direct sales expense and $9,033 in amortization of website development fees pertain to the Company’s launch of its direct sales effort and sales center, respectively.

Selling, general and administrative expenses for the most current three months decreased by $3,058,603 to $162,849 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was ($9,502) for the three months ended November 30, 2012 compared to $3,065,042 for the three months ended November 30, 2011, a decrease of $3,074,544, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $172,351 for the three months ended November 30, 2012 compared to $156,410 for the three months ended November 30, 2011.  The increase of $15,641 was primarily due to a $23,598 increase in salary expense and $11,823 increase in benefits cost offset by a $13,154 decrease in professional fees and a $7,500 decrease in administrative fees.  The Company’s overall net loss for the three months ended November 30, 2012, decreased by $3,026,328 to $260,611.

NINE MONTHS ENDED NOVEMBER 30, 2012 and 2011

During the nine months ended November 30, 2012, the Company recorded revenues of $37,188 and cost of revenues of $368,866 for a negative gross profit of $(331,678) compared to revenues of $17,678 and cost of revenues of $203,356 for a negative gross profit of $(185,678), for the same period in 2011.  For the nine months ended November 30, 2012, revenue consisted of commissions generated from advertising on our websites of $15,051, the direct sale of display advertising of $21,977 and $160 from sales of our webmail service.  For the comparable period, revenue consisted entirely of commissions generated from advertising on our websites of $17,678.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $140,735 for 2012 compared to $131,205 for 2011, server/bandwidth expense of $35,198 for 2012 and $17,225 for 2011, amortization of website development fees of $84,602 for 2012 and $54,926 for 2011 and direct sales expense of $108,331 for 2012 compared to $0 for 2011.  The direct sales expense for 2012 consisted of sales and graphic design personnel salaries, commissions and fees paid to a call center.  For the two comparable periods, the increase of $108,331 in direct sales expense and $29,676 in amortization of website development fees pertain to the Company’s launch of its direct sales effort and sales center, respectively.

Selling, general and administrative expenses for the most current nine months decreased by $2,857,194 to $883,189 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $120,807 for the nine months ended November 30, 2012 compared to $3,213,607 for the nine months ended November 30, 2011, a decrease of $3,092,800, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $762,382 for the nine months ended November 30, 2012, compared to $526,776 for the nine months ended November 30, 2011.  The increase of $235,606 was primarily due to a $136,120 increase in salary expense, $40,873 increase in professional fees, $39,563 increase in benefits cost and $13,234 increase in travel & entertainment.  The Company’s overall net loss for the nine months ended November 30, 2012, decreased by $2,889,202 to $1,040,205.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2012

The Company’s cash position at November 30, 2012, was $18,451, a decrease of $203,453 from $221,904 at February 29, 2012.  Net cash used in operating activities during the nine months ended November 30, 2012 and 2011, was $641,884 and $992,487, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $350,603 is primarily due to a $403,519 increase in accounts payable, a $134,904 increase in deferred officer compensation and an increase of $128,353 in prepaid domain name renewal fees paid offset by a $174,300 gain from sale of domain name.

Net cash provided from investing activities for the nine months ended November 30, 2012, was $137,931 which consisted of $175,000 of proceeds from the sale of a domain name offset by $23,520 used for the purchase of additional domain names, $9,023 used for additional website development costs and $4,526 used for the purchase of property and equipment compared to net cash used of $46,452 for the nine months ended November 30, 2011, which consisted of $30,000 used for additional website development costs, $13,896 used for the purchase of property and equipment and $2,556 used for the purchase of additional domain names.

Net cash provided by financing activities for the nine months ended November 30, 2012, was $300,500 which consisted of payments received on stockholder subscription receivables of $200,500, proceeds from issuance of stock of $75,000 and proceeds from director/stockholder loan of $25,000.  For the comparable period ended November 30, 2011, the Company received net cash provided by financing activities of $1,443,634 which consisted of proceeds from the issuance of common stock of $1,457,722, payments received on stockholder subscription receivables of $123,000 offset by a $137,088 payment on loan with director/stockholder.

Monthly cash operating expenses for the nine months ended November 30, 2012, were approximately $71,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward for the remainder of the fiscal year should be approximately $76,000 per month, which includes the remaining projected cost of the renewal of the existing domain names totaling approximately $3,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements at November 30, 2012 consist of $30,000 due to the NIAAA for expenses pertaining to the Company’s Strategic Partnership Agreement, $23,500 due to director/stockholder for a cash advance, $84,616 of deferred compensation due to director/stockholder and a $25,000 loan due to director/stockholder which is payable on demand.  From December 1, 2012 to January 14, 2013, the Company has received cash proceeds of $27,500 from its stock subscription receivables.

As of November 30, 2012, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the 2005 subscription agreements at November 30, 2012 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2012, is $799,154.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2012, is $300,000.

Summary

As of November 30, 2012, the Company had stock subscription receivables of $1,099,154 and for the nine months ended November 30, 2012, the Company received stock subscription payments of $200,500.

The following table summarizes the stock subscription receivable, by quarter, at November 30, 2012:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2011	$ 1,422,654	$ 257,734	-	-	-
May 31, 2011	1,299,654	123,000	-	-	-
August 31, 2011	1,299,654	-	-	-	-
November 30, 2011	1,299,654	-	-	-	-
February 29, 2012	1,299,654	-	-	-	-
May 31, 2012	1,249,654	50,000	-	-	-
August 31, 2012	1,169,654	80,000	-	-	-
November 30, 2012	1,099,154	70,500

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4.0% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $0.75 purchase price, or $0.225, if the market price of the stock is below $0.75 when converted, the protection may be provided in additional shares if necessary.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser pays in full for the shares under a subscription agreement, the closing price of the shares of the Company’s stock is less than $0.75; the shareholder then would be entitled to up to 30% additional shares, depending on the trading share price.  As of April 2012, the 2005 subscription agreements were paid for in their entirety and any downside protection ceased.

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables, future proceeds from the issuance of our common stock, proceeds from the sale of current domain names and cash generated from the sale of its webmail service should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect our stock subscription receivables as needed or raise additional capital through the sale of our common stock or sell additional domain names on acceptable terms or generate sufficient cash flow from the sale of its webmail service, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Recently Issued Accounting Pronouncements:

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08,Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements.  DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of November 30, 2012, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of November 30, 2012, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 29, 2012, that material weaknesses continue to exist in our internal control over financial reporting as of November 30, 2012, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of November 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended November 30, 2012, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2012, has previously been reported.

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

DigitalTown, Inc.

Dated: January 14, 2013

/s/ Paul R. Gramstad_____________________

Paul R. Gramstad

Chief Executive Officer and President

Principal Executive Officer

Chief Financial Officer

Principal Financial Officer