Form 10-K
period 2013-02-28
DigitalTown, Inc.
filed 2013-06-12
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2013

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

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [X] No

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $4,946,725 as of the last day of the Company’s most recently completed second fiscal quarter (August 31, 2012), when the last reported sales price was $0.75.

There were 29,160,599 shares of the registrant’s common stock outstanding as of June 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

TABLE OF CONTENTS

PART I

1

ITEM 1.   BUSINESS

1

ITEM 1A.  RISK FACTORS

2

ITEM 2.  PROPERTIES

7

ITEM 3.  LEGAL PROCEEDINGS

8

ITEM 4.  MINE SAFETY DISCLOSURES

8

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  9

ITEM 6.  SELECTED FINANCIAL DATA

10

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  19

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

19

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  47

ITEM 9A.  CONTROLS AND PROCEDURES.

48

ITEM 9B. OTHER INFORMATION

50

PART III

51

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

51

ITEM 11.  EXECUTIVE COMPENSATION

53

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  56

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

57

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

58

PART IV

60

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

60

SIGNATURES

61

PART I

ITEM 1.   BUSINESS

GENERAL

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.

In March 2013, DigitalTown filed a trademark application with the U.S. Patent and Trademark Office for the service mark “America’s Prodigy”.  The Company is the holder of Americasprodigy.com and various other prodigy related domain names.  The application lists its goods and services as entertainment services, namely, conducting contests.

In February 2013, public registration began for TrustedWebmail, DigitalTown’s webmail platform.  TrustedWebmail features advanced monitoring controls for schools, athletic directors, youth leagues and business and will provide an easy method for monitoring emails sent and received. DigitalTown plans to launch a second tool called Trusted Cell Phone, which is a predator-averse parental/coach/teacher monitoring application which allows you to monitor all texts (SMS or MMS), phone calls, or images into or out of any android based cellular phone under your control.

On July 31, 2012, DigitalTown and the National Interscholastic Athletic Administrators Association ("NIAAA") jointly announced that TrustedWebmail will be the official recommended email provider of the NIAAA for athletic administrators, coaches and athletes nationwide.

On May 23, 2012, DigitalTown and The Active Network, Inc. (“Active”) completed a Handoff Agreement of the technology assets supporting DigitalTown’s school spirit websites and its related social networking sites. The Handoff Agreement indicates that both DigitalTown and Active agreed to mutually terminate the Strategic Alliance Agreement, initially entered between the parties on September 29, 2009, and subsequently re-entered between the parties on September 30, 2011.

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

EMPLOYEES

As of February 28, 2013, DigitalTown, Inc. has five employees.  The Company’s employees are not represented by a union.  The Company knows of no adverse labor issues with any employee.

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

RISKS RELATED TO OUR BUSINESS

We have a history of losses and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising a substantial doubt about our ability to continue as a going concern.

We incurred net losses $1,403,327 and $4,243,765 for the years ended February 28, 2013 and February 29, 2012, respectively, and had an accumulated deficit of $25,478,006 at February 28, 2013. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended February 28, 2013 contained a qualification raising a substantial doubt about our ability to continue as a going concern. We can provide no assurance regarding when, if ever, we will become profitable. As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We may not be able to collect on our stock subscription receivables or raise capital through the sale of our common stock as needed to fund our operations.

At February 28, 2013, the Company had stock subscription receivables of $978,854 and for the year ended February 28, 2013, the Company received stock subscription payments of $320,800.

We believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables, proceeds from the sale of domain names and proceeds from the sale of our common stock should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect on our outstanding stock subscription receivables as needed or raise capital through the sale of our common stock and domain names as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses are approximately $82,000 per month.

We may need to raise additional capital to finance operations.

Funding of our operations has relied almost entirely on the collection of outstanding subscription receivables and proceeds from the sale of our common stock.  We will need to raise additional capital to fund our anticipated operating expenses and execute our business plan.  We cannot be assured that financing will be available or on favorable terms.  We have only executed one drawdown with Auctus per the drawdown agreement as described in our Registration Statement on Form S-1 filed December 23, 2010, and this financing option may not be available to us. The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our future success depends, in significant part, on the continued services of Richard Pomije, our Chairman and Secretary/Treasurer. We cannot assure you that we would be able to find an appropriate replacement for him or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have an employment agreement with Mr. Pomije nor do we presently maintain a key-man life insurance policy on him.

We could fail to renew our domain names on a timely basis.

Our future success depends, in significant part, on the continued renewal of our domain names on a timely basis.  In order to retain the rights to our domain names, they need to be renewed on an annual basis by paying the annual renewal fee within a specified time period.  If the domain names are not renewed within the specified time period, they become available to the general public and the rights could be obtained by any outside third party if they paid the annual renewal fee.  Any loss of our domain name rights could adversely affect our ability to execute our business plan.  The Company does have controls and procedures in place to ensure that all domain names are renewed in a timely manner.

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

Our executive officers and directors, in the aggregate, have the ability appoint members to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers. This influence could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

Our shares may be defined as "penny stock", the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Shares of our common stock may be defined as a “penny stock” under the Securities and Exchange Act of 1934 and rules of the SEC.  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

•

Excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and,

•

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices creating consequential investor losses.

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

We registered an aggregate of 3,000,000 shares of common stock for issuance pursuant to the drawdown agreement with Auctus.  Assuming Auctus fulfills the terms of the drawdown agreement, the sale of these shares into the public market could depress the market price of our common stock.

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

ITEM 2.  PROPERTIES

The Company leases from Jeff Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices at 11974 Portland Avenue, Burnsville, Minnesota. The terms of the lease call for monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The future rent obligations of this lease at February 28, 2013 total $58,950.

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

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock is traded on the OTC Markets “OTCQB”. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2013 and February 29, 2012.

Fiscal Year 2013	Low	High
First Quarter	$0.29	$1.04
Second Quarter	0.37	1.05
Third Quarter	0.37	0.75
Fourth Quarter	0.37	0.69

Fiscal Year 2012	Low	High
First Quarter	$1.27	$2.80
Second Quarter	1.25	2.25
Third Quarter	0.80	2.00
Fourth Quarter	0.35	1.02

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of May 29, 2013, there were approximately 137 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 28, 2013 and February 29, 2012 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,	February 29,
Balance Sheet Data	2013	2012
Total Assets	$ 1,116,242	$ 1,508,807
Total Liabilities	455,458	37,448
Stockholders’ Equity	660,784	1,471,359

	February 28,	February 29,
Operating Statement Data	2013	2012
Revenues	$ 49,562	$ 23,335
Cost of revenues	462,903	281,554
Gross profit (loss)	(413,341)	(256,219)

Operating expenses	1,162,498	3,984,287
Loss from operations	(1,575,839)	(4,240,506)
Other income (expense), net	172,512	(3,259)
Net loss	$ (1,403,327)	$ (4,243,765)

Loss per common share-basic and diluted	$(0.05)	$(0.15)
Weighted average shares outstanding-basic and diluted	29,145,020	28,729,312

	February 28,	February 29,
Cash Flow Statement Data	2013	2012
Net cash used in operating activities	$ (764,872)	$ (1,289,716)
Net cash used in investing activities	134,174	(50,325)
Net cash provided by financing activities	444,800	1,458,635
Net change in cash	(185,898)	118,594
Cash and cash equivalents, beginning of period	221,904	103,310
Cash and cash equivalents, end of period	$ 36,006	$ 221,904

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2013 and February 29, 2012, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

Company Overview

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.

In March 2013, DigitalTown filed a trademark application with the U.S. Patent and Trademark Office for the service mark “America’s Prodigy”.  The Company is the holder of Americasprodigy.com and various other prodigy related domain names.  The application lists its goods and services as entertainment services, namely, conducting contests.

In February 2013, public registration began for TrustedWebmail, DigitalTown’s webmail platform.  TrustedWebmail features advanced monitoring controls for schools, athletic directors, youth leagues and business and will provide an easy method for monitoring emails sent and received. DigitalTown plans to launch a second tool called Trusted Cell Phone, which is a predator-averse parental/coach/teacher monitoring application which allows you to monitor all texts (SMS or MMS), phone calls, or images into or out of any android based cellular phone under your control.

On July 31, 2012, DigitalTown and the National Interscholastic Athletic Administrators Association ("NIAAA") jointly announced that TrustedWebmail will be the official recommended email provider of the NIAAA for athletic administrators, coaches and athletes nationwide.

 On May 23, 2012, DigitalTown and The Active Network, Inc. (“Active”) completed a Handoff Agreement of the technology assets supporting DigitalTown’s school spirit websites and its related social networking sites. The Handoff Agreement indicates that both DigitalTown and Active agreed to mutually terminate the Strategic Alliance Agreement, initially entered between the parties on September 29, 2009, and subsequently re-entered between the parties on September 30, 2011.

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

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2013 AND FEBRUARY 29, 2012

During the year ended February 28, 2013, the Company recorded revenue of $49,562 and cost of revenue of $462,903 for a negative gross profit of $(413,340) compared to revenue of $25,335 and cost of revenue of $281,554 for a negative gross profit of $(256,219) from operations during the year ended February 29, 2012.  For the twelve months ended February 28, 2013 revenue consisted of commissions generated from advertising and merchandise of $22,203, direct sale of display advertising totaling $27,010 and $349 from the sale of our Trusted Webmail service.  For the comparable period, revenue consisted of $24,067 from commissions generated from advertising and merchandise and $1,268 from the direct sale of display advertising.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $188,232 and $177,072, direct sales expense of $122,251 and $3,348, amortization of website development fees of $111,944 and $73,235, server/bandwidth expense of $40,476 and $27,899, respectively, for the two comparable periods.

Selling, general and administrative expenses for the year ended February 28, 2013, decreased by $2,821,789 to $1,162,498 compared to a year ago due mainly to a decrease in non-cash stock compensation expense of $3,086,400 for the current year.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses increased by $264,611 to $983,159 compared to a year ago. The increase was primarily due to additional salary expense of $147,518, an increase of $48,592 in employee benefits and $59,041 of additional professional fees.

The Company’s overall net loss for the current year decreased by $2,840,438 to $1,403,327.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2013, was $36,006, a decrease of $185,898 from $221,904 at February 29, 2012.  During the year ended February 28, 2013, net cash used in operating activities was $764,872 compared to cash used of $1,289,716 for the comparable period.  When comparing the two periods, the decrease in cash used in operating activities of $524,844 for the year ended February 28, 2013 is primarily due to increases of $465,355 in accounts payable and $202,597 in deferred officer compensation along with a decrease of $246,071 in prepaid domain name renewal fees offset by a $174,300 gain on the sale of a domain name.  The increase in prepaid domain name renewal fees is primarily due to the Company prepaying $121,587 of renewal fees in Fiscal Year 2012 for domain names with renewal dates in Fiscal Year 2013.

Net cash provided by investing activities for the year ended February 28, 2013, was $134,174, which consisted of proceeds from the sale of a domain name of $175,000 offset by $11,223 used for website development costs, $4,526 used for purchases of property and equipment and $25,077 used for the purchase of additional domain names as compared to net cash used of

$50,325 for the comparable period one year ago, of which $30,000 was used for website development costs, $16,183 was used for purchases of property and equipment and $4,142 was used for the purchase of additional domain names.

Net cash provided by financing activities for the year ended February 28, 2013, was $444,800 which consisted of payments received on stockholder subscription receivables of $320,800 and proceeds from the issuance of common stock of $75,000 and proceeds of $49,000 from a director/stockholder loan.  For the comparable period ended February 29, 2012, the Company received net cash provided by financing activities of $1,458,635 which consisted of payments received on stockholder subscription receivables of $123,000, proceeds from the issuance of common stock of $1,472,723 offset by principal payments on loan from a director/shareholder of  $137,088.

Monthly cash operating expenses for the year ended February 28, 2013, were approximately $109,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $82,000 per month, which includes the annual renewal cost of the existing domain names of approximately $212,000. In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2014, include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA, $22,500 pertaining to software development maintenance agreement and a promissory note with Jeff Mills, a director and stockholder, has a balance due of $49,000 as of February 28, 2013 and is payable on demand.  From March 1, 2013 to June 10, 2013, the Company has received cash proceeds of approximately $93,000 from stock subscription receivables.

As of February 28, 2013, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the 2005 subscription agreements at February 28, 2013 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2013, is $678,854.

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

The outstanding balance owed on the 2010 subscription agreement at February 28, 2013, is $300,000.

Summary

As of February 28, 2013, the Company had stock subscription receivables of $978,854 and for the twelve months ended February 28, 2013, the Company received stock subscription payments of $320,800.

The following table summarizes the stock subscription receivable, by quarter, at February 28, 2013:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2012	1,299,654	-	-	-	-
May 31, 2012	1,249,654	50,000	-	-	-
August 31, 2012	1,169,654	80,000	-	-	-
November 30, 2012	1,099,154	70,500	-	-	-
February 28, 2013	978,854	120,300	-	-	-

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

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables and future proceeds from the issuance of our common stock and the sale of existing domain names should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect our stock subscription receivables as needed or raise additional capital through the sale of our common stock or sell existing domain names on acceptable terms, we would be forced to further reduce operating expenses and/or cease operations altogether.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	20

Consolidated Financial Statements:
Consolidated Balance Sheets	21
Consolidated Statements of Operations	22
Consolidated Statements of Stockholders' Equity	23
Consolidated Statements of Cash Flows	24
Notes to Consolidated Financial Statements	25-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (the “Company”) as of February 28, 2013 and February 29, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and cash flows for the for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 2 to the consolidated financial statements for further information regarding this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 10, 2013

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	February 29,
	2013	2012
Current assets:
Cash	$ 36,006	$ 221,904
Accounts receivable	6,783	9,225
Current portion of prepaid domain name renewal fees	47,656	155,804
Prepaid expenses	5,674	6,970
Total current assets	96,119	393,903
Prepaid domain name renewal fees, net of current portion	-	10,025
Property and equipment, net	17,247	25,658
Intangible assets, net	1,002,876	1,079,221
Total assets	$ 1,116,242	$ 1,508,807
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 225,052	$ 26,946
Accounts payable – related party	7,445	-
Loan from director/stockholder	49,000	-
Deferred revenue	9,114	6,031
Accrued payroll	12,538	4,471
Deferred officer compensation	152,309	-
Total current liabilities	455,458	37,448
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 29,160,599 and 29,047,638 shares issued and outstanding at February 28, 2013 and February 29, 2012, respectively	291,602	290,473
Additional paid-in-capital	26,826,042	26,555,219
Subscriptions receivable	(978,854)	(1,299,654)
Accumulated deficit	(25,478,006)	(24,074,679)
Total stockholders’ equity	660,784	1,471,359
Total liabilities and stockholders’ equity	$ 1,116,242	$ 1,508,807

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	February 28, 2013	February 29, 2012
Revenues	$ 49,562	$ 25,335

Cost of revenues	462,903	281,554

Gross profit (loss)	(413,341)	(256,219)

Operating expenses:
Selling, general and administrative expenses	1,162,498	3,984,287
Loss from operations	(1,575,839)	(4,240,506)
Other income (expense):
Interest expense	(1,916)	(3,631)
Other income	174,428	372
Total other income (expense)	172,512	(3,259)

Net loss before income taxes	(1,403,327)	(4,243,765)
Income tax provision	-	-
Net loss	$ (1,403,327)	$ (4,243,765)

Net loss per common share – basic and diluted	$ (0.05)	$ (0.15)

Weighted average common shares outstanding – basic and diluted	29,145,020	28,729,312

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended February 28, 2013 and February 29, 2012

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 28, 2011	28,034,993	$280,347	$21,797,023	$ (1,422,654)	$(19,830,914)	$823,802
Issuance of common stock at $1.50 per share	980,410	9,804	1,460,811	-	-	1,470,615
Issuance of common stock at $2.108 per share	1,000	10	2,098	-	-	2,108
Payments received on subscription agreements	-	-	-	123,000	-	123,000
Stock based compensation	-	-	3,265,739	-	-	3,265,739
Common stock issued for director fees	31,235	312	29,548	-	-	29,860
Net loss	-	-	-	-	(4,243,765)	(4,243,765)
Balance February 29, 2012	29,047,638	290,473	26,555,219	(1,299,654)	(24,074,679)	1,471,359
Issuance of common stock at $1.00 per share	75,000	750	74,250	-	-	75,000
Payments received on subscription agreements	-	-	-	320,800	-	320,800
Stock based compensation	-	-	179,339	-	-	179,339
Common stock issued for director fees	37,052	370	16,743	-	-	17,113
Common stock issued for officer fees	909	9	491	-	-	500
Net loss	-	-	-	-	(1,403,327)	(1,403,327)
Balance February 28, 2013	29,160,599	$291,602	$26,826,042	$ (978,854)	$(25,478,006)	$ 660,784

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	February 28, 2013	February 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,403,327)	$ (4,243,765)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	12,938	10,831
Amortization of website development cost	111,944	73,235
Stock based compensation expense	179,339	3,265,739
Non-cash stock issued for director fees	17,613	29,860
Gain from sale of domain name	(174,300)	-
Changes in operating assets and liabilities:
Accounts receivable	2,442	(9,225)
Prepaid domain name renewal fees	118,173	(127,898)
Prepaid expense	1,296	23,455
Accounts payable	198,106	(259,804)
Accounts payable – related party	7,445	-
Accrued payroll	8,067	(7,887)
Deferred officer compensation	152,309	(50,288)
Deferred revenue	3,083	6,031
Net cash used in operating activities	(764,872)	(1,289,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,526)	(16,183)
Purchase of intangible asset – website development	(11,223)	(30,000)
Purchase of intangible assets – domain names	(25,077)	(4,142)
Proceeds from sale of domain name	175,000	-
Net cash provided by investing activities	134,174	(50,325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan – director/stockholder	49,000	-
Payments on loan – director/stockholder	-	(137,088)
Payments received on stockholder subscriptions receivable	320,800	123,000
Proceeds from issuance of common stock	75,000	1,472,723
Net cash provided by financing activities	444,800	1,458,635

Net change in cash and cash equivalents	(185,898)	118,594
Cash and cash equivalents, beginning of period	221,904	103,310
Cash and cash equivalents, end of period	$ 36,006	$ 221,904

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiaries Tiger Media and The School Network. All material intercompany accounts and transactions have been eliminated in consolidation.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

Concentrations

During the year ended February 28, 2013, one customer accounted for 38% of revenues. During the year ended February 29, 2012, one customer accounted for 74% of revenues. At February 28, 2013, one customer accounted for 100% of accounts receivable totaling $6,783 and at February 29, 2012, one customer accounted for 41% of accounts receivable totaling $3,800.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of February 28, 2013 and February 29, 2012:

	Fair Value Measurements at February 28, 2013
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$1,002,876

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

	Fair Value Measurements at February 29, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$1,079,221

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended February 28, 2013 and February 29, 2012.

Level 3 assets consist of intangible assets.  No fair value adjustment was necessary during the years ended February 28, 2013 and February 29, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 28 2013 and February 29, 2012, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000.  At February 28, 2013 and February 29, 2012, the Company had no uninsured cash balances.

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

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-50) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three year life.  The Company recorded $219,989 and $108,045 of amortization expense for the years ended February 28, 2013 and February 29, 2012, respectively.  See Note 4 for further information.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names/website development costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  The Company has determined that no impairment charge was necessary as of February 28, 2013 or February 29, 2012.

Property and Equipment

Property and equipment are stated at cost and depreciated on a a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $12,938 and $10,831 of depreciation expense for the years ended February 28, 2013 and February 29, 2012, respectively.  Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized.  As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.  See Note 3 for further information.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

related accruals for interest and penalties have been recorded at February 28, 2013 and February 29, 2012.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

Stock-Based Compensation, including options and Warrants

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 28, 2013 and February 29, 2012, the Company had no items defined as other comprehensive income (loss).

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 28, 2013 and February 29, 2012.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

Note 2. Going Concern

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

At February 28, 2013, the Company had an accumulated deficit of $25,478,006.  Subsequent to February 28, 2013, the Company has received cash proceeds totaling approximately $93,000 from its stock subscription receivable. The Company anticipates that expected future proceeds from its stock subscription receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2014.  In the event that we are unable to obtain

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

additional capital in the future, we would be forced to further reduce operating expenses and/or cease operations altogether.

Note 3. Property and Equipment

Property and equipment are as follows:

	February 28,	February 29,
	2013	2012
Office equipment and furniture	$ 512,156	$ 507,630
Less accumulated depreciation	(494,910)	(481,972)
Property and equipment, net	$ 17,246	$ 25,658

Depreciation expense for the fiscal years ended February 28, 2013 and February 29, 2012 was $12,938 and $10,831, respectively.

Note 4. Intangible Assets

Intangible assets, net are as follows:

	February 28,	February 29,
	2013	2012
Domain names	$ 860,186	$ 835,809
Website development costs	362,680	351,457
Less accumulated amortization	(219,989)	(108,045)
Intangible assets, net	$ 1,002,877	$ 1,079,221

During the twelve months ended February 28, 2013, the Company capitalized $25,077 of additional domain name purchases and sold a single domain name with a book value of $700 for a net increase of $24,377 in capitalized domain names.  During the twelve months ended February 29, 2012, the Company capitalized $4,142 of additional domain name purchases. Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the twelve months ended February 28, 2013 and February 29, 2012, the Company incurred $70,059 and $304,970, respectively, of annual domain name renewal fees and has expensed $188,232 and $177,072, respectively, to cost of revenues on a straight line basis and has recorded $47,656 and $165,829, respectively, as prepaid expense at February 28, 2013 and February 29, 2012.  The prepaid amount of $165,829 at February 29, 2012 includes $121,587 of renewal fees paid in advance of their fiscal year 2013 annual renewal date.

During the twelve months ended February 28, 2013 and February 29, 2012, the Company capitalized $11,223 and $30,000, respectively, of website development costs.  The Company has a total recorded cost of $362,680 at February 28, 2013 and it has determined that $351,458 of these costs pertain to a component that is ready for its intended use and have an estimated useful life of three years.  During the

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

twelve months ended February 28, 2013 and February 29, 2012, the Company recorded $111,944 and $73,235, respectively, of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.

Future amortization expense at February 28, 2013 is as follows:

FY 2014	$ 87,552
FY 2015	43,917
$ 131,469

Note 5. Deferred Officer Compensation

Richard Pomije, the Secretary, Treasurer and Chairman of the Company, has elected to forego a portion of his salary at various times due to the Company’s limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  During the twelve months ended February 28, 2013, the Company recorded $152,309 of deferred officer compensation and made no payments to Mr. Pomije.  The balances at February 28, 2013, and February 29, 2012, were $152,309 and $0, respectively.

Note 6. Stockholders’ Equity

Fiscal 2013 Stock Transactions

On March 19, 2012, the Company entered into a stock purchase agreement and issued 75,000 shares of restricted common stock at a per share price of $1.00, for total cash proceeds of $75,000.

On May 15, 2012, the Company issued 21,775 restricted common shares at $0.40 per share, valued at $8,710, to six directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at the grant date.

On August 15, 2012, the Company issued 15,277 restricted common shares at $0.55 per share, valued at $8,403, to six directors of the Company for payment of director fees and 909 restricted common shares at $0.55 per share, valued at $500, as compensation for the interim CFO/President.  The restricted common shares were valued based on the market price at the grant date.

Fiscal 2012 Stock Transactions

On February 15, 2012, the Company issued 16,305 restricted common shares at $0.46 per share, valued at $7,500, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at the grant date.

On January 25, 2012, the Company entered into a stock purchase agreement and issued 10,000 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $15,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

On November 15, 2011, the Company issued 7,500 restricted common shares at $1.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at the grant date.

During the quarter ended November 30, 2011, the Company entered into stock purchase agreements and issued 16,668 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $25,002.

On August 15, 2011, the Company issued 3,750 restricted common shares at $2.00 per share, valued at $7,500, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at the grant date.

During the quarter ended August 31, 2011, the Company entered into stock purchase agreements and issued 630,005 units (each unit consisting of one share of restricted common stock and a two-year warrant to purchase one share of common stock at an exercise price of $4.00 per share) at a unit price of $1.50, for total cash proceeds of $945,008.

On May 16, 2011, the Company issued 3,680 restricted common shares at $2.00 per share, valued at $7,360, to five directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at the grant date.

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

Stock Warrants

As of February 28, 2013, the Company has a total of 980,410 stock purchase warrants outstanding with an exercise price of $4.00 per share.  The Company issued no new warrants in Fiscal Year 2013 and the outstanding warrants expire two years from their Fiscal Year 2012 dates of issuance.  The weighted average remaining exercise period as of February 28, 2013 is 0.31 years.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of February 28, 2013, this would translate into maximum ownership by Auctus of approximately 1,455,000 shares of the Company’s common stock.

During the fiscal year ended February 29, 2012, the Company issued 1,000 shares for total proceeds of $2,108 in connection with the drawdown agreement.

During the fiscal year ended February 28, 2013, the Company did not utilize the drawdown agreement.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 28, 2013, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  The potential vesting terms of the outstanding options range from immediate to three years from the grant date anniversary and the term of the options is five to ten years from the date of grant.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the years ended February 28, 2013 and February 29, 2012, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	February 28,	February 29,
	2013	2012
Weighted-average volatility	291%	246%
Expected dividends	None	None
Expected term (in years)	5	5
Weighted-average risk-free interest rate	0.91%	2.08%
Weighted-average fair value of options granted	$0.38	$1.00

The Company recorded stock-based compensation expense of $179,339 and $3,265,739 for all outstanding options for the years ended February 28, 2013 and February 29, 2012, respectively.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic (loss) per common share for the years ended February 28, 2013 and February 29, 2012 by $(0.006) and $(0.110), respectively.  As of February 28, 2013, there remains $165,326 of total unrecognized compensation expense, which is expected to be recognized over future periods through November 30, 2015.

The following table summarizes information about the Company’s stock options as of February 28, 2013 and changes during the year ended February 28, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding February 28, 2011	4,155,000	$ 1.862	-	-
Granted	3,275,000	1.000	-	-
Canceled or expired	(3,260,000)	(1.699)	-	-
Outstanding - February 29, 2012	4,170,000	$ 1.313	-	-
Granted	1,200,000	1.000	-	-
Canceled or expired	(960,000)	(1.345)	-	-
Outstanding - February 28, 2013	4,410,000	$ 1.221	7.32	$ -
Exercisable at February 28, 2013	3,870,000	$ 1.248	7.09	$ -

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

The following stock option grants were issued during the year ended February 28, 2013:

Grantee	Grant Date	Options Granted	Exercise Price	Option Term	Vesting Term
Robert B. Castle (1)	3/19/2012	600,000	$ 1.00	10 years	4 years
David W. Dahl (2)	12/1/2012	200,000	$ 1.00	10 years	3 years
Andy Dahl (3)	12/1/2012	200,000	$ 1.00	10 years	3 years
David W. Dahl (4)	12/1/2012	200,000	$ 1.00	10 years	3 years

(1)

Robert B. Castle was appointed Chief Executive Officer, President and Director on March 19, 2012 and resigned as Chief Executive Officer and President on August 1, 2012 and resigned as a Director on November 27, 2012.  At the time of his resignation as a Director, 200,000 options had vested and the Company recognized $64,680 of compensation expense.  The remaining 400,000 unvested options were forfeited  on 11/27/12 and the 200,000 vested options were forfeited on 12/27/12.

(2)

David W. Dahl was appointed as a Director on December 10, 2012 and was issued 200,000 options as compensation.  The options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.

(3)

Andy Dahl, an advisor to the Company, was issued 200,000 options as compensation. The   options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on  December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.  The options that vest on December 1, 2013, December 1, 2014 and December 1, 2015 carry a vesting period stock appreciation goal restriction of a $4.00 volume weighted average price ("VWAP") with an average of 25,000 shares trading per day over a 15 day period.  Once this goal is achieved, the restriction is lifted for all the effected options and they will vest as scheduled.  As the vesting is uncertain for these 150,000 options, no stock compensation expense was recognized for these options.

(4)

David W. Dahl, an advisor to the Company, was issued 200,000 options as compensation. The   options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on  December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.  The options that vest on December 1, 2013, December 1, 2014 and December 1, 2015 carry a vesting period stock appreciation goal restriction of a $4.00 volume weighted average price ("VWAP") with an average of 25,000 shares trading per day over a 15 day period.  Once this goal is achieved, the restriction is lifted for all the effected options and they will vest as scheduled.  As the vesting is uncertain for these 150,000 options, no stock compensation expense was recognized for these options.

The following stock option grants were issued during the year ended February 29, 2012:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

(2)

Mr. McNally, a Director of the Company, was issued 150,000 stock options for compensation, of which 100,000 of the stock options issued were for replacement of stock options previously issued and not exercised which expired on September 6, 2011.  Mr. McNally resigned as a Director on March 22, 2013.

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

The following table summarizes information about stock options outstanding as of February 28, 2013:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$1.00	3,575,000	8.78	$1.00	3,035,000	$1.00
$1.75	560,000	2.32	$1.75	560,000	$1.75
$2.60 - $4.25	275,000	0.27	$2.97	275,000	$2.97
$1.00 - $4.25	4,410,000	7.32	$1.23	3.870,000	$1.25

Note 8. Related Party Transaction

Lease with Director/Stockholder

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Mr. Mills invoiced the Company $32,000 for the year ended February 28, 2013 and $31,800 for the year ended February 29, 2012. At February 28, 2013, the Company owed Mr. Mills $5,500 pertaining to the lease.

Future minimum lease payments at February 28, 2013 are as follows:

FY 2014	33,300
FY 2015	25,650
$ 58,950

Accounts payable – related parties to Richard Pomije and Jeff Mills at February 28, 2013, and February 29, 2012 were $7,445 and $0, respectively.

Loan from Director/Stockholder

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate was increased to 7.5%.  The outstanding balance of the loan at February 28, 2013 and February 29, 2012, was $49,000 and $0, respectively.  For the fiscal years ended February 28, 2013 and February 29, 2012, the Company made principal payments of $0 and $137,088, respectively, and received additional advances of $49,000 and $0, respectively.  Interest expense incurred on this loan for the fiscal years ended February 28, 2013 and February 29, 2012 was $923 and $3,631, respectively.  Accrued interest at February 28, 2013, and February 29, 2012 were $991 and $0, respectively.

Note 9. Income Taxes

At February 28, 2013, the Company had net operating loss carryforwards of approximately $10,400,000. The net operating loss carryforwards are available to offset future taxable income through 2029 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred.

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$ 3,854,000	$ 3,406,000

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

Stock compensation	4,670,000	4,635,339
Total deferred tax assets	8,524,000	8,041,339
Valuation allowance	(8,524,000)	(8,041,339)
Net deferred tax assets	$ -	$ -

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2013 and February 29, 2012 is as follows:

	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.0)%	(4.0)%
Non-deductible items	0.3%	0.1%
Stock compensation adjustment	13.6%	76.9%
Change in valuation allowance	24.1%	(39.0%)

Effective tax rate	0.0%	0.0%

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

At February 28, 2013, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

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

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable will complete by August 15, 2012.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

The Company paid $13,500 on June 29, 2012.  As of February 28, 2013, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500 which is included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of February 28, 2013, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of February 28, 2013, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 11. Common Stock Subscriptions Receivable

As of February 28, 2013, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at February 28, 2013 is $0.

2007 Agreements

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000).  Significant terms of the original subscription agreement are as follows:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2013 is $678,854.

2010 Agreement

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

The outstanding balance owed on the 2010 subscription agreement at February 28, 2013 is $300,000.

Summary

As of February 28, 2013, the Company had stock subscription receivables of $978,854 and for the twelve months ended February 28, 2013, the Company received stock subscription payments of $320,800.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	$ 978,854

Summary of outstanding subscriptions:
2005 subscriptions	$ -
2007 subscriptions	678,854
2010 subscriptions	300,000
$ 978,854

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $.225, if the market price of the stock is below $.75 when converted. The protection may be provided in additional shares if necessary.  For the twelve month period ended February 28, 2013, there was no downside protection provided because the stock price did not go below $.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  As of April 2012, the 2005 subscription agreements were paid for in their entirety and any downside protection ceased.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended February 28, 2013 and February 29, 2012:

Years ended
	February 28, 2013	February 29, 2012
Basic income (loss) per share calculation:
Net income (loss) to common shareholders	$ (1,403,327)	$ (4,243,765)
Weighted average of common shares outstanding	29,145,020	28,729,312
Basic net income (loss) per share	$ (0.05)	$ (0.15)

Diluted income (loss) per share calculation:
Net income (loss) to common shareholders	$ (1,403,327)	$ (4,243,765)
Weighted average of common shares outstanding	29,145,020	28,729,312
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,145,020	28,729,312

Diluted net income (loss) per share	$ (0.05)	$ (0.15)

(1)

At February 28, 2013 and February 29, 2012, there were outstanding stock options equivalent to 4,410,000 and 4,170,000 common shares, respectively.  The stock options are anti-dilutive at February 28, 2013 and February 29, 2012 and therefore, have been excluded from diluted earnings per share.

(2)

At February 28, 2013 and February 29, 2012, there were outstanding warrants equivalent to 980,410 and 1,099,077 common shares, respectively.   The warrants are anti-dilutive at February 28, 2013 and February 29, 2012 and therefore, have been excluded from diluted earnings per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2013 and February 29, 2012

Note 13. Supplemental Disclosure of Cash Flow Information

Years ended
	February 28, 2013	February 29, 2012
Non-cash flow information:
Cash paid for interest	$ 923	$ 3,631

Note 14. Subsequent Events

The Company has collected approximately $93,000 of its stock subscription receivables during the period from March 1, 2013 to June 10, 2013.

On April 1, 2013, the Company received cash proceeds of $150,000 from a non-interest bearing promissory note payable to a stockholder.  The stockholder received 75,000 stock purchase warrants with an exercise price of $0.75 per share which expire on March 26, 2014.  The note is due on June 30, 2013.

On April 16, 2013, the Company granted 2,000,000 stock options to David Pomije, its Chief Executive Officer and Director.  The options have an exercise price of $0.70 per share and a term of 10 years.  The options vest as follows:

Vesting Date	Shares
April 16, 2013	500,000
April 16, 2014	500,000
April 16, 2015	500,000
April 16, 2016	500,000

There were no additional significant subsequent events through June 10, 2013, the date the financial statements were issued.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2013, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2013 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 28, 2013, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in

Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2013.   Management identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 28, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

Review of new stock option agreements with Chairman on a quarterly basis;

•

All new stock option agreements will be sequentially numbered; and

•

All new stock option grants will be documented in the board minutes including grantee, date of grant, number of options granted, exercise price, vesting terms, and length of agreement.

With the implementation of these corrective actions, we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2014; however such procedures will not be tested until our first quarter close.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
David Pomije (1)	56	Chief Executive Officer and Director
Paul R. Gramstad (2)	52	Chief Financial Officer
Richard A. Pomije	58	Chairman and Secretary/Treasurer
Jeffrey L. Mills	51	Director
Robert B. Castle (3)	40	Chief Executive Officer, President and Director
David Dahl	58	Director
Mark Turner (4)	37	Director
Pierce McNally (5)	63	Director
Donald M. Fisher (6)	58	Director

      (1) - Mr. David Pomije is the cousin of Richard A. Pomije, the Company's Chairman.

(2) - Mr. Gramstad is a contract employee of the Company.

      (3) - Mr. Castle resigned as CEO and President on August 1, 2012 and resigned as a Director on November 27, 2012.

(4) - Mr. Turner resigned as a Director on July 25, 2012.

(5) - Mr. McNally resigned as a Director on March 22, 2013.

(6) - Mr. Fisher resigned as a Director on March 22, 2013.

DAVID POMIJE has served as a director since March 22, 2013 and was appointed Chief Executive Officer on May 14, 2013. From 2007 to February 2013, Mr. Pomije served as Chief Executive Officer of Top Hat, Inc. Top Hat filed for Chapter 7 bankruptcy in February 2013. Prior to Top Hat, he served as Chief Executive Officer and a member of the Board of Directors for DigitalTown, Inc from October 2006 to February 2007.  Prior to that, Mr. Pomije served on the boards of and acted as a consultant to a variety of businesses, specializing on assisting early-stage to emerging-growth companies build shareholder value, including Second Swing, Inc. In 1988, Mr. Pomije founded FuncoLand, predecessor to GameStop, an Interactive Entertainment Company with over 5,000 retail locations. From inception until its sale to Barnes and Noble in 2000, Mr. Pomije held the position of Chairman and CEO of FuncoLand. He oversaw the building of a team of professionals, the transformation to a public company and rapid growth to 400 locations and $250 million in revenue. Additionally, he oversaw the launching of The Game Informer magazine, the world's largest interactive entertainment magazine.

PAUL R. GRAMSTAD has served as Chief Financial Officer since July 2, 2009.  On August 1, 2012, Mr. Gramstad was appointed interim Chief Executive Officer and President and relinquished those positions on May 14, 2013.  Since 2005, Mr. Gramstad has worked as a financial consultant and since 2007, has been responsible for the Company’s financial reporting and accounting function and continues in that role as their contract CFO.  Prior to that, Mr. Gramstad owned and operated a tax business, and held a number of senior level financial positions in the accounting and finance area.  Mr. Gramstad is a 1983 graduate of Gustavus Adolphus College and a Certified Public Accountant.

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

JEFFREY L. MILLS has served as a director since December 23, 2003. Mr. Mills has worked for Xerox Corporation for the past 27 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several securities licenses.

DAVID W. DAHL has served as a director since December 10, 2012. Mr. Dahl has worked at Hubbard Broadcasting since 1977 and has delivered the weather on-air for 5 Eyewitness News since 1979.  Mr. Dahl also provides the forecast and current weather warnings or advisories weekdays on KS95 and 1500 ESPN Twin Cities radio stations.  Mr. Dahl has received the American Meteorological Society Seal of Approval for television and radio weather broadcasting and was named 1998 Broadcaster of the Year by the Minnesota Broadcaster's Association. Other professional accomplishments include producing a documentary on tornado-chasing for The Weather Channel and a special report on The Discovery Channel for his tornado chase in April 1996. Dave also received an Emmy Award in 2003 for Single Newscast ("Wellstone Crash").

Directors are elected at the annual meeting of the stockholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Audit Committee

The Audit Committee consisted of Mr. Mills and Mr. McNally up until Mr. McNally's resignation from the board on March 22, 2013.  Currently, Mr. Mills is the only member of the committee until a replacement for Mr. McNally is appointed. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Jeffrey L. Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the “audit committee financial expert” does not impose on Mr. Mills any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Mills as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2013 and February 29, 2012 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.  There were no other compensated officers in fiscal 2013.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Contract Fees	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard A.Pomije, Former Chief Executive Officer, Current Secretary & Treasurer &	2013	$ 270,578(6)	$ -	$ -	$ 41,283	$ 311,861
Chairman (5)	2012	240,385	-	2,749,759	52,691	3,042,835

Robert B. Castle, Former Chief Executive Officer, President (Principal Executive	2013	51,923	-	64,860	2,710	119,493
Officer) & Director (7)	2012	-	-	-	-	-

Paul R. Gramstad, Former Chief Executive Officer, President & Current Chief Financial Officer ( Principal Financial	2013	-	17,240	-	-	17,240
Officer) (8)	2012	-	13,920	-	-	13,920

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

(2)	Automobile expenses - Richard A. Pomije: FY2013 $ 4,558 FY2012 $12,373
(3)

Board member fees –Richard A. Pomije:

FY2013 $3,000 paid with issuance of restricted common stock

FY2012 $5,972 paid with issuance of restricted common stock

Board member fees - Robert B. Castle:

FY2013 $2,710 paid with issuance of restricted common stock

(4)	Medical and dental insurance –Richard A. Pomije: FY2013 $33,725 FY2012 $34,346

(5)	Richard A. Pomije resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board.
(6)	$152,309 of Richard Pomije’s salary for the year ended February 28, 2013was deferred. The deferred salary does not accrue interest and is due and payable as funds become available in the future.
(7)

Robert B. Castle was appointed Chief Executive Officer, President and Director on March 19, 2012 and resigned as Chief Executive Officer and President on August 1, 2012 and resigned as a Director on November 27, 2012.

(8)

Paul R. Gramstad served as Chief Financial Officer on a contract basis for FY2012 and FY2013.   He was appointed interim Chief Executive Officer and President on August 1, 2012 on a contract basis and relinquished the positions on May 14, 2013.  Contract fees for FY2013 include $500 paid with the issuance of 909 shares of restricted common stock at $0.55 per share on August 15, 2012.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 28, 2013.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
Robert B. Castle (1)	3/19/2012	600,000	$1.00	$194,580	3/18/22
David W. Dahl	12/1/2012	400,000	$1.00	$155,145	11/30/22

(1)

Robert B. Castle resigned as Chief Executive Officer and President on August 1, 2012 and resigned as a Director on November 27, 2012.  At the time of his resignation as a Director, 200,000 options had vested and the Company recognized $64,680 of compensation expense.  The remaining 400,000 unvested options were forfeited on 11/27/12 and the 200,000 vested options were forfeited on 12/27/12.

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2013.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije (officer & director) (1)	2,750,000	-	$1.00	10/10/2021

Paul R. Gramstad (officer)	50,000	-	$1.75	12/2/2015
Paul R. Gramstad (officer)	50,000	-	$1.75	12/23/2014
Paul R. Gramstad (officer)	25,000	-	$4.25	8/25/2013
Jeffrey L. Mills (director)	75,000	-	$1.00	10/10/2021
Jeffrey L. Mills (director)	100,000	-	$1.75	12/2/2015
Jeffrey L. Mills (director)	110,000	-	$1.75	12/23/2014
Pierce McNally (director) (2)	150,000	-	$1.00	10/10/2021
Pierce McNally (director) (2)	50,000	-	$1.75	12/2/2015
Donald M. Fisher (director) (3)	100,000	-	$1.75	12/2/2015
Donald M. Fisher (director) (3)	100,000	-	$1.75	12/23/2014
David W. Dahl (director) (4)	40,000	360,000	$1.00	11/30/2022

(1)	Richard A. Pomije resigned as Chief Executive Officer on March 19, 2012, but retains his positions as Secretary, Treasurer and Chairman of the Board.
(2)	Pierce McNally resigned as a Director on March 22, 2012 and his options were forfeited on April 21, 2012.
(3)	Donald M. Fisher resigned as a Director on March 22, 2012 and his options were forfeited on April 21, 2012.
(4)

David W. Dahl was appointed on December 11, 2012.  Mr. Dahl's unexercised options vest as follows:

60,000 on May 1, 2013;

100,000 on December 1, 2013;

100,000 on December 1, 2014; and

100,000 on December 1, 2015

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS  IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company paid its directors a $500 monthly fee through August 31, 2012, at which time the Company indefinitely suspended payment of director fees.  The Company has the option to pay director fees with the issuance of restricted common stock.  Payment of all director fees was suspended as of August 31, 2012.  For the current fiscal year, the Company issued the following restricted common stock valued at $17,113 for the payment of directors’ fees:

On May 15, 2012, the Company issued 21,775 restricted common shares at $0.40 per share, valued at $8,710, to six directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issue.

On August 15, 2012, the Company issued 15,277 restricted common shares at $0.55 per share, valued at $8,403, to six directors of the Company for payment of director fees. The restricted common shares were valued based on the market price at time of issue.

Director fees paid to Richard A. Pomije and Robert B. Castle's are reported as other annual compensation in the above Summary Compensation Table.  The following table summarizes director fees paid to other Directors for the year ended February 28, 2013:

Director Compensation Table

Name	Stock Awards	Option Awards	Total
Jeffrey L. Mills	$ 3,000	$ -	$ 3,000
Pierce McNally	3,000	-	3,000
Donald M. Fisher	3,000	-	3,000
Mark Turner	2,403	-	2,403

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2013 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock; (ii) all directors and executive officers; and (iii) all directors and executive officers as a group.  The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934.  At February 28, 2013, we had 29,160,599 issued and outstanding shares of common stock.

Name of Beneficial Owner	Number of shares	Percentage of Outstanding Shares
Directors and Officers:
Richard A. Pomije,	21,155,590(1)	66.30%(1)
Paul R. Gramstad	146,589(2)	0.50%(2)
Jeffrey L. Mills	769,628(3)	2.61%(3)
Pierce McNally	235,874(4)	0.80%(4)
Donald M. Fisher	217,284(5)	0.74%(5)
David W.Dahl	40,000(6)	0.14%(6)
All directors and executive officers as a group	22,564,965	68.88%

5% Stockholders:
None

(1)

Includes the right to acquire 2,750,000 shares through the exercise of stock options within 60 days of February 28, 2013.

(2)

Includes the right to acquire 125,000 shares through the exercise of stock options within 60 days of February 28, 2013.

(3)

Includes the right to acquire 285,000 shares through the exercise of stock options within 60 days of February 28, 2013.

(4)

Includes the right to acquire 200,000 shares through the exercise of stock options within 60 days of February 28, 2013.

(5)

Includes the right to acquire 200,000 shares through the exercise of stock options within 60 days of February 28, 2013.

(6)

Includes the right to acquire 40,000 shares through the exercise of stock options within 60 days of February 28, 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under require the Company's officers, directors, and holders of 10% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission (the "Commission"). To the Company's best knowledge, based solely on information provided by the reporting individuals, all of the reports required to be filed by these individuals were filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DigitalTown, Inc. has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota since December 16, 2006.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014, at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012, to December 15, 2013, and $2,850 for the period of December 16, 2013, to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The future rent obligations of this lease as of February 28, 2013, totaled $58,950.

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate was increased to 7.5%.  The outstanding balance of the loan at February 28, 2013 and February 29, 2012, was $49,000 and $0, respectively.  For the fiscal years ended February 28, 2013 and February 29, 2012, the Company made principal payments of $0 and $137,088, respectively, and received additional advances of $49,000 and $0, respectively.  Interest expense incurred on this loan for the fiscal years ended February 28, 2013 and February 29, 2012 was $923 and $3,631, respectively.  Accrued interest at February 28, 2013, and February 29, 2012 were $911 and $0, respectively.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

M&K CPAS, PLLC ("M&K") served as the Company’s independent registered public accounting firm during the fiscal year ended February 28, 2013.  The aggregate fees billed by M&K for professional services rendered for the audit of our annual consolidated financial statements for the year ended February 29, 2012 and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended February 28, 2013 were $26,500.  There were no aggregate fees billed by M&K for other audit related services or tax services for the fiscal year ended February 28, 2013.

Moquist Thorvilson Kaufmann & Pieper LLC ("MTK") served as the Company’s independent registered public accounting firm during the fiscal year ended February 29, 2012.  The aggregate fees billed by MTK for professional services rendered for the audit of our annual consolidated financial statements for the year ended February 28, 2011 and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal year ended February 29, 2012 were $42,938.  The aggregate fees billed by MTK for other related audit services rendered in connection with a registration statement was $1,700 for the fiscal year ended February 29, 2012.  There were no aggregate fees billed by MTK for tax services for this fiscal year.

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2013 and February 29, 2012

(b)

Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Lease agreement with Jeff Mills
10.3	Stock Subscription Agreements
22.1	List of wholly owned subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350
101.INS(2)	XBRL Instance
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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

DigitalTown, Inc.

Dated: June 11, 2013	By: /s/ David Pomije
David Pomije
Chief Executive Officer & Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 11, 2013	By: /s/ David Pomije
David Pomije
Chief Executive Officer & Director
(Principal Executive Officer)

Dated: June 11, 2013	By: /s/ Paul R. Gramstad
Paul R. Gramstad
Chief Financial Officer
(Principal Financial Officer)

Dated: June 11, 2013	By: /s/ Richard A. Pomije
Richard A. Pomije, Chairman

Dated: June 11, 2013	By: /s/ Jeff Mills
Jeff Mills, Director

Dated: June 11, 2013	By:
David W. Dahl, Director