Form 10-Q
period 2013-05-31
DigitalTown, Inc.
filed 2013-07-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

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

There were 29,160,599 shares of the registrant’s common stock outstanding as of July 12, 2013.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II

Item 1.	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-18

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,	February 28,
	2013	2013
	(unaudited)	(audited)
Current assets:
Cash	$ 13,794	$ 36,006
Accounts receivable	86	6,783
Current portion of prepaid domain name renewal fees	133,163	47,656
Prepaid expenses	4,684	5,674
Total current assets	151,727	96,119
Prepaid domain name renewal fees, net of current portion	-	-
Property and equipment, net	14,553	17,247
Intangible assets, net	979,267	1,002,876
Total assets	$ 1,145,547	$ 1,116,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 243,139	$ 225,052
Accounts payable - related party	13,995	7,445
Loans from director/stockholders, net of discount	191,972	49,000
Deferred revenue	9,114	9,114
Accrued payroll	3,124	12,538
Deferred officer compensation	215,865	152,309
Total current liabilities	677,209	455,458
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 29,160,599 and 29,160,599 shares issued and outstanding at May 31, 2013 and February 28, 2013, respectively	291,602	291,602
Additional paid-in-capital	27,230,082	26,826,042
Subscriptions receivable	(910,854)	(978,854)
Accumulated deficit	(26,142,492)	(25,478,006)
Total stockholders’ equity	468,338	660,784
Total liabilities and stockholders’ equity	$ 1,145,547	$ 1,116,242

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,
	2013	2012
	(unaudited)	(unaudited)
Revenues	$ 309	$ 7,973

Cost of revenues	81,197	119,376

Gross profit (loss)	(80,888)	(111,403)

Operating expenses:
Selling, general and administrative expenses	568,184	448,449
Loss from operations	(649,072)	(55,852)
Other income (expense)
Interest expense	(15,414)	-
Other income	-	174,397
Total other income (expense)	(15,414)	174,397

Net loss before income taxes	(664,486)	(385,455)
Income tax provision	-	-
Net loss	$ (664,486)	$ (385,455)

Net loss per common share – basic and diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding – basic and diluted	29,160,599	29,111,988

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2013	2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (664,486)	$ (385,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,694	3,003
Amortization of website development costs	27,342	29,288
Stock-based compensation expense	383,789	104,268
Stock issued for director fees	-	8,710
Gain from sale of domain name	-	(174,300)
Amortization of debt discount	13,501	-
Changes in operating assets and liabilities:
Accounts receivable	6,697	3,647
Prepaid domain name renewal fees	(85,507)	36,905
Prepaid expense	990	4,090
Accounts payable	18,087	91,885
Accounts payable – related parties	6,550	-
Accrued payroll	(9,414)	20,368
Deferred officer compensation	63,556	-
Deferred revenue	-	8,191
Net cash used in operating activities	(236,201)	(249,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,526)
Purchase of intangible asset - website development	(3,330)	-
Purchases of intangible assets – domain names	(403)	(1,607)
Proceeds from sale of domain name	-	175,000
Net cash used in investing activities	(3,733)	168,867
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan - director/stockholder	150,000	-
Payments on loan - director/stockholder	(278)	-
Payments received on stockholder subscription receivables	68,000	50,000
Proceeds from issuance of stock	-	75,000
Net cash provided by financing activities	217,722	125,000

Net change in cash and cash equivalents	(22,212)	44,467
Cash and cash equivalents, beginning of period	36,006	221,904
Cash and cash equivalents, end of period	$ 13,794	$ 266,371

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2013.

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business and Going Concern

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

At May 31, 2013, the Company had an accumulated deficit of $26,142,492.  Subsequent to May 31, 2013, the Company has received cash proceeds totaling approximately $25,000 from its stock subscription receivable. The Company anticipates that expected future proceeds from its stock subscription receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2014.  In the event that we are unable to obtain additional capital in the future, we would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of May 31, 2013.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2013 and February 28, 2013.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

Note 3. Intangible Assets

Intangible assets, net are as follows:

	May 31, 2013	February 28, 2013
Domain names	$ 860,588	$ 860,185
Website development costs	366,010	362,680
Less: accumulated amortization	(247,331)	(219,989)
Intangible assets, net	$ 979,267	$ 1,002,876

During the three months ended May 31, 2013, the Company capitalized $403 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the three months ended May 31, 2013, the Company incurred $134,515 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $49,008 on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the three months ended May 31, 2013.  At May 31, 2013, the Company had $133,163 of prepaid domain name renewal fees which will be amortized over future periods.

During the three months ended May 31, 2013, the Company capitalized $3,330 of website development costs.  The Company has a total recorded cost of $366,010 at May 31, 2013 and it has determined that $351,458 pertain to a component that is ready for its intended use and have an estimated useful life of three years.    During the three months ended May 31, 2013, the Company recorded $27,342 of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.

Note 4. Deferred Officer Compensation

Richard Pomije, the Secretary, Treasurer and Chairman of the Company, and David Pomije, the CEO and Director, have elected to forego a portion of their salary at various times due to the Company’s limited operating funds.  These amounts do not accrue interest and are due and payable as funds become available in the future.  During the three months ended May 31, 2013, the Company recorded $69,806 of deferred officer compensation and made payments of $25,000 to Richard Pomije and recorded $18,750 of deferred officer compensation for David Pomije.  The balances at May 31, 2013, and February 28, 2013, were $215,865 and $152,309, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 5. Stockholders’ Equity

Stock Transactions

For the three months ended May 31, 2013, there were no stock transactions.

Stock Warrants

As of May 31, 2013, the Company has a total of 400,006 stock purchase warrants outstanding with an exercise price of $4.00 and 75,000 with an exercise price of $0.75.  The $4.00 warrants expire two years from their date of issuance and the $0.75 warrants expire one year from their date of issuance.  The weighted average remaining exercise period as of May 31, 2013 for the $4.00 warrants is 0.14 years and for the $0.75 warrants is 0.83 years.

On April 1, 2013, the Company issued 75,000 stock purchase warrants to a stockholder of the Company to purchase the Company’s stock for $0.75 per share for a term of one year.  The warrants were issued in lieu of interest on an unsecured promissory note for a working capital loan of $150,000, which is due in full on June 30, 2013.  The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

April 1,
2013
Weighted-average volatility	137%
Expected dividends	None
Expected term (in years)	1.00
Weighted-average risk-free interest rate	0.14%
Weighted-average fair value of options granted	$0.27

The total fair value of the warrants granted by the Company on April 1, 2013 was $20,251, which was recorded as a loan discount and will be amortized to interest expense over the term of the loan.  During the three months ended May 31, 2013, the Company amortized $13,501 of the discount to interest expense and at May 31, 2013 the discount had a remaining balance of $6,750.

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of May 31, 2013, this would translate into maximum ownership by Auctus of approximately 1,455,000 shares of the Company’s common stock.

During the fiscal year ended February 29, 2012, the Company issued 1,000 shares for total proceeds of $2,108 in connection with the drawdown agreement.

During the fiscal year ended February 28, 2013, the Company did not utilize the drawdown agreement.

During the three months ended May 31, 2013, the Company did not utilize the drawdown agreement.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2013, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

For the three months ended May 31, 2013, the Company granted stock options to an officer/director allowing for the purchase of up to an aggregate of 2,000,000 shares of common stock.  The stock option agreement has a term of 10 years and the options vest as follows: 500,000 on April 16, 2013, 500,000 on April 16, 2014, 500,000 on April 16, 2015 and 500,000 on April 16, 2016.  The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the three months ended May 31, 2013, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

April 16,
2013
Weighted-average volatility	138%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.585

The total fair value of the stock options granted by the Company for the three months ended May 31, 2013 was $1,170,000.

Total stock compensation expense for all option grants was $383,789 and $104,268 for the three months ended May 31, 2013 and 2012, respectively.  This expense is included in selling, general and administrative expense. As of May 31, 2013, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended May 31, 2013 and 2012 basic (loss) per common share by $(0.013) and $(0.004), respectively.  There remains $877,552 of total unrecognized compensation expense, which is expected to be recognized over future periods through April 30, 2016.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2013	4,410,000	$ 1.221	-	-
Granted	2,000,000	0.700	-	-
Canceled or expired	(500,000)	1.695	-	-
Exercised	-	-	-	-
Outstanding – May 31, 2013	5,910,000	$ 1.005	8.41	-
Exercisable at May 31, 2013	3,960,000	$ 1.117	7.72	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Mr. Mills invoiced the Company $8,250 and $7,950 for the three months ended May 31, 2013 and 2012, respectively. At May 31, 2013 and February 28, 2013, the Company owed Mr. Mills $13,750 and $5,500, respectively, pertaining to the lease.

Minimum lease payments at May 31, 2013 are as follows:

FY 2014	25,050
FY 2015	25,650
$ 50,700

Accounts Payable

The Company had Accounts payable balances due to related parties of $13,995 at May 31, 2013 which consisted of $245 due to Richard Pomije and $13,750 due to Jeff Mills.  The balance at February 28, 2013 was $7,445 which consisted of $1,945 due to Richard Pomije and $5,500 due to Jeff Mills.

Loan from Director/Stockholder

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate was increased to 7.5%.  The outstanding balance of the loan at May 31, 2013 was $48,722.  For the three months ended May 31, 2013 and 2012, the Company made principal payments of $278 and $0, respectively, and interest expense incurred on this loan was $919 and $0, respectively.

Loan from Stockholder

On April 1, 2013, the Company signed an unsecured promissory note with a stockholder of the Company, for a non interest bearing working capital loan of $150,000, due in full on June 30, 2013. In lieu of interest on the loan, the Company issued the stockholder 75,000 warrants to purchase the Company’s stock at $0.75 per share.  The warrants were issued on March 27, 2013 and have a term of one year.  If the Company defaults in payment by more than five days, the stockholder receives an additional 10,000 warrants under the same terms as the original warrants.  Each additional month that the Company is in default, the stockholder receives an additional 5,000 warrants under the same terms as the original warrants, up to a maximum of 75,000 additional warrants.  The Company recorded a discount of $20,251 on April 1, 2013 and amortized $13,501 of the discount and recorded it as interest expense on its consolidated statement of operations for the three months ended May 31, 2013.  The discount balance at May 31, 2013 was $6,750. The Company evaluated the warrants for derivative features noting none.

The Company failed to make its $150,000 payment due on June 30, 2013, which put the Company in default on the note.  Per the terms of the agreement, the Company was in default for more than five days and issued an

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

additional 10,000 warrants to the stockholder.   As of July 12, 2013, the Company had not made the payment and remained in default on the note.

Note 8. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable will complete by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of May 31, 2013, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500 which is included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of May 31, 2013, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of May 31, 2013, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 9. Common Stock Subscriptions Receivable

As of May 31, 2013, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

2005 Agreements

Material terms of the subscription agreements received by the Company on December 30, 2005 for 4,733,333 restricted common shares at $0.75 per share (total value of $3,550,000) are as follows:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2005 subscription agreements at May 31, 2013 is $0.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2013 is $610,854.

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2013 is $300,000.

Summary

For the three months ended May 31, 2013, the Company received stock subscription payments of $68,000 and as of May 31, 2013, the Company had related party stock subscriptions receivable aggregating $910,854 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash Collected	(68,000)
Receivable balance at May 31, 2013	$ 910,854

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summary of outstanding subscriptions:
2005 subscriptions	$ -
2007 subscriptions	610,854
2010 subscriptions	300,000
$ 910,854

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company has not exercised its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they have provided no “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements requires the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $0.225, if the market price of the stock is below $0.75 when converted. The protection may be provided in additional shares if necessary.  For the three month period ended May 31, 2013, there was no downside protection provided because the stock price did not go below $0.75 when converted.  The subscription agreements do not define the term “when converted.”  The Company has taken the position that if at the time that a purchaser makes a payment in full for the shares under a subscription agreement and the closing price of the shares of the Company’s stock is less than $0.75, the shareholder would be entitled to up to 30% additional shares, depending on the trading share price.  As of April 2012, the 2005 subscription agreements were paid for in their entirety and any downside protection ceased.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three month periods ended May 31, 2013 and 2012:

	Three months ended
	May 31,
	2013	2012
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (664,486)	$ (385,455)
Weighted average of common shares outstanding	29,160,599	29,111,988
Basic net loss per share	$ (0.02)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (664,486)	$ (385,455)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Weighted average of common shares outstanding	29,160,599	29,111,988
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,160,599	29,111,988

Diluted net loss per share	$ (0.02)	$ (0.01)

(1)

At May 31, 2013 and 2012, there were outstanding stock options equivalent of 5,910,000 and 4,770,000 common shares, respectively.  The stock options are anti-dilutive at May 31, 2013 and 2012 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At May 31, 2013 and 2012, there were outstanding warrants equivalent to 475,006 and 1,092,410 common shares, respectively.   The warrants are anti-dilutive at May 31, 2013 and 2012 and therefore have been excluded from diluted earnings (loss) per share.

Note 11. Supplemental Disclosure of Cash Flow Information

	Three months ended
	May 31,
	2013	2012
Non-cash flow information:
Cash paid for interest	$ 993	-

Non-cash investing and financing activities:
Debt discount on loan – stockholder	$ 20,251	-

Note 12. Subsequent Events

The Company has collected approximately $25,000 of its stock subscription receivables during the period from June 1, 2013 to July 12, 2013.

On June 30, 2013, the Company failed to make its $150,000 payment due on its unsecured promissory note with a stockholder of the Company.  Per the terms of the agreement, the Company was in default for more than five days and issued an additional 10,000 warrants to the stockholder.  The warrants allow the stockholder to purchase the Company's stock at $0.75 per share and have a term of one year.  As of July 12, 2013, the Company had not made the payment and remained in default on the note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2013, and its results of operations for the three months ended May 31, 2013 and 2012, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2013, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2013 and 2012

During the three months ended May 31, 2013, the Company recorded revenues of $309 and cost of revenues of $81,197 for a negative gross profit of $(80,888) compared to revenues of $7,973 and cost of revenues of $119,376 for a negative gross profit of $(111,403), for the same period in 2012.  For the three months ended May 31, 2013, revenue mainly consisted of commissions generated from advertising on our websites of $299.  For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $3,811 and the direct sale of display advertising of $4,162.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $49,008 for 2013 compared to $46,291 for 2012, server/bandwidth expense of $1,393 for 2013 and $9,467 for 2012, amortization of website development fees were $27,342 for 2013 and $29,288 for 2012 and direct sales expense of $3,454 for 2013 compared to $34,330 for 2012.

Selling, general and administrative expenses for the most current three months increased by $119,735 to $568,184 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $383,789 for the three months ended May 31, 2013, compared to $104,268 for the three months ended May 31, 2012, an increase of $279,521, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $184,395 for the three months ended May 31, 2013, compared to $344,181 for the three months ended May 31, 2012.  The decrease of $159,786 was primarily due to a decrease in professional fees of $102,866, a $32,576 decrease in payroll cost, a $8,710 decrease in administrative fees partially offset by a $7,924 increase in travel expense.  The Company’s overall net loss for the current three months increased by $279,031 to $664,486.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2013

The Company’s cash position at May 31, 2013, was $13,794, a decrease of $22,212 from $36,006 at February 28, 2013.  Net cash used in operating activities during the three months ended May 31, 2013 and 2012, was $236,201 and $249,400, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $13,199 is primarily due to a decrease of $177,326 in net cash flows used in operating activities and an increase of $122,412 in cash used for prepaid domain name renewal fees.

Net cash used in investing activities for the three months ended May 31, 2013 was $3,733 of which $3,330 was used for additional website development fees and $403 for the purchase of additional domain names as compared to net cash provided of $168,867 for the three months ended May 31, 2012, of which $175,000 was proceeds from the sale of a domain name offset by $4,526 used for the purchase of additional property and equipment and $1,607 used for the purchase of additional domain names.

Net cash provided by financing activities for the three months ended May 31, 2013 was $217,722 which consisted of proceeds from loan - director/stockholder of $150,000, payments received on stockholder subscription receivables of $68,000 offset by $278 of principal payments on loan - director/stockholder.  For the comparable period ended May 31, 2012, the Company had net cash provided by financing activities of $125,000 which consisted of proceeds from the issuance of common stock of $75,000 and payments received on stockholder subscription receivables of $50,000.

Monthly cash operating expenses for the three months ended May 31, 2013, were approximately $84,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $93,000 per month, which includes the yearly cost of the renewal of the existing domain names totaling approximately $212,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2014, include a $150,000 payment due June 30, 2013 on a promissory note with a stockholder of the Company, the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA, $22,500 pertaining to the Company's software development maintenance agreement and a promissory note with Jeff Mills, a director and stockholder, with a balance due of $48,722 as of May 31, 2013 and which is payable on demand.  From June 1, 2013 to July 12, 2013, the Company has received cash proceeds of approximately $25,000 from stock subscription receivables.

The Company failed to make the payment due on June 30, 2013 on the promissory note with a stockholder.  Per the terms of the agreement, the Company was in default for more than five days and issued an additional 10,000 warrants to the stockholder.  The warrants allow the stockholder to purchase the Company's stock at $0.75 per share and have a term of one year.  As of July 12, 2013, the Company had not made the payment and remained in default on the note.

As of May 31, 2013, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the 2005 subscription agreements at May 31, 2013 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2013 is $610,854.

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2013 is $300,000.

Summary

For the three months ended May 31, 2013, the Company received stock subscription payments of $68,000 and as of May 31, 2013, the Company had related party stock subscriptions receivable aggregating $910,854 for the 2007 and 2010 agreements.

The following table summarizes the stock subscription receivable, by quarter, at May 31, 2013:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2012	1,299,654	-			-
May 31, 2012	1,249,654	50,000
August 31, 2012	1,169,654	80,000
November 30, 2012	1,099,154	70,500
February 28, 2013	978,854	120,300
May 31, 2013	910,854	68,000

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

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables, future proceeds from the issuance of our common stock and proceeds from the sale of current domain names should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect our stock subscription receivables as needed or raise additional capital through the sale of our common stock or sell additional domain names on acceptable terms or generate sufficient cash flow from the sale of display advertising on our websites, we would be forced to reduce operating expenses and/or cease operations altogether.

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

Recently Issued Accounting Pronouncements:

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of May 31, 2013, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2013, that material weaknesses continue to exist in our internal control over financial reporting as of May 31, 2013, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of May 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

 (b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company’s internal controls over financial reporting to insure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2013.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2013.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2013, has previously been reported.

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

Dated: July 12, 2013

/s/ David R. Pomije

David R. Pomije

Chief Executive Officer

Principal Executive Officer

/s/ Paul R. Gramstad

Paul R. Gramstad

Chief Financial Officer

Principal Financial Officer