Form 10-Q
period 2013-08-31
DigitalTown, Inc.
filed 2013-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

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

There were 29,182,275 shares of the registrant’s common stock outstanding as of October 15, 2013.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II

Item 1.	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-19

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,	February 28,
	2013	2013
	(unaudited)	(audited)
Current assets:
Cash	$ 6,667	$ 36,006
Accounts receivable	-	6,783
Current portion of prepaid domain name renewal fees	88,775	47,656
Prepaid expenses	1,354	5,674
Total current assets	96,796	96,119
Prepaid domain name renewal fees, net of current portion	-	-
Property and equipment, net	12,963	17,247
Intangible assets, net	952,165	1,002,876
Total assets	$ 1,061,924	$ 1,116,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 232,698	$ 225,052
Accounts payable - related party	19,495	7,445
Notes payable – third party (in default)	150,000	-
Notes payable – related party	47,650	49,000
Deferred revenue	9,114	9,114
Accrued interest	109	991
Accrued payroll	1,374	11,547
Deferred officer compensation	303,135	152,309
Total current liabilities	763,575	455,458
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 29,182,275 and 29,160,599 shares issued and outstanding at August 31, 2013 and February 28, 2013, respectively	291,819	291,602
Additional paid-in-capital	27,425,099	26,826,042
Subscriptions receivable	(821,854)	(978,854)
Accumulated deficit	(26,596,715)	(25,478,006)
Total stockholders’ equity	298,349	660,784
Total liabilities and stockholders’ equity	$ 1,061,924	$ 1,116,242

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 253	$ 13,166	$ 562	$ 21,139

Cost of revenues	78,435	135,883	159,632	255,259

Gross profit (loss)	(78,182)	(122,717)	(159,070)	(234,120)

Operating expenses:
Selling, general and administrative expenses	366,114	271,891	934,299	720,340
Loss from operations	(444,296)	(394,608)	(1,093,369)	(954,460)
Other income (expense)
Interest expense	(10,201)	-	(25,614)	-
Other income	275	469	275	174,866
Total other income (expense)	(9,926)	469	(25,339)	174,866

Net loss before income tax	(454,222)	(394,139)	(1,118,708)	(779,594)
I Income tax provision	-	-	-	-
Net loss	$ (454,222)	$ (394,139)	$ (1,118,708)	$ (779,594)

Net loss per common share – basic and diluted	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.03)

Weighted average common shares outstanding - basic and diluted	29,164,604	29,147,621	29,162,602	29,129,805

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2013	2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,118,708)	$ (779,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,284	6,425
Amortization of website development costs	54,685	57,259
Interest paid with Warrants	4,410	-
Stock-based compensation expense	560,958	130,309
Stock issued for director fees and executive compensation	13,655	17,613
Gain from sale of domain name	-	(174,300)
Amortization of debt discount	20,251	-
Changes in operating assets and liabilities:
Accounts receivable	6,783	1,793
Prepaid domain name renewal fees	(41,119)	82,503
Prepaid expense	4,320	6,250
Accounts payable	7,401	102,794
Accounts payable – related parties	12,295	-
Accrued interest	109	-
Accrued payroll	(11,164)	418
Deferred officer compensation	150,826	15,866
Deferred revenue	-	14,299
Net cash used in operating activities	(331,015)	(518,365)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,526)
Purchase of intangible asset - website development	(3,486)	(1,872)
Purchases of intangible assets – domain names	(488)	(22,311)
Proceeds from sale of domain name	-	175,000
Net cash used in investing activities	(3,974)	146,291
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – third party	150,000	-
Payments on notes payable – related party	(1,350)	-
Payments received on stockholder subscription receivables	157,000	130,000
Proceeds from issuance of stock	-	75,000
Net cash provided by financing activities	305,650	205,000

Net change in cash and cash equivalents	(29,339)	(167,074)
Cash and cash equivalents, beginning of period	36,006	221,904
Cash and cash equivalents, end of period	$ 6,667	$ 54,830

Non-cash transactions:
Debt discount on notes payable – third party	$ 20,251	$ -

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

At August 31, 2013, the Company had an accumulated deficit of $26,596,715.  Subsequent to August 31, 2013, the Company has received cash proceeds totaling approximately $72,000 from its stock subscription receivable. The Company anticipates that expected future proceeds from its stock subscription receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2014.  In the event that we are unable to obtain additional capital in the future, we would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of August 31, 2013.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2013 and February 28, 2013.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Note 3. Intangible Assets

Intangible assets, net are as follows:

	August 31, 2013	February 28, 2013
Domain names	$ 860,673	$ 860,185
Website development costs	366,166	362,680
Less: accumulated amortization	(274,674)	(219,989)
Intangible assets, net	$ 952,165	$ 1,002,876

During the six months ended August 31, 2013, the Company capitalized $488 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the six months ended August 31, 2013, the Company incurred $139,175 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $98,056 on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the six months ended August 31, 2013.  At August 31, 2013, the Company had $88,775 of prepaid domain name renewal fees which will be amortized over future periods.

During the six months ended August 31, 2013, the Company capitalized $3,486 of website development costs.  The Company has a total recorded cost of $366,166 at August 31, 2013 and it has determined that $351,458 pertain to a component that is ready for its intended use and have an estimated useful life of three years.    During the six months ended August 31, 2013, the Company recorded $54,685 of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.

Note 4. Deferred Officer Compensation

Richard Pomije, Secretary, Treasurer and Chairman and David Pomije, CEO and a Director of the Company, have elected to forego a portion of their salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future.  During the three months ended August 31, 2013, the Company recorded $55,769 of deferred officer compensation and made payments of $6,000 to Richard Pomije and recorded $37,500 of deferred officer compensation for David Pomije.  During the six months ended August 31, 2013, the Company recorded $125,576 of deferred officer compensation and made payments of $31,000 to Richard Pomije and recorded $56,250 of deferred officer compensation for David Pomije.  The total balance at August 31, 2013, and February 28, 2013, were $303,135 and $152,309, respectively.

Note 5. Stockholders’ Equity

Stock Transactions

On August 15, 2013, the Company issued 21,676 restricted common shares at $0.63 per share, valued at $13,656, to four directors and the Company’s contract CFO for payment of director fees, executive compensation and consulting fees.  The restricted common shares were valued based at the market price on the grant date.

Stock Warrants

As of August 31, 2013, the Company had 26,668 warrants outstanding with an exercise price of $4.00 and 90,000 with an exercise price of $0.75.  The $4.00 warrants expire two years from their date of issuance and the $0.75 warrants expire one year from their date of issuance.  The weighted average remaining exercise period as of August 31, 2013 for the $4.00 warrants is 0.21 years and for the $0.75 warrants is 0.63 years.

On April 1, 2013, the Company issued 75,000 stock purchase warrants to a stockholder of the Company to purchase 75,000 shares of the Company’s stock for $0.75 per share for a term of one year.  The warrants were issued in lieu of interest on an unsecured promissory note for a working capital loan of $150,000, which was due in full on June 30, 2013; but remains outstanding as of August 31, 2013.  The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

April 1,
2013
Weighted-average volatility	137%
Expected dividends	None
Expected term (in years)	1.00
Weighted-average risk-free interest rate	0.14%
Weighted-average fair value of options granted	$0.27

The total fair value of the warrants granted by the Company on April 1, 2013 was $20,251, which was recorded as a loan discount and will be amortized to interest expense over the term of the loan.  During the three and six months ended August 31, 2013, the Company amortized $6,750 and $20,251 of the discount to interest expense and at August 31, 2013 the discount had a remaining balance of $0.

On June 30, 2013, the Company failed to make its $150,000 payment due on its unsecured promissory note with a stockholder of the Company.  Per the terms of the agreement, if the Company is in default for more than five days, it is required to issue an additional 10,000 warrants to the stockholder as a late payment fee.  On July 5, 2013, the Company issued 10,000 stock purchase warrants to the stockholder allowing for the purchase of 10,000 shares of the Company's stock at $0.75 per share for a term of one year.  The agreement further requires the Company to issue an additional 5,000 warrants to the stockholder each month that the note is in default, up to a maximum of 75,000 total additional warrants.  On August 5, 2013 the note remained in default and the Company issued 5,000 stock purchase warrants to the stockholder allowing for the purchase of 5,000 shares of the Company's stock at $0.75 per share for a term of one year.  The note remained in default at August 31, 2013.   The 15,000 warrants issued as late payment penalties during July and August 2013, were valued at $4,410 and were charged to interest expense during the three months ended August 31, 2013.

On July 16, 2013, the Company issued 50,000 stock purchase warrants to a consultant of the Company to purchase 50,000 shares of the Company’s stock for $0.68 per share for a term of ten years.  The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

July 16,
2013
Weighted-average volatility	144%
Expected dividends	None
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.55%
Weighted-average fair value of options granted	$0.67

The total fair value of the warrants granted by the Company on July 16, 2013 was $33,310, which was recorded as stock based compensation as the warrants vested immediately.

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of August 31, 2013, this would translate into maximum ownership by Auctus of approximately 1,456,000 shares of the Company’s common stock.

During the fiscal year ended February 29, 2012, the Company issued 1,000 shares for total proceeds of $2,108 in connection with the drawdown agreement.

During the fiscal year ended February 28, 2013, the Company did not utilize the drawdown agreement.

During the six months ended August 31, 2013, the Company did not utilize the drawdown agreement.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2013, an aggregate of 7,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

For the six months ended August 31, 2013, the Company granted stock options allowing for the purchase of up to an aggregate of 2,000,000 shares of common stock.  On April 26, 2013, the Company granted 2,000,000 options to an officer/director with a term of 10 years and the options vest as follows: 500,000 on April 16, 2013, 500,000 on April 16, 2014, 500,000 on April 16, 2015 and 500,000 on April 16, 2016. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the six months ended August 31, 2013, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

April 16,
2013
Weighted-average volatility	138%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.585

The total fair value of the stock options granted by the Company for the six months ended August 31, 2013 was $1,170,073.

Total stock compensation expense for all option grants was $143,859 and $26,041 for the three months ended August 31, 2013 and 2012, respectively, and $527,648 and $130,309 for the six months ended August 31, 2013 and 2012, respectively.  This expense is included in selling, general and administrative expense. As of August 31, 2013, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended August 31, 2013 and 2012 basic (loss) per common share by $ (0.005) and $(0.001), respectively, and the six months ended August 31, 2013 and 2012 basic (loss) per common share by $(0.018) and $(0.004), respectively.  There remains $743,804 of total unrecognized compensation expense, which is expected to be recognized over future periods through April 30, 2016.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2013	4,410,000	$ 1.221	-	-
Granted	2,000,000	0.700	-	-
Canceled or expired	(675,000)	2.080	-	-
Exercised	-	-	-	-
Outstanding – August 31, 2013	5,735,000	$ 0.938	8.34	-
Exercisable at August 31, 2013	3,785,000	$ 1.022	7.82	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Mr. Mills invoiced the Company $8,250 and $7,950 for the three months ended August 31, 2013 and 2012, respectively, and $16,500 and $15,900 for the six months ended August 31, 2013 and 2012, respectively. At August 31, 2013 and February 28, 2013, the Company owed Mr. Mills $19,250 and $5,500, respectively, pertaining to the lease.

Minimum lease payments at August 31, 2013 are as follows:

FY 2014	$ 16,800
FY 2015	25,650
$ 42,450

Accounts Payable

The Company had Accounts payable balances due to related parties of $19,495 at August 31, 2013, which consisted of $245 due to Richard Pomije and $19,250 due to Jeff Mills.  The balance at February 28, 2013 was $7,445 which consisted of $1,945 due to Richard Pomije and $5,500 due to Jeff Mills.

Notes Payable – Related Party

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate increased to 7.5%.  The outstanding balance of the loan at August 31, 2013 was $48,235.  For the three months ended August 31, 2013 and 2012, the Company made principal payments of $487 and $0, respectively, and interest expense incurred on this loan was $934 and $0, respectively.  For the six months ended August 31, 2013 and 2012, the Company made principal payments of $1,350 and $0, respectively, and interest expense incurred on this loan was $1,838 and $0, respectively.  Accrued interest at August 31, 2013 and February 28, 2013 was $109 and $991, respectively.

Note 8. Notes Payable

Notes Payable – Third Party

On April 1, 2013, the Company signed an unsecured promissory note with a stockholder of the Company, for a non interest bearing working capital loan of $150,000, due in full on June 30, 2013. In lieu of interest on the loan, the Company issued the stockholder 75,000 warrants to purchase the Company’s stock at $0.75 per share.  The warrants were issued on March 27, 2013 and have a term of one year.  If the Company defaults in payment by more than five days, the stockholder receives an additional 10,000 warrants under the same terms as the original warrants.  Each additional month that the Company is in default, the stockholder receives an additional 5,000 warrants under the same terms as the original warrants, up to a maximum of 75,000 additional warrants.  The Company recorded a discount of $20,251 on April 1, 2013 and amortized $20,251 of the discount and recorded it as interest expense on its consolidated statement of operations for the six months ended August 31, 2013.  The discount balance at August 31, 2013 was $0. The Company evaluated the warrants for derivative features noting none.

On June 30, 2013, the Company failed to make its $150,000 payment due on its unsecured promissory note with a stockholder of the Company.  Per the terms of the agreement, if the Company is in default for more than five days, it is required to issue an additional 10,000 warrants to the stockholder as a late payment fee.  On July 5, 2013, the Company issued 10,000 stock purchase warrants to the stockholder allowing for the purchase of

10,000 shares of the Company's stock at $0.75 per share for a term of one year.  The agreement further requires the Company to issue an additional 5,000 warrants to the stockholder each month that the note is in default, up to a maximum of 75,000 total additional warrants.  On August 5, 2013 the note remained in default and the Company issued 5,000 stock purchase warrants to the stockholder allowing for the purchase of 5,000 shares of the Company's stock at $0.75 per share for a term of one year.  The 15,000 warrants issued as late payment penalties during July and August 2013, were valued at $4,410 and were charged to interest expense during the three months ended August 31, 2013.

As of October 15, 2013, the Company had not made the payment and remained in default on the note.

Notes Payable - Related Party

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate increased to 7.5%.  The outstanding balance of the loan at August 31, 2013 was $48,235.  For the three months ended August 31, 2013, and 2012, the Company made principal payments of $487 and $0, respectively, and interest expense incurred on this loan was $934 and $0, respectively.  For the six months ended August 31, 2013, and 2012, the Company made principal payments of $1,350 and $0, respectively, and interest expense incurred on this loan was $1,838 and $0, respectively.  Accrued interest at August 31, 2013, and February 28, 2013 was $109 and $991, respectively.

Note 9. Commitments and Contingencies

The Company is exposed to asserted and un-asserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of August 31, 2013, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of August 31, 2013, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of August 31, 2013, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 10. Common Stock Subscriptions Receivable

As of August 31, 2013, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at August 31, 2013 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2013 is $521,854.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2013 is $300,000.

Summary

For the six months ended August 31, 2013, the Company received stock subscription payments of $157,000 and as of August 31, 2013, the Company had related party stock subscriptions receivable aggregating $821,854 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)

Receivable balance at February 28, 2013	978,854
Cash collected	(68,000)
Receivable balance at May 31, 2013	910,854
Cash Collected	(89,000)
Receivable balance at August 31, 2013	$ 821,854

Summary of outstanding subscriptions:
2005 subscriptions	$ -
2007 subscriptions	521,854
2010 subscriptions	300,000
$ 821,854

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

The Company did not exercise its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they did not provide any “downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements required the Company to reimburse the subscription holder up to 30% of the $.75 purchase price, or $0.225, if the market price of the stock was below $0.75 when converted. The protection could have been provided in additional shares if necessary.  The subscription agreements did not define the term “when converted.”  The Company took the position that if at the time that a purchaser made a payment in full for the shares under a 2005 subscription agreement and the closing price of the shares of the Company’s stock is less than $0.75, the shareholder would have been entitled to up to 30% additional shares, depending on the trading share price.  As of April 2012, the 2005 subscription agreements were paid for in their entirety and any potential downside protection ceased.

Note 11. Earnings (Loss) Per Share

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2013 and 2012:

	Three months ended
	August 31,
	2013	2012
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (454,222)	$ (349,139)
Weighted average of common shares outstanding	29,164,604	29,147,621,
Basic net loss per share	$ (0.02)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (454,222)	$ (394,139)
Weighted average of common shares outstanding	29,164,604	29,147,621
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,164,604	29,147,621

Diluted net loss per share	$ (0.02)	$ (0.01)

	Six months ended
	August 31,
	2013	2012
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,118,708)	$ (779,594)
Weighted average of common shares outstanding	29,162,602	29,129,805
Basic net loss per share	$ (0.04)	$ (0.03)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,118,708)	$ (779,594)
Weighted average of common shares outstanding	29,162,602	29,129,805
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,162,602	29,129,805

Diluted net loss per share	$ (0.04)	$ (0.03)

(1)

At August 31, 2013 and 2012, there were outstanding stock options equivalent of 5,735,000 and 4,570,000 common shares, respectively.  The stock options are anti-dilutive at August 31, 2013 and 2012 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2013 and 2012, there were outstanding warrants equivalent to 116,668 and 1,092,410 common shares, respectively.   The warrants are anti-dilutive at August 31, 2013 and 2012 and therefore have been excluded from diluted earnings (loss) per share.

Note 12. Supplemental Disclosure of Cash Flow Information

	Six months ended
	August 31,
	2013	2012
Non-cash flow information:
Cash paid for interest	$ 1,838	-

Non-cash investing and financing activities:
Debt discount on loan – stockholder	$ 20,251	-

Note 13. Subsequent Events

The Company has collected approximately $72,000 of its stock subscription receivables during the period from September 1, 2013 to October 15, 2013.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2013, and its results of operations for the three and six months ended August 31, 2013 and 2012, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2013, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2013 and 2012

During the three months ended August 31, 2013, the Company recorded revenues of $253 and cost of revenues of $78,435 for a negative gross profit of $(78,182) compared to revenues of $13,166 and cost of revenues of $135,883 for a negative gross profit of $(122,717), for the same period in 2012.  For the three months ended August 31, 2013, revenue mainly consisted of commissions generated from advertising on our websites of $253.  For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $4,995 and the direct sale of display advertising of $8,171.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $49,008 for 2013 compared to $47,397 for 2012, server/bandwidth expense of $2 for 2013 and $11,185 for 2012, amortization of website development fees were $27,342 for 2013 and $27,971 for 2012 and direct sales expense of $2,043 for 2013 compared to $49,331 for 2012.

Selling, general and administrative expenses for the most current three months increased by $94,223 to $366,114 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $177,169 for the three months ended August 31, 2013, compared to $26,041 for the three months ended August 31, 2012, an increase of $151,128, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $188,945 for the three months ended August 31, 2013, compared to $245,850 for the three months ended August 31, 2012.  The decrease of $56,905 was primarily due to a decrease in payroll expense of $20,060 and a $17,068 decrease in legal and professional fees.  The Company’s overall net loss for the current three months increased by $60,083 to $454,222.

SIX MONTHS ENDED AUGUST 31, 2013 and 2012

During the six months ended August 31, 2013, the Company recorded revenues of $562 and cost of revenues of $159,632 for a negative gross profit of $(159,070) compared to revenues of $21,139 and cost of revenues of $255,259 for a negative gross profit of $(234,120), for the same period in 2012.  For the six months ended August 31, 2013, revenue mainly consisted of commissions generated from advertising on our websites of $553  For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $8,806 and the direct sale of display advertising of $12,333.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $98,055 for 2013 compared to $93,687 for 2012, server/bandwidth expense of $1,396 for 2013 and $20,652 for 2012, amortization of website development fees were $54,685 for 2013 and $57,260 for 2012 and direct sales expense of $5,497 for 2013 compared to $83,660 for 2012.

Selling, general and administrative expenses for the most current six months increased by $213,959 to $934,299 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $560,957 for the six months ended August 31, 2013, compared to $130,309 for the six months ended August 31, 2012, an increase of $430,648, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $373,342 for the six months ended August 31, 2013, compared to $590,031 for the six months ended August 31, 2012.  The decrease of $216,689 was primarily due to a decrease in legal and professional fees of $125,029, a decrease in payroll expense of $52,636 and a $12,464 decrease in travel and entertainment expense.  The Company’s overall net loss for the current three months increased by $339,114 to $1,118,708.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2013

The Company’s cash position at August 31, 2013, was $6,667, a decrease of $29,339 from $36,006 at February 28, 2013.  Net cash used in operating activities during the six months ended August 31, 2013 and 2012, was $331,015 and $518,365, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $187,350 is mainly due to an increase of $134,960 in deferred officer compensation.

Net cash used in investing activities for the six months ended August 31, 2013 was $3,974 of which $3,486 was used for additional website development fees and $488 for the purchase of additional domain names as compared to net cash provided of $146,291 for the six months ended August 31, 2012, of which $175,000 was proceeds from the sale of a domain name offset by $4,526 used for the purchase of additional property and equipment, $22,311 used for the purchase of additional domain names and $1,872 used for additional website development cost.

Net cash provided by financing activities for the six months ended August 31, 2013 was $305,650 which consisted of proceeds from loan - director/stockholder of $150,000, payments received on stockholder subscription receivables of $157,000 offset by $1,350 of principal payments on loan - director/stockholder.  For the comparable period ended August 31, 2012, the Company had net cash provided by financing activities of $205,000 which consisted of proceeds from the issuance of common stock of $75,000 and payments received on stockholder subscription receivables of $130,000.

Monthly cash operating expenses for the six months ended August 31, 2013, were approximately $77,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should remain at approximately $77,000 per month, which includes the remaining annual cost to renew the existing domain names of approximately $55,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2014, include a $150,000 payment due June 30, 2013 on a promissory note with a stockholder of the Company, the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA, $22,500 pertaining to the Company's software development maintenance agreement and a promissory note with Jeff Mills, a director and stockholder, with a balance due of $47,650 as of August 31, 2013 and is payable on demand.  From September 1, 2013 to October 15, 2013, the Company has received cash proceeds of approximately $72,000 from stock subscription receivables.

The Company failed to make the payment due on June 30, 2013 on the promissory note with a stockholder.  Per the terms of the agreement, the Company was in default for more than five days and issued an additional 10,000 warrants to the stockholder.  The warrants allow the stockholder to purchase the Company's stock at $0.75 per share and have a term of one year.  The agreement further requires the Company to issue an additional 5,000 warrants to the stockholder each month that the note is in default, up to a maximum of 75,000 total additional warrants.  On August 5, 2013 the note remained in default and the Company issued 5,000 stock purchase warrants to the stockholder allowing for the purchase of 5,000 shares of the Company's stock at $0.75 per share for a term of one year. As of October 15, 2013, the Company had not made the payment and remained in default on the note.

As of August 31, 2013, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the 2005 subscription agreements at August 31, 2013 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2013 is $521,854.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2013 is $300,000.

Summary

For the six months ended August 31, 2013, the Company received stock subscription payments of $157,000 and as of August 31, 2013, the Company had related party stock subscriptions receivable aggregating $821,854 for the 2007 and 2010 agreements.

The following table summarizes the stock subscription receivable, by quarter, at August 31, 2013:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2012	1,299,654	-			-
May 31, 2012	1,249,654	50,000
August 31, 2012	1,169,654	80,000
November 30, 2012	1,099,154	70,500
February 28, 2013	978,854	120,300
May 31, 2013	910,854	68,000
August 31, 2013	821,854	89,000

The Company did not exercise its rights, per the 2005 subscription agreements, to demand monthly 1/36 payments or to charge up to 4% interest on the subscription amounts outstanding and they did not provide any

“downside protection” to the subscribers.  The “downside protection” in the terms for the 2005 subscription agreements required the Company to reimburse the subscription holder up to 30% of the $0.75 purchase price, or $0.225, if the market price of the stock was below $0.75 when converted. The protection could have been provided in additional shares if necessary.  The subscription agreements did not define the term “when converted.”  The Company took the position that if at the time that a purchaser made a payment in full for the shares under a 2005 subscription agreement and the closing price of the shares of the Company’s stock is less than $0.75, the shareholder would have been entitled to up to 30% additional shares, depending on the trading share price.  As of April 2012, the 2005 subscription agreements were paid for in their entirety and any potential downside protection ceased.

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscription receivables, future proceeds from the issuance of our common stock and proceeds from the sale of current domain names should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect our stock subscription receivables as needed or raise additional capital through the sale of our common stock or sell additional domain names on acceptable terms, we would be forced to reduce operating expenses and/or cease operations altogether.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of August 31, 2013, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of August 31, 2013, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2013, that material weaknesses continue to exist in our internal control over financial reporting as of August 31, 2013, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of August 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended August 31, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2013, the Company issued 21,676 restricted common shares at $0.63 per share, valued at $13,656, to four directors and the Company’s contract CFO for payment of director fees, executive compensation and consulting fees.  The restricted common shares were valued based at the market price on the grant date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2013, has previously been reported.

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

DigitalTown, Inc.

Dated: October 15, 2013

/s/ David R. Pomije_____________________

David R. Pomije

Chief Executive Officer

Principal Executive Officer

/s/ Paul R. Gramstad_____________________

Paul R. Gramstad

Chief Financial Officer

Principal Financial Officer