Form 10-Q
period 2013-11-30
DigitalTown, Inc.
filed 2014-01-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

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

There were 29,191,098 shares of the registrant’s common stock outstanding as of January 15, 2014.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II

Item 1.	Legal Proceedings	30

Item 1A	Risk Factors	30

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-19

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30,	February 28,
	2013	2013
	(unaudited)
Current assets:
Cash	$ 8,227	$ 36,006
Accounts receivable	351	6,783
Prepaid domain name renewal fees	89,712	47,656
Prepaid expenses	339	5,674
Total current assets	98,629	96,119
Property and equipment, net	11,373	17,247
Intangible assets, net	930,295	1,002,876
Total assets	$ 1,040,297	$ 1,116,242
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 246,174	$ 225,052
Accounts payable - related party	27,745	7,445
Notes payable – third party (in default)	150,000	-
Notes payable – related party	47,167	49,000
Deferred revenue	9,114	9,114
Accrued interest	98	991
Accrued payroll	4,646	11,547
Deferred officer compensation	231,557	152,309
Total current liabilities	716,501	455,458
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 29,191,098 and 29,160,599 shares issued and outstanding at November 30, 2013 and February 28, 2013, respectively	291,908	291,602
Additional paid-in-capital	27,343,894	26,826,042
Subscriptions receivable	(679,354)	(978,854)
Accumulated deficit	(26,632,652)	(25,478,006)
Total stockholders’ equity	323,796	660,784
Total liabilities and stockholders’ equity	$ 1,040,297	$ 1,116,242

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 451	$ 16,049	$ 1,013	$ 37,188

Cost of revenues	71,991	113,142	231,623	368,866

Gross profit (loss)	(71,540)	(97,558)	(230,610)	(331,678)

Operating expenses:
SG&A expense (income)	(41,261)	162,849	893,038	883,189
Loss from operations	(30,279)	(260,407)	(1,123,648)	(1,214,867)
Other income (expense)
Interest expense	(5,659)	(255)	(31,273)	(255)
Other income	-	51	275	174,917
Total other income (expense)	(5,659)	(204)	(30,998)	174,662

Net loss before income tax	(35,938)	(260,611)	(1,154,646)	(1,040,205)
I Income tax provision	-	-	-	-
Net loss	$ (35,938)	$ (260,611)	$ (1,154,646)	$ (1,040,205)

Net income (loss) per common share – basic and diluted	$ (0.00)	$ (0.01)	$ (0.04)	$ (0.04)

Weighted average common shares outstanding - basic and diluted	29,167,968	29,165,599	29,169,625	29,141,649

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2013	2012
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,154,646)	$ (1,040,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,874	9,680
Amortization of website development costs	76,572	84,602
Interest paid with warrants	9,162	-
Stock-based compensation expense	370,589	120,807
Stock issued for director fees and executive compensation	18,156	17,613
Gain from sale of domain name	-	(174,300)
Amortization of debt discount	20,251	-
Changes in operating assets and liabilities:
Accounts receivable	6,432	7,910
Prepaid domain name renewal fees	(42,056)	81,159
Prepaid expense	5,335	2,650
Accounts payable	20,877	119,033
Accounts payable – related parties	20,545	7,950
Advance from director/stockholder	-	23,500
Accrued interest	22	-
Accrued payroll	(6,903)	3,154
Deferred officer compensation	178,335	84,616
Deferred revenue	-	9,947
Net cash used in operating activities	(471,455)	(641,884)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,526)
Purchase of intangible asset - website development	(3,486)	(9,023)
Purchases of intangible assets – domain names	(505)	(23,520)
Proceeds from sale of domain name	-	175,000
Net cash (used in) provided by investing activities	(3,991)	137,931
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – third party	150,000	-
Proceeds from notes payable - related party	-	25,000
Payments on notes payable – related party	(1,833)	-
Payments received on stockholder subscription receivables	299,500	200,500
Proceeds from issuance of stock	-	75,000
Net cash provided by financing activities	447,667	300,500

Net change in cash and cash equivalents	(27,779)	(203,453)
Cash and cash equivalents, beginning of period	36,006	221,904
Cash and cash equivalents, end of period	$ 8,227	$ 18,451

Non-cash transactions:
Accrued compensation capital contribution	$ 100,000	$ -
Debt discount on notes payable – third party	$ 20,251	$ -

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

At November 30, 2013, the Company had an accumulated deficit of $26,632,652.  Subsequent to November 30, 2013, the Company has received cash proceeds totaling approximately $22,000 from its stock subscription receivable. The Company anticipates that expected future proceeds from its stock subscription receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least November 30, 2014.  In the event that we are unable to obtain additional capital in the future, we would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of November 30, 2013.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2013 and February 28, 2013.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

Note 3. Intangible Assets

Intangible assets, net are as follows:

	November 30, 2013	February 28, 2013
Domain names	$ 860,690	$ 860,185
Website development costs	366,166	362,680
Less: accumulated amortization	(296,561)	(219,989)
Intangible assets, net	$ 930,295	$ 1,002,876

During the nine months ended November 30, 2013, the Company capitalized $505 in additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.

During the nine months ended November 30, 2013, the Company incurred $190,203 of annual domain name renewal fees and recorded them as prepaid domain name renewal fees and expensed $148,147 on a straight line basis, to cost of revenues in the Company’s consolidated statement of operations for the nine months ended

November 30, 2013.  At November 30, 2013, the Company had $89,712 of prepaid domain name renewal fees which will be amortized over future periods.

During the nine months ended November 30, 2013, the Company capitalized $3,486 of website development costs.  The Company has a total recorded cost of $366,166 at November 30, 2013 and it has determined that $351,458 pertain to a component that is ready for its intended use and have an estimated useful life of three years.    During the nine months ended November 30, 2013, the Company recorded $76,572 of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.

Note 4. Deferred Officer Compensation

Richard Pomije, Chairman, CEO, Secretary and Treasurer of the Company and David Pomije, former CEO and Director, elected to forego a portion of their salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended November 30, 2013, the Company recorded $50,000 of deferred officer compensation and made payments of $31,000 to Richard Pomije and recorded $14,423 of deferred compensation and made payments of $5,000 to David Pomije. During the nine months ended November 30, 2013, the Company recorded $125,576 of deferred officer compensation and made payments of $31,000 to Richard Pomije and recorded $70,673 of deferred officer compensation and made payments of $5,000 to David Pomije.  On October 18, 2013, Richard Pomije elected to forego $100,000 of the deferred compensation due him and the Company treated it as a capital contribution which resulted in an increase to additional paid in capital and a corresponding decrease to deferred officer compensation of $100,000. The total balance recorded as deferred officer compensation at November 30, 2013 and February 28, 2013, was $231,557 and $152,309, respectively.

Note 5. Stockholders’ Equity

Stock Transactions

On August 15, 2013, the Company issued 21,676 restricted common shares at $0.63 per share, valued at $13,655, to four directors and the Company’s contract CFO for payment of director fees, executive compensation and consulting fees.  The restricted common shares were valued based at the market price on the grant date.

On November 15, 2013, the Company issued 8,823 restricted common shares at $0.51 per share, valued at $4,500, to three directors for payment of director fees.  The restricted common shares were valued based at the market price on the grant date.

Additional Paid In Capital

During October 2013, two officers who are also related parties, forfeited $165,673 of accrued compensation thereby reducing accrued compensation and increasing additional paid in capital by this amount which was treated as capital contributions for the Company.

Stock Warrants

As of November 30, 2013, the Company had 10,000 warrants outstanding with an exercise price of $4.00 and 105,000 with an exercise price of $0.75.  The $4.00 warrants expire two years from their date of issuance and the $0.75 warrants expire one year from their date of issuance.  The weighted average remaining exercise period as of November 30, 2013, for the $4.00 warrants is 0.17 years and for the $0.75 warrants is 0.68 years.

On April 1, 2013, the Company issued 75,000 stock purchase warrants to a stockholder of the Company to purchase 75,000 shares of the Company’s stock for $0.75 per share for a term of one year.  The warrants were issued in lieu of interest on an unsecured promissory note for a working capital loan of $150,000, which was due in full on June 30, 2013; but remains outstanding as of November 30, 2013.  The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

April 1,
2013
Weighted-average volatility	137%
Expected dividends	None
Expected term (in years)	1.00
Weighted-average risk-free interest rate	0.14%
Weighted-average fair value of options granted	$0.27

The total fair value of the warrants granted by the Company on April 1, 2013 was $20,251, which was recorded as a loan discount and will be amortized to interest expense over the term of the loan.  During the three and nine months ended November 30, 2013, the Company amortized $0 and $20,251, respectively, of the discount to interest expense and at November 30, 2013 the discount had a remaining balance of $0.

On June 30, 2013, the Company failed to make its $150,000 payment due on its unsecured promissory note with a stockholder of the Company.  Per the terms of the agreement, if the Company is in default for more than five days, it is required to issue an additional 10,000 warrants to the stockholder as a late payment fee.  On July 5, 2013, the Company issued 10,000 stock purchase warrants to the stockholder allowing for the purchase of 10,000 shares of the Company's stock at $0.75 per share for a term of one year.  The agreement further requires the Company to issue an additional 5,000 warrants to the stockholder each month that the note is in default, up to a maximum of 75,000 total additional warrants.  The note remained in default at November 30, 2013.

The following table recaps the additional warrants issued to the stockholder as late payment penalties:

Date	Warrants Issued	FMV
July 5, 2013	10,000	$ 2,696
August 5, 2013	5,000	$ 1,714
September 5, 2013	5,000	$ 1,508
October 5,2013	5,000	$ 1,555
November 5, 2013	5,000	$ 1,689

During the three and nine months ended November 30, 2013, the Company charged $4,752 and $9,162, respectively, to interest expense relating to late payment penalties on its unsecured promissory note with a stockholder of the Company.

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

The total fair value of the warrants granted by the Company on July 16, 2013 was $33,310, which was recorded as stock based compensation as the warrants vested immediately.  On October 29, 2013, the Company terminated its relationship with the consultant and the warrants were forfeited on November 29, 2013.

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

•

In no event can the number of shares owned by Auctus exceed 4.99% of the then outstanding shares of the Company’s common stock.  As of November 30, 2013, this would translate into maximum ownership by Auctus of approximately 1,457,000 shares of the Company’s common stock.

During the fiscal year ended February 29, 2012, the Company issued 1,000 shares for total proceeds of $2,108 in connection with the drawdown agreement.

During the fiscal year ended February 28, 2013, the Company did not utilize the drawdown agreement.

During the nine months ended November 30, 2013, the Company did not utilize the drawdown agreement.

Note 6. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2013, an aggregate of 7,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

For the nine months ended November 30, 2013, the Company granted stock options allowing for the purchase of up to an aggregate of 2,000,000 shares of common stock.  On April 26, 2013, the Company granted 2,000,000 options to an officer/director with a term of 10 years and the options vest as follows: 500,000 on April 16, 2013, 500,000 on April 16, 2014, 500,000 on April 16, 2015 and 500,000 on April 16, 2016. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the nine months ended November 30, 2013, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

April 16,
2013
Weighted-average volatility	138%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.585

The total fair value of the stock options granted by the Company for the nine months ended November 30, 2013 was $1,170,073.

During the three months ended November 30, 2013, 2,000,000 stock options were canceled due to the resignation of an Officer/Director.  The Company reversed $200,165 of stock compensation expense previously recognized in the current year due to the cancelation of these options.

Total stock compensation expense for all option grants was $(190,368) and $(9,502) for the three months ended November 30, 2013 and 2012, respectively, and $370,589 and $120,807 for the nine months ended November 30, 2013 and 2012, respectively.  This expense is included in selling, general and administrative expense. As of November 30, 2013, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended November 30, 2013 and 2012 basic earnings per common share by $0.007 and $0.0003, respectively, and the nine months ended November 30, 2013 and 2012 basic (loss) per common share by $(0.013) and $(0.004), respectively.  There remains $24,939 of total unrecognized compensation expense, which is expected to be recognized over future periods through November 30, 2015.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2013	4,410,000	$ 1.221	-	-
Granted	2,000,000	0.700	-	-
Canceled or expired	(2,675,000)	1.048	-	-
Exercised	-	-	-	-
Outstanding – November 30, 2013	3,735,000	$ 1.066	7.50	-
Exercisable at November 30, 2013	3,285,000	$ 1.071	7.29	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 7. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011, to December 15, 2012, $2,750 for the period of December 16, 2012, to December 15, 2013, and $2,850 for the period of December 16, 2013, to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Mr. Mills invoiced the Company $8,250 and $7,950 for the three months ended November 30, 2013 and 2012, respectively, and $24,750 and $23,850 for the nine months ended November 30, 2013 and 2012, respectively. At November 30, 2013 and February 28, 2013, the Company owed Mr. Mills $27,500 and $5,500, respectively, pertaining to the lease.

Minimum lease payments at November 30, 2013 are as follows:

FY 2014	$ 8,550
FY 2015	25,650
$ 34,200

Accounts Payable

The Company had Accounts payable balances due to related parties of $27,745 at November 30, 2013, which consisted of $245 due to Richard Pomije and $27,500 due to Jeff Mills.  The balance at February 28, 2013 was $7,445 which consisted of $1,945 due to Richard Pomije and $5,500 due to Jeff Mills.

Notes Payable – Related Party

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate increased to 7.5%.  The outstanding balance of the loan at

November 30, 2013, was $47,167.  For the three months ended November 30, 2013 and 2012, the Company made principal payments of $483 and $0, respectively, and interest expense incurred on this loan was $948 and $0, respectively.  For the nine months ended November 30, 2013 and 2012, the Company made principal payments of $1,833 and $0, respectively, and interest expense incurred on this loan was $2,811 and $0, respectively.  Accrued interest at November 30, 2013 and February 28, 2013 was $993 and $991, respectively.

Additional Paid In Capital

During October 2013, two officers who are also related parties, forfeited $165,673 of accrued compensation thereby reducing accrued compensation and increasing additional paid in capital by this amount which was treated as capital contributions for the Company.

Note 8. Notes Payable

Notes Payable – Third Party

On April 1, 2013, the Company signed an unsecured promissory note with a stockholder of the Company, for a non interest bearing working capital loan of $150,000, due in full on June 30, 2013. In lieu of interest on the loan, the Company issued the stockholder 75,000 warrants to purchase the Company’s stock at $0.75 per share.  The warrants were issued on March 27, 2013 and have a term of one year.  If the Company defaults in payment by more than five days, the stockholder receives an additional 10,000 warrants under the same terms as the original warrants.  Each additional month that the Company is in default, the stockholder receives an additional 5,000 warrants under the same terms as the original warrants, up to a maximum of 75,000 additional warrants.  The Company recorded a discount of $20,251 on April 1, 2013 and amortized $20,251 of the discount and recorded it as interest expense on its consolidated statement of operations for the nine months ended November 30, 2013.  The discount balance at November 30, 2013 was $0. The Company evaluated the warrants for derivative features noting none.

On June 30, 2013, the Company failed to make its $150,000 payment due on its unsecured promissory note with a stockholder of the Company.  Per the terms of the agreement, if the Company is in default for more than five days, it is required to issue an additional 10,000 warrants to the stockholder as a late payment fee.  On July 5, 2013, the Company issued 10,000 stock purchase warrants to the stockholder allowing for the purchase of 10,000 shares of the Company's stock at $0.75 per share for a term of one year.  The agreement further requires the Company to issue an additional 5,000 warrants to the stockholder each month that the note is in default, up to a maximum of 75,000 total additional warrants.  On August 5, 2013, September 5, 2013, October 5, 2013 and November 5, 2013 the note remained in default and the Company issued an additional 20,000 stock purchase warrants to the stockholder allowing for the purchase of 20,000 shares of the Company's stock at $0.75 per share for a term of one year.  During the three and nine months ended November 30, 2013, the Company charged $4,752 and $9,162, respectively, to interest expense relating to the 30,000 warrants issued for late payment penalties on its unsecured promissory note with a stockholder of the Company.

As of January 14, 2014, the Company had not made the payment and remained in default on the note.

Notes Payable - Related Party

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate increased to 7.5%.  The outstanding balance of the loan at November 30, 2013 was $47,167.  For the three months ended November 30, 2013 and 2012, the Company made principal payments of $483 and $0, respectively, and interest expense incurred on this loan was $948 and

$0, respectively.  For the nine months ended November 30, 2013 and 2012, the Company made principal payments of $1,833 and $0, respectively, and interest expense incurred on this loan was $2,811 and $0, respectively.  Accrued interest at November 30, 2013 and February 28, 2013 was $993 and $991, respectively.

Note 9. Commitments and Contingencies

The Company is exposed to asserted and un-asserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of November 30, 2013, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of November 30, 2013, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of November 30, 2013, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 10. Common Stock Subscriptions Receivable

As of November 30, 2013, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the 2005 subscription agreements at November 30, 2013 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2013 is $379,354.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2013 is $300,000.

Summary

For the nine months ended November 30, 2013, the Company received stock subscription payments of $299,500 and as of November 30, 2013, the Company had related party stock subscriptions receivable aggregating $679,354 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(68,000)
Receivable balance at May 31, 2013	910,854
Cash Collected	(89,000)
Receivable balance at August 31, 2013	821,854
Cash Collected	(142,500)
Receivable balance at November 30, 2013	$ 679,354

Summary of outstanding subscriptions:
2005 subscriptions	$ -
2007 subscriptions	379,354
2010 subscriptions	300,000
$ 679,354

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine month periods ended November 30, 2013 and 2012:

	Three months ended
	November 30,
	2013	2012
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (35,938)	$ (260,611)
Weighted average of common shares outstanding	29,167,968	29,165,599
Basic net income (loss) per share	$ 0.00	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (35,938)	$ (260,611)
Weighted average of common shares outstanding	29,167,968	29,165,599
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,167,968	29,165,599

Diluted net loss per share	$ (0.00)	$ (0.01)

Nine months ended
November 30,

	2013	2012
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,154,646)	$ (1,040,205)
Weighted average of common shares outstanding	29,169,625	29,141,649
Basic net loss per share	$ (0.04)	$ (0.04)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,154,646)	$ (1,040,205)
Weighted average of common shares outstanding	29,169,625	29,141,649
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,169,625	29,141,649

Diluted net loss per share	$ (0.04)	$ (0.04)

(1)

At November 30, 2013 and 2012, there were outstanding stock options equivalent of 3,735,000 and 3,920,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2013 and 2012 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2013 and 2012, there were outstanding warrants equivalent to 115,000 and 980,410 common shares, respectively.   The warrants are anti-dilutive at November 30, 2013 and 2012 and therefore have been excluded from diluted earnings (loss) per share.

Note 12. Supplemental Disclosure of Cash Flow Information

	Nine months ended
	November 30,
	2013	2012
Non-cash flow information:
Cash paid for interest	$ 2,811	$ 255
Accrued compensation capital contribution	100,000	-

Non-cash investing and financing activities:
Debt discount on notes payable - third party	$ 20,251	-

Note 13. Subsequent Events

The Company has collected approximately $22,000 of its stock subscription receivables during the period from December 1, 2013 to January 14, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2013, and its results of operations for the three and nine months ended November 30, 2013 and 2012, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2013, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

DigitalTown owns and operates a nationwide social networking site of hyper-local on-line communities built around their domain names and the schools and communities they represent.

In December 2013, DigitalTown formed "The DigitalTown Foundation" along with the National Interscholastic Athletic Administrators Association ("NIAAA").  The foundation will primary be used for the non-profit use of DigitalTown's approximately 22,000 community domain names while DigitalTown Inc. will be the primary for-profit use of the domains.

In November 2013, DigitalTown signed a letter of intent to work with the National Interscholastic Athletic Administrators Association ("NIAAA") to ensure access to its approximately 22,000 community domain names for use by educational institutions and communities across open systems with major internet and software platforms in the cloud providing world-class technologies for both non-profit and for-profit use.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2013 and 2012

During the three months ended November 30, 2013, the Company recorded revenues of $451 and cost of revenues of $71,991 for a negative gross profit of $(71,540) compared to revenues of $16,049 and cost of revenues of $113,142 for a negative gross profit of $(97,558), for the same period in 2012.  For the three months ended November 30, 2013, revenue mainly consisted of commissions generated from advertising on our websites of $451.  For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $6,245 and the direct sale of display advertising of $9,644.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $50,092 for 2013 compared to $47,048 for 2012, server/bandwidth expense of $10 for 2013 and $14,546 for 2012, amortization of website development fees were $21,888 for 2013 and $27,342 for 2012 and direct sales expense of $0 for 2013 compared to $24,671 for 2012.

Selling, general and administrative expenses for the most current three months decreased by $204,110 to $(41,261) compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $(190,368) for the three months ended November 30, 2013, compared to $(9,502) for the three months ended November 30, 2012, a decrease of $180,866, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $149,107 for the three months ended November 30, 2013, compared to $172,351 for the three months ended November 30, 2012.  The decrease of $23,244 was primarily due to a decrease in employee benefits cost of $13,645 and a $12,132 decrease in salary expense.  The Company’s overall net loss for the current three months decreased by $224,673 to $35,938.

NINE MONTHS ENDED NOVEMBER 30, 2013 and 2012

During the nine months ended November 30, 2013, the Company recorded revenues of $1,013 and cost of revenues of $231,623 for a negative gross profit of $(230,610) compared to revenues of $37,188 and cost of revenues of $368,866 for a negative gross profit of $(331,678), for the same period in 2012.  For the nine months ended November 30, 2013, revenue mainly consisted of commissions generated from advertising on our websites of $1,003.  For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $15,051 and the direct sale of display advertising of $21,977.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $148,147 for 2013 compared to $140,735 for 2012, server/bandwidth expense of $1,406 for 2013 and $35,198 for 2012, amortization of website development fees were $76,573 for 2013 and $84,602 for 2012 and direct sales expense of $5,497 for 2013 compared to $108,331 for 2012.

Selling, general and administrative expenses for the most current nine months increased by $9,849 to $893,038 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $370,589 for the nine months ended November 30, 2013, compared to $120,807 for the nine months ended November 30, 2012, an increase of $249,782, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $522,449 for the nine months ended November 30, 2013, compared to $762,382 for the nine months ended November 30, 2012.  The decrease of $239,933 was primarily due to a decrease in legal and professional fees of $127,056, a decrease in salary expense of $41,936, a decrease in employee benefit cost of $45,589 and a $11,391 decrease in travel and entertainment expense.  The Company’s overall net loss for the current nine months increased by $114,441 to $1,154,646.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2013

The Company’s cash position at November 30, 2013, was $8,227, a decrease of $27,779 from $36,006 at February 28, 2013.  Net cash used in operating activities during the nine months ended November 30, 2013 and 2012, was $471,455 and $641,884, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $170,429 is mainly due to a decrease of $326,761 in cash operating expenses and an increase in prepaid domain name renewal fees of $123,215.

Net cash used in investing activities for the nine months ended November 30, 2013 was $3,991 of which $3,486 was used for additional website development fees and $505 for the purchase of additional domain names as compared to net cash provided of $137,931 for the nine months ended November 30, 2012, of which $175,000 was proceeds from the sale of a domain name offset by $4,526 used for the purchase of additional property and equipment, $23,520 used for the purchase of additional domain names and $9,023 used for additional website development cost.

Net cash provided by financing activities for the nine months ended November 30, 2013 was $447,667 which consisted of proceeds from loan - director/stockholder of $150,000, payments received on stockholder subscription receivables of $299,500 offset by $1,833 of principal payments on loan - director/stockholder.  For the comparable period ended November 30, 2012, the Company had net cash provided by financing activities of $300,500 which consisted of payments received on stockholder subscription receivables of $200,500, proceeds from the issuance of common stock of $75,000 and proceeds from director/stockholder loan of $25,000.

Monthly cash operating expenses for the nine months ended November 30, 2013, were approximately $64,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should remain at approximately $64,000 per month, which includes the remaining annual cost to renew the existing domain names of approximately $10,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending  February 28, 2014, include a $150,000 payment due June 30, 2013 on a promissory note with a stockholder of the Company, the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA, $22,500 pertaining to the Company's software development maintenance agreement and a promissory note with Jeff Mills, a director and stockholder, with a balance due of $47,167 as of November 30, 2013 and is payable on demand.  From December 1, 2013 to January 14, 2014, the Company has received cash proceeds of approximately $22,000 from stock subscription receivables.

The Company failed to make the payment due on June 30, 2013, on the promissory note with a stockholder.  Per the terms of the agreement, the Company was in default for more than five days and issued an additional 10,000 warrants to the stockholder.  The warrants allow the stockholder to purchase the Company's stock at $0.75 per share and have a term of one year.  The agreement further requires the Company to issue an additional 5,000 warrants to the stockholder each month that the note is in default, up to a maximum of 75,000 total additional warrants.  As of January 15, 2014, the Company had not made the payment and remained in default on the note.

As of November 30, 2013, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the 2005 subscription agreements at November 30, 2013 is $0.

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2013 is $379,354.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2013 is $300,000.

Summary

For the nine months ended November 30, 2013, the Company received stock subscription payments of $299,500 and as of November 30, 2013, the Company had related party stock subscriptions receivable aggregating $679,354 for the 2007 and 2010 agreements.

The following table summarizes the stock subscription receivable, by quarter, at November 30, 2013:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 29, 2012	1,299,654	-			-
May 31, 2012	1,249,654	50,000
August 31, 2012	1,169,654	80,000
November 30, 2012	1,099,154	70,500
February 28, 2013	978,854	120,300
May 31, 2013	910,854	68,000
August 31, 2013	821,854	89,000
November 30, 2013	679,354	142,500

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

Recently Issued Accounting Pronouncements:

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of November 30, 2013, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of November 30, 2013, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2013, that material weaknesses continue to exist in our internal control over financial reporting as of November 30, 2013, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of November 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended November 30, 2013, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 15, 2013, the Company issued 8,823 restricted common shares at $0.51 per share, valued at $4,500, to three directors for payment of director fees.  The restricted common shares were valued based at the market price on the grant date.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2013, has previously been reported.

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

DigitalTown, Inc.

Dated: January 14, 2014

/s/ Richard A. Pomije_____________________

Richard A. Pomije

Chief Executive Officer

Principal Executive Officer

/s/ Paul R. Gramstad _____________________

Paul R. Gramstad

Chief Financial Officer

Principal Financial Officer