Form 10-K
period 2014-02-28
DigitalTown, Inc.
filed 2014-07-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2014

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

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [X] No

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $6,612,294 as of the last day of the Company’s most recently completed second fiscal quarter (August 31, 2013), when the last reported sales price was $0.62.

There were 30,428,622 shares of the registrant’s common stock outstanding as of July 8, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

1

ITEM 1A.  RISK FACTORS

2

ITEM 2.  PROPERTIES

7

ITEM 3.  LEGAL PROCEEDINGS

7

ITEM 4.  MINE SAFETY DISCLOSURES

7

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  8

ITEM 6.  SELECTED FINANCIAL DATA

9

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.  18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

18

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  47

ITEM 9A.  CONTROLS AND PROCEDURES.

47

ITEM 9B. OTHER INFORMATION

49

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

50

ITEM 11.  EXECUTIVE COMPENSATION

52

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  55

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

56

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

56

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

59

SIGNATURES

60

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

EMPLOYEES

As of February 28, 2014, DigitalTown, Inc. has three employees.  The Company’s employees are not represented by a union.  The Company knows of no adverse labor issues with any employee.

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

We incurred net losses $2,717,256 and $1,403,327 for the years ended February 28, 2014 and 2013, respectively, and had an accumulated deficit of $28,195,262 at February 28, 2014. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal years ended February 28, 2014 and 2013 contained a qualification raising a substantial doubt about our ability to continue as a going concern. We can provide no assurance regarding when, if ever, we will become profitable. As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We may not be able to collect on our stock subscription receivables or raise capital through the sale of our common stock as needed to fund our operations.

At February 28, 2014, the Company had stock subscription receivables of $641,395 and for the year ended February 28, 2014, the Company received stock subscription payments of $337,459.

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

Our future success depends, in significant part, on the continued services of Linda Thrasher our Chief Executive Officer and Richard Pomije, our Chairman and Secretary/Treasurer. We cannot assure you that we would be able to find appropriate replacements for them or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do not have an employment agreement with Mr. Pomije nor do we presently maintain a key-man life insurance policy on him.

We could fail to renew our domain names on a timely basis.

Our future success depends, in significant part, on the continued renewal of our domain names on a timely basis.  In order to retain the rights to our domain names, they have to be renewed on an annual basis by paying the annual renewal fee within a specified time period.

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

We need to raise additional capital to renew our domain names on a timely basis.

Funding of our domain name renewals has relied almost entirely on the collection of outstanding subscription receivables and proceeds from the sale of our common stock.  We will need to raise additional capital in order to renew our domain names on a timely basis.  We cannot be assured that financing will be available or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail domain name renewals which would be materially harmful to our business and may result in a lower stock price.

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

Our executive officers and directors, in the aggregate have the ability to appoint members to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers. This influence could have a material impact on mergers, acquisitions, consolidations, the sale of all or substantially all of our assets and the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

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

Existing stockholders may experience significant dilution from the sale of our common stock.

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

Risk Factors Related to Our Securities.

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

ITEM 2.  PROPERTIES

The Company leases from Jeff Mills, a Director and Stockholder of the Company, approximately 2,650 square feet of space used for offices at 11974 Portland Avenue, Burnsville, Minnesota. The terms of the lease call for monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. The future rent obligations of this lease at February 28, 2014 total $26,650.

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

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock is traded on the OTC Markets “OTCQB”. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2014 and 2013.

Fiscal Year 2014	Low	High
First Quarter	$0.37	$0.65
Second Quarter	0.45	0.73
Third Quarter	0.37	0.70
Fourth Quarter	0.38	0.55

Fiscal Year 2013	Low	High
First Quarter	$0.29	$1.04
Second Quarter	0.37	1.05
Third Quarter	0.37	1.75
Fourth Quarter	0.37	0.69

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of May 29, 2014, there were approximately 140 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 28, 2014 and 2013 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,	February 28,
Balance Sheet Data	2014	2013
Total Assets	$ 108,098	$ 1,116,242
Total Liabilities	392,461	455,458
Stockholders’ Equity (Deficit)	(284,363)	660,784

	February 28,	February 28,
Operating Statement Data	2014	2013
Revenues	$ 10,333	$ 49,562
Cost of revenues	291,973	462,903
Gross profit (loss)	(281,640)	(413,341)

Operating expenses	2,211,631	1,162,498
Loss from operations	(2,493,271)	(1,575,839)
Other income (expense), net	(223,985)	172,512
Net loss	$ (2,717,256)	$ (1,403,327)

Loss per common share-basic and diluted	$(0.09)	$(0.05)
Weighted average shares outstanding-basic and diluted	29,220,009	29,145,020

	February 28,	February 28,
Cash Flow Statement Data	2014	2013
Net cash used in operating activities	$ (517,044)	$ (764,872)
Net cash provided by (used in) investing activities	(3,999)	134,174
Net cash provided by financing activities	535,626	444,800
Net change in cash	14,583	(185,898)
Cash and cash equivalents, beginning of period	36,006	221,904
Cash and cash equivalents, end of period	$ 50,589	$ 36,006

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2014 and 2013, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

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

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2014 AND 2013

During the year ended February 28, 2014, the Company recorded revenue of $10,333 and cost of revenue of $291,973 for a gross loss of $(281,640) compared to revenue of $49,562 and cost of revenue of $462,903 for a gross loss of $(413,341) from operations during the year ended February 28, 2013.  For the twelve months ended February 28, 2014, revenue mainly consisted of commissions generated from advertising of $1,209 and direct sale of display advertising totaling $9,114.  For the comparable period revenue consisted of commissions generated from advertising and merchandise of $22,203, direct sale of display advertising totaling $27,010 and $349 from the sale of our Trusted Webmail service.    Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $197,411 and $188,232, direct sales expense of $5,497 and $122,251, amortization of website development fees of $87,552 and $111,944, server/bandwidth expense of $1,513 and $40,476, respectively, for the two comparable periods.

Operating expenses for the year ended February 28, 2014, increased by $1,049,133 to $2,211,631 compared to a year ago. Stock compensation expense, included in selling, general and administration expenses, was $703,649 for the year ended February 28, 2014, compared to $179,339 for the year ended February 28, 2013, an increase of $524,310 compared to a year ago.  Impairment expense was $919,323 during the year ended February 28, 2014, compared to $0 for the prior year. Excluding non-cash impairment expense and stock compensation expense for the two comparable periods, operating expenses were $588,659 for the current period, compared to $983,159 for the year ended February 28, 2013.  The decrease of $394,500 for the two comparable periods is primarily due to a decrease of $179,964 in legal and professional fees, a decrease in payroll expense of $164,590, a decrease in employee benefits of $23,818, a decrease in travel and entertainment expense of $13,102 and an $8,278 decrease in supplies expense.

The Company’s overall net loss for the current year increased by $1,313,929 to $2,717,256.  The increase was mainly due to an impairment charge of $919,323 to Intangible Assets and a loss of $164,324 on common stock issued for conversion of debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2014, was $50,589, an increase of $14,583 from $36,006 at February 28, 2013.  During the year ended February 28, 2014, net cash used in operating activities was $517,044 compared to cash used of $764,872 for the comparable period.  When comparing the two periods, the decrease in cash used in operating activities of $247,828 for the year ended February 28, 2014 is primarily due to the conversion of accounts payable to common shares of $203,351 and a non-cash capital contribution of $100,000 to deferred officer compensation.

Net cash used in investing activities for the year ended February 28, 2014, was $3,999, which consisted of $3,486 used for website development costs and $513 used for the purchase of additional domain names as compared to net cash provided from investing activities of $134,174 for the comparable period which consisted of proceeds from the sale of a domain name of $175,000 offset by $11,223 used for website development costs, $4,526 used for purchases of property and equipment and $25,077 used for the purchase of additional domain names.

Net cash provided by financing activities for the year ended February 28, 2014, was $535,626, which consisted of payments received on stockholder subscription receivables of $337,459, proceeds from third party note payable of $150,000 and proceeds from the issuance of common stock of $50,000 offset by principal payments of $1,833 on a loan from a director/stockholder loan.  For the comparable period ended February 28, 2013, the Company received net cash provided by financing activities of $444,800 which consisted of payments received on stockholder subscription receivables of $320,800 and proceeds from the issuance of common stock of $75,000 and proceeds of $49,000 from a director/stockholder loan.

Monthly cash operating expenses for the year ended February 28, 2014, were approximately $62,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should remain at approximately $62,000 per month, which includes the annual renewal cost of the existing domain names of approximately $197,000 and deferred wages of approximately $214,000. In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2015, include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From March 1, 2014 to July 11, 2014, the Company has received cash proceeds of approximately $10,000 from stock subscription receivables.

As of February 28, 2014, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2014, is $341,395.

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

The outstanding balance owed on the 2010 subscription agreement at February 28, 2014, is $300,000.

Summary

As of February 28, 2014, the Company had stock subscription receivables of $641,395 and for the twelve months ended February 28, 2014, the Company received stock subscription payments of $337,459.

The following table summarizes the stock subscription receivable, by quarter, at February 28, 2014:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2013	978,854	-	-	-	-
May 31, 2013	910,854	68,000	-	-	-
August 31, 2013	821,854	89,000	-	-	-
November 30, 2013	679,354	142,500	-	-	-
February 28, 2014	641,395	37,959	-	-	-

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

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements:
Consolidated Balance Sheets	20
Consolidated Statements of Operations	21
Consolidated Statement of Stockholders' Equity (Deficit)	22
Consolidated Statements of Cash Flows	23
Notes to Consolidated Financial Statements	24-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (the “Company”) as of February 28, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2014 and 2013, and the results of its operations and cash flows for the for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 14, 2014

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	February 28,
	2014	2013
Current assets:
Cash	$ 50,589	$ 36,006
Accounts receivable	-	6,783
Current portion of prepaid domain name renewal fees	47,573	47,656
Prepaid expenses	-	5,674
Total current assets	98,162	96,119
Property and equipment, net	9,936	17,247
Intangible assets, net	-	1,002,876
Total assets	$ 108,098	$ 1,116,242
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 130,207	$ 152,040
Accounts payable – related party	28,562	80,457
Loan from director/stockholder	-	49,000
Deferred revenue	-	9,114
Accrued payroll	500	12,538
Deferred officer compensation	233,192	152,309
Total current liabilities	392,461	455,458
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 30,428,622 and 29,160,599 shares issued and outstanding at February 28, 2014 and February 28, 2013, respectively	304,282	291,602
Additional paid-in-capital	28,248,012	26,826,042
Subscriptions receivable	(641,395)	(978,854)
Accumulated deficit	(28,195,262)	(25,478,006)
Total stockholders’ equity (deficit)	(284,363)	660,784
Total liabilities and stockholders’ equity (deficit)	$ 108,098	$ 1,116,242

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended
	February 28, 2014	February 28, 2013
Revenues	$ 10,333	$ 49,562

Cost of revenues	291,973	462,903

Gross profit (loss)	(281,640)	(413,341)

Operating expenses:
Selling, general and administrative expenses	1,292,308	1,162,498
Impairment expense	919,323	-
Total operating expenses	2,211,631	1,162,498
Loss from operations	(2,493,271)	(1,575,839)
Other income (expense):
Interest expense	(59,936)	(1,916)
Loss on conversion	(164,324)	-
Other income	275	174,428
Total other income (expense)	(223,985)	172,512

Net loss before income taxes	(2,717,256)	(1,403,327)
Income tax provision	-	-
Net loss	$ (2,717,256)	$ (1,403,327)

Net loss per common share – basic and diluted	$ (0.09)	$ (0.05)

Weighted average common shares outstanding – basic and diluted	29,220,009	29,145,020

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended February 28, 2014 and February 28, 2013

			Additional
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance February 29, 2012	29,047,638	290,473	26,555,219	(1,299,654)	(24,074,679)	1,471,359
Issuance of common stock at $1.00 per share	75,000	750	74,250	-	-	75,000
Payments received on subscription agreements	-	-	-	320,800	-	320,800
Stock based compensation	-	-	179,339	-	-	179,339
Common stock issued for director fees	37,052	370	16,743	-	-	17,113
Common stock issued for officer fees	909	9	491	-	-	500
Net loss	-	-	-	-	(1,403,327)	(1,403,327)
Balance February 28, 2013	29,160,599	291,602	26,826,042	(978,854)	(25,478,006)	660,784
Issuance of common stock at $0.50 per share	100,000	1,000	49,000	-	-	50,000
Payments received on subscription agreements	-	-	-	337,459	-	337,459
Stock based compensation	-	-	703,648	-	-	703,648
Forfeited accrued compensation	-	-	100,000	-	-	100,000
Warrants issued for interest expense on note	-	-	37,014	-	-	37,014
Debt Discount on notes payable	-	-	20,251	-	-	20,251
Common stock issued for conversion of debt	657,022	6,571	295,658	-	-	302,229
Common stock issued for conversion of accounts payable	480,502	4,805	198,546	-	-	203,351
Common stock issued for director fees	18,347	182	10,318	-	-	10,500
Common stock issued for officer fees	12,152	122	7,535	-	-	7,657
Net loss	-	-	-	-	(2,717,256)	(2,717,256)
Balance February 28, 2014	30,428,622	$304,282	$28,248,012	$ (641,395)	$(28,195,262)	$ (284,363)

          The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	February 28, 2014	February 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,717,256)	$ (1,403,327)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	7,311	12,938
Amortization of website development cost	87,552	111,944
Interest paid with warrants	37,014	-
Stock based compensation expense	703,648	179,339
Non-cash stock issued for director fees and executive compensation	18,157	17,613
Loss on conversion	164,263	-
Gain from sale of domain name	-	(174,300)
Impairment expense	919,323
Amortization of debt discount	20,251	-
Changes in operating assets and liabilities:
Accounts receivable	6,783	2,442
Prepaid domain name renewal fees	83	118,173
Prepaid expense	5,674	1,296
Accounts payable	2,572	198,106
Accounts payable – related party	47,399	7,445
Accrued payroll	23,023	8,067
Accrued interest	(991)	-
Deferred officer compensation	180,883	152,309
Deferred revenue	(9,114)	3,083
Net cash used in operating activities	(517,044)	(764,872)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(4,526)
Purchase of intangible asset – website development	(3,486)	(11,223)
Purchase of intangible assets – domain names	(513)	(25,077)
Proceeds from sale of domain name	-	175,000
Net cash (used in) provided by investing activities	(3,999)	134,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – third party	150,000	-
Proceeds from loan – director/stockholder	-	49,000
Payments on loan – director/stockholder	(1,833)	-
Payments received on stockholder subscriptions receivable	337,459	320,800
Proceeds from issuance of common stock	50,000	75,000
Net cash provided by financing activities	535,626	444,800

Net change in cash and cash equivalents	14,583	(185,898)
Cash and cash equivalents, beginning of period	36,006	221,904
Cash and cash equivalents, end of period	$ 50,589	$ 36,006

Non-Cash Transactions:
Accrued salaries contribution	$ 100,000	$ -
Conversion of Accounts Payable to Common Shares	$ 203,351	$ -
Conversion of Notes Payable to Common Shares	$ 302,229	$ -
Debt discount on Notes Payable	$ 20,251	$ -

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

Concentrations

During the year ended February 28, 2014, one customer accounted for 61% of revenues. During the year ended February 28, 2013, one customer accounted for 38% of revenues. At February 28, 2014, the Company had no accounts receivable and at February 28, 2013, one customer accounted for 100% of accounts receivable totaling $6,783.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of February 28, 2014 and February 28, 2013:

Fair Value Measurements at February 28, 2014
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$-

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

	Fair Value Measurements at February 28, 2013
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$1,002,876

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended February 28, 2014 and February 28, 2013.

Level 3 assets consist of intangible assets.  At February 28, 2014, the Company recorded an impairment charge of $919,323 for the full amount of their intangible assets.  No fair value adjustment was necessary for the year ended February 28, 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 28 2014 and 2013, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000.  At February 28, 2014 and 2013, the Company had no uninsured cash balances.

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

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-50) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company recorded $87,552 and $111,944 of amortization expense for the years ended February 28, 2014 and 2013, respectively.  See Note 4 for further information.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets – domain names/website development costs are reviewed for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.  At February 28, 2014, the Company determined that a full impairment charge of $919,323 was necessary for the net carrying amount of its intangible assets.

Property and Equipment

Property and equipment are stated at cost and depreciated on a a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $7,311 and $12,938 of depreciation expense for the years ended February 28, 2014 and February 28, 2013, respectively.  Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized.  As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.  See Note 3 for further information.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 28, 2014 and 2013.  In

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 28, 2014 and 2013, the Company had no items defined as other comprehensive income (loss).

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 28, 2014 and 2013.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

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

Years Ended February 28, 2014 and February 28, 2013

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

At February 28, 2014, the Company had an accumulated deficit of $28,195,262.  Subsequent to February 28, 2014, the Company has received cash proceeds totaling approximately $10,000 from its stock subscription receivable. The Company anticipates that expected future proceeds from its stock subscription receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2015.  In the event that we are unable to obtain additional capital in the future, we would be forced to further reduce operating expenses and/or cease operations altogether.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

Note 3. Property and Equipment

Property and equipment are as follows:

	February 28,	February 28,
	2014	2013
Office equipment and furniture	$ 512,156	$ 512,156
Less accumulated depreciation	(502,220)	(494,909)
Property and equipment, net	$ 9,936	$ 17,247

Depreciation expense for the fiscal years ended February 28, 2014 and February 28, 2013 was $7,311 and $12,938, respectively.

Note 4. Intangible Assets

Intangible assets, net are as follows:

	February 28,	February 28,
	2014	2013
Domain names	$ 860,698	$ 860,185
Website development costs	366,166	362,680
Less accumulated amortization	(307,541)	(219,989)
Impairment charge	(919,323)	-
Intangible assets, net	$ -	$ 1,002,876

During the twelve months ended February 28, 2014, the Company capitalized $513 of additional domain name purchases.  During the twelve months ended February 28, 2013, the Company capitalized $25,077 of additional domain name purchases and sold a single domain name with a book value of $700 for a net increase of $24,377 in capitalized domain names.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.  At February 28, 2014, the Company determined that a full impairment charge of $860,698 was necessary for the carrying amount of its Intangible assets - domain names.

During the twelve months ended February 28, 2014 and 2013, the Company incurred $197,328 and $70,059, respectively, of annual domain name renewal fees and has expensed $197,411 and $188,232, respectively, to cost of revenues on a straight line basis and has recorded $47,573 and $47,656, respectively, as prepaid expense at February 28, 2014 and 2013.

During the twelve months ended February 28, 2014 and 2013, the Company capitalized $3,486 and $11,223, respectively, of website development costs.  The Company has a total recorded cost of $366,166 at February 28, 2014 and it has determined that $351,457 of these costs pertain to a component that is ready for its intended use and have an estimated useful life of three years.  During the twelve months ended February 28, 2014 and 2013, the Company recorded $87,552 and $111,944, respectively, of website development amortization expense pertaining to these components to cost of revenues in the

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

Company’s consolidated statement of operations.  At February 28, 2014, the Company determined that a full impairment charge of $58,625 was necessary for the net carrying amount of its Intangible assets - website development costs.

Note 5. Deferred Officer Compensation

Richard Pomije, Chairman, Secretary and Treasurer of the Company elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the twelve months ended February 28, 2014, the Company recorded $242,883 of deferred compensation and made payments of $62,000 to Richard Pomije and recorded $70,673 of deferred compensation.  On October 18, 2013, Richard Pomije elected to forego $100,000 of the deferred compensation due him and the Company treated it as a capital contribution which resulted in an increase to additional paid in capital and a corresponding decrease to deferred officer compensation of $100,000. During the twelve months ended February 28, 2013, the Company recorded $152,309 of deferred officer compensation and made no payments to Richard Pomije.  The total balance recorded as deferred officer compensation at February 28, 2014 and 2013, was $233,192 and $152,309, respectively.

Note 6. Stockholders’ Equity

Fiscal 2014 Stock Transactions

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

On February 5, 2014, the Company issued 294,669 restricted common shares at $0.40 per share, valued at $117,868 per a Debt Assumption Agreement whereby a shareholder of the Company assumed certain related party liabilities of the Company.  The restricted common shares were valued based at the market price on the grant date.  As the fair value of the liabilities was $88,401, and the fair value of the shares granted were $117,868, a loss on conversion of $29,467 was recognized in conjunction with the issuance of shares for payables.

On February 6, 2014, the Company issued 342,855 restricted common shares at $0.46 per share, valued at $157,713 per a Debt Assumption Agreement whereby a shareholder of the Company assumed certain related party liabilities of the Company.  The restricted common shares were valued based at the market price on the grant date.  As the fair value of the liabilities was $102,917, and the fair value of the shares

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

granted were $157,713, a loss on conversion of $54,796 was recognized in conjunction with the issuance of shares for liabilities.

On February 24, 2014, the Company entered into a stock purchase agreement and issued 100,000 restricted common shares at $0.50 per share, for total cash proceeds of $50,000.

On February 27, 2014, the Company issued 500,000 restricted common shares at $0.46 per share, valued at $230,000, to a shareholder of the Company in payment of the principal balance of $150,000, not in accordance with the debt agreement.  As the fair value of the shares was $230,000 and the principal balance was $150,000, a loss on conversion of $80,000 was recognized in conjunction with the conversion as it was not within the terms of the agreement.  The restricted common shares were valued based at the market price on the grant date.

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

Additional Paid In Capital

During October 2013, an officer who is also a related party, forfeited $100,000 of accrued compensation thereby reducing accrued compensation and increasing additional paid in capital by this amount which was treated as capital contributions for the Company.

Stock Warrants

As of February 28, 2014, the Company had 195,000 warrants outstanding with an exercise price of $0.75 and 300,000 warrants outstanding with an exercise price of $0.50.  The weighted average remaining exercise period as of February 28, 2014, for the $0.75 warrants is 0.55 years and for the $0.50 warrants is 9.83 years.

On April 1, 2013, the Company issued 75,000 stock purchase warrants to a stockholder of the Company to purchase 75,000 shares of the Company’s stock for $0.75 per share for a term of one year.  The warrants were issued in lieu of interest on an unsecured promissory note for a working capital loan of $150,000.  The total fair value of the warrants granted by the Company on April 1, 2013 was $20,251,

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

which was recorded as a loan discount and will be amortized to interest expense over the term of the loan.  During the year ended February 28, 2014, the Company amortized $20,251 of the discount to interest expense and at February 28, 2014 the discount had a remaining balance of $0.

On February 18, 2014, the Company issued an additional 75,000 stock purchase warrants to purchase 75,000 shares of the Company’s stock for $0.75 per share for a term of five years.  The total fair value of the warrants granted by the Company on February 18, 2014 was $25,096, which was recorded as interest expense.

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	April 1,	February 18,
	2013	2014
Weighted-average volatility	137%	152%
Expected dividends	None	None
Expected term (in years)	1.00	5.00
Weighted-average risk-free interest rate	0.14%	1.50%
Weighted-average fair value of options granted	$0.27	$0.33

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

The following table recaps the additional warrants issued to the stockholder as late payment penalties:

Date	Warrants Issued	FMV
July 5, 2013	10,000	$ 2,696
August 5, 2013	5,000	$ 1,714
September 5, 2013	5,000	$ 1,508
October 5,2013	5,000	$ 1,555
November 5, 2013	5,000	$ 1,689
December 5, 2013	5,000	$ 818
January 5, 2014	5,000	$ 1,095
February 5, 2014	5,000	$ 843

During the year ended February 28, 2014, the Company charged $11,918 to interest expense relating to late payment penalties on its unsecured promissory note with a stockholder of the Company.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

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

On January 10, 2014, the Company issued 300,000 stock purchase warrants to four consultants of the Company to purchase 300,000 shares of the Company’s stock for $0.50 per share.  The warrants vest over the next four years and have a term of ten years.  The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

January 10,
2014
Weighted-average volatility	163%
Expected dividends	None
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.88%
Weighted-average fair value of options granted	$0.50

The total fair value of the warrants granted by the Company on January 10, 2014 was $148,711 and was recorded as stock based compensation in the current fiscal year.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 28, 2014, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  The potential vesting terms of the outstanding options range from immediate to three years from the grant date anniversary and the term of the options is five to ten years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

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

For stock options granted during the years ended February 28, 2014 and 2013, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	February 28,	February 28,
	2014	2013
Weighted-average volatility	347%	291%
Expected dividends	None	None
Expected term (in years)	5.75	5
Weighted-average risk-free interest rate	0.90%	0.91%
Weighted-average fair value of options granted	$0.57	$0.38

The Company recorded stock-based compensation expense of $554,939 and $179,339 for all outstanding options for the years ended February 28, 2014 and 2013, respectively.  This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax asset. The compensation expense impacted the basic (loss) per common share for the years ended February 28, 2014 and 2013 by $(0.018) and $(0.006), respectively.  As of February 28, 2014, there remains $214,328 of total unrecognized compensation expense, which is expected to be recognized over future periods through January 31, 2016.

The following table summarizes information about the Company’s stock options as of February 28, 2014 and changes during the year ended February 28, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding February 29, 2012	4,170,000	$ 1.313	-	-
Granted	1,200,000	1.000	-	-
Canceled or expired	(960,000)	(1.345)	-	-
Outstanding - February 28, 2013	4,410,000	$ 1.221	-	-
Granted	2,925,000	0.649	-	-
Canceled or expired	(3,075,000)	(1.042)	-	-
Outstanding - February 28, 2014	4,260,000	$ 0.958	7.57	$ -
Exercisable at February 28, 2014	3,610,000	$ 1.023	7.30	$ -

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The following stock option grants were issued during the year ended February 28, 2014:

Grantee	Grant Date	Options Granted	Exercise Price	Option Term	Vesting Term
David R. Pomije (1)	4/16/2013	2,000,000	$ 0.70	10 years	3 years
Jeff Mills (2)	2/3/2014	300,000	$ 0.54	10 years	1 years
Paul R. Gramstad (3)	2/3/2014	125,000	$ 0.54	10 years	1 years
Linda Thrasher (4)	2/3/2014	300,000	$ 0.54	10 years	2 years
Linda Thrasher (5)	2/3/2014	200,000	$ 0.54	10 years	TBD

(1)

David R. Pomije was appointed as a Director on March 22, 2013 and as Chief Executive Officer on May 14, 2013 and resigned as Chief Executive Officer and Director on October 29, 2013.  At the time of his resignation, 500,000 options had vested and the Company recognized $292,500 of compensation expense.  The remaining 1,500,000 unvested options were forfeited on October 29, 2013 and the 500,000 vested options were forfeited on November 28, 2013.

(2)

Jeff Mills, a Director, was issued 300,000 options as compensation.  The options vest as follows: 150,000 on February 3, 2014 and 150,000 on February 3, 2015.

(3)

Paul R. Gramstad, the contract Chief Financial Officer, was issued 125,000 options as compensation. The options vest as follows: 75,000 on February 3, 2014 and 50,000 on February 3, 2015.

(4)

Linda Thrasher was appointed Chief Executive Officer and a Director on March 10, 2014 and was issued 300,000 options as compensation.  The options vest as follows: 100,000 on February 3, 2014, 100,000 on February 3, 2015 and 100,000 on February 3, 2016.

(5)

Linda Thrasher was appointed Chief Executive Officer and a Director on March 10, 2014 and was issued 200,000 options as compensation.  The vesting of these options is contingent upon the Company moving to the AMEX, NASDAQ or NYSE exchange.  If the contingency is met, the options vest as follows: 100,000 one year after the Company is listed on a new exchange and 100,000 two years after the Company is listed on a new exchange.  As the vesting is uncertain for these 200,000 options, no stock compensation expense was recognized as of February 28, 2014.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

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

(6)

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

(7)

David W. Dahl was appointed as a Director on December 10, 2012 and was issued 200,000 options as compensation.  The options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.

(8)

Andy Dahl, an advisor to the Company, was issued 200,000 options as compensation. The   options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on  December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.  The options that vest on December 1, 2013, December 1, 2014 and December 1, 2015 carry a vesting period stock appreciation goal restriction of a $4.00 volume weighted average price ("VWAP") with an average of 25,000 shares trading per day over a 15 day period.  Once this goal is achieved, the restriction is lifted for all the effected options and they will vest as scheduled.  As the vesting is uncertain for these 150,000 options, no stock compensation expense was recognized.

(9)

David W. Dahl, an advisor to the Company, was issued 200,000 options as compensation. The   options vest as follows: 20,000 on December 1, 2012, 30,000 on May 1, 2013, 50,000 on  December 1, 2013, 50,000 December 1, 2014 and 50,000 on December 1, 2015.  The options that vest on December 1, 2013, December 1, 2014 and December 1, 2015 carry a vesting period stock appreciation goal restriction of a $4.00 volume weighted average price ("VWAP") with an average of 25,000 shares trading per day over a 15 day period.  Once this goal is achieved, the restriction is lifted for all the effected options and they will vest as scheduled.  As the vesting is uncertain for these 150,000 options, no stock compensation expense was recognized.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

The following table summarizes information about stock options outstanding as of February 28, 2014:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.54	925,000	9.38	$0.54	325,000	$0.54
$1.00	3,025,000	7.66	$1.00	2,975,000	$1.00
$1.75	310,000	1.28	$1.75	310,000	$1.75
$0.54 - $1.75	4,260,000	7.57	$0.96	3,610,000	$1.02

Note 8. Related Party Transaction

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013 and $2,850 for the period of December 16, 2013 to December 15, 2014 with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Mr. Mills invoiced the Company $33,200 for the year ended February 28, 2014 and $32,000 for the year ended February 28, 2013. On February 6, 2014, the Company entered into a Debt Assumption Agreement with a shareholder of the Company whereby the shareholder assumed $35,950 of outstanding rent owed to Mr. Mills at the time of the agreement in exchange for 78,152 shares of restricted common stock valued at $0.46.  At February 28, 2014, the Company had no outstanding rent owed to Mr. Mills pertaining to the lease.

Future minimum lease payments at February 28, 2014 are as follows:

FY 2015	$ 25,650

Accounts Payable - Related Party

The Company had accounts payable balances due to related parties of $28,562 at February 28, 2014, which consisted of $11,582 due to Richard Pomije and $16,980 due to Paul Gramstad.  The balance at February 28, 2013 was $80,437 which consisted of $74,937 due to Richard Pomije and $5,500 due to Jeff Mills.

Deferred Officer Compensation

Richard Pomije, Chairman, Secretary and Treasurer of the Company elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

interest and are due and payable as funds become available in the future. During the twelve months ended February 28, 2014, the Company recorded $242,883 of deferred compensation and made payments of $62,000 to Richard Pomije and recorded $70,673 of deferred compensation.  On October 18, 2013, Richard Pomije elected to forego $100,000 of the deferred compensation due him and the Company treated it as a capital contribution which resulted in an increase to additional paid in capital and a corresponding decrease to deferred officer compensation of $100,000. During the twelve months ended February 28, 2013, the Company recorded $152,309 of deferred officer compensation and made no payments to Richard Pomije.  The total balance recorded as deferred officer compensation at February 28, 2014 and 2013, was $233,192 and $152,309, respectively.

Notes Payable – Related Party

On March 25, 2008, the Company signed an unsecured promissory note with Jeff Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate was increased to 7.5%.  The outstanding balance of the loan at February 28, 2014 and 2013, was $0 and $49,000, respectively.  For the fiscal years ended February 28, 2014 and 2013, the Company made principal payments of $1,833 and $0, respectively, and received additional advances of $0 and $49,000, respectively.  On February 6, 2014, the Company entered into a Debt Assumption Agreement with a shareholder of the Company whereby the shareholder assumed the $47,106 balance of the note payable in exchange for 102,406 shares of restricted common stock valued at $0.46.  Interest expense incurred on this loan for the fiscal years ended February 28, 2014 and 2013 was $3,662 and $923, respectively.  Accrued interest at February 28, 2014 and 2013 was $0 and $991, respectively.

Note 9. Income Taxes

At February 28, 2014, the Company had net operating loss carryforwards of approximately $11,500,000. The net operating loss carryforwards are available to offset future taxable income through 2030 and may be subject to the limitations under Section 382 of the Internal Revenue Code if significant changes in the equity ownership of the Company have occurred.

The Company has recorded a full valuation allowance against its net deferred tax asset due to the uncertainty of realizing the related net benefits as follows:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$ 3,375,000	$ 3,854,000
Stock compensation	4,892,000	4,670,000
Total deferred tax assets	8,267,000	8,524,000
Valuation allowance	(8,267,000)	(8,524,000)
Net deferred tax assets	$ -	$ -

Reconciliation between the federal statutory rate and the effective tax rate for the years ended February 28, 2014 and 2013 is as follows:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(4.0)%	(4.0)%
Non-deductible items	0.7%	0.3%
Stock compensation adjustment	33.4%	13.6%
Change in valuation allowance	3.9%	(24.1%)

Effective tax rate	0.0%	0.0%

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

At February 28, 2014, the Company has no uncertain tax positions or associated interest and penalties. The Company does not expect any significant increases or decreases to its unrecognized tax positions within twelve months of this reporting date.

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

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable will complete by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of February 28, 2014, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500 which is included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of February 28, 2014, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of February 28, 2014, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 11. Common Stock Subscriptions Receivable

As of February 28, 2014, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

Years Ended February 28, 2014 and February 28, 2013

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2014 is $379,354.

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

The outstanding balance owed on the 2010 subscription agreement at February 28, 2014 is $300,000.

Summary

As of February 28, 2014, the Company had stock subscription receivables of $641,395 and for the twelve months ended February 28, 2014, the Company received stock subscription payments of $337,459.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	$ 641,395

Summary of outstanding subscriptions:
2007 subscriptions	$ 341,395
2010 subscriptions	300,000
$ 641,395

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended February 28, 2014 and February 28, 2013:

Years ended
	February 28, 2014	February 28, 2013
Basic income (loss) per share calculation:
Net income (loss) to common shareholders	$ (2,717,256)	$ (1,403,327)
Weighted average of common shares outstanding	29,220,009	29,145,020
Basic net income (loss) per share	$ (0.09)	$ (0.05)

Diluted income (loss) per share calculation:
Net income (loss) to common shareholders	$ (2,717,256)	$ (1,403,327)
Weighted average of common shares outstanding	29,220,009	29,145,020
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	29,220,009	29,145,020

Diluted net income (loss) per share	$ (0.09)	$ (0.05)

(1)

At February 28, 2014 and 2013, there were outstanding stock options equivalent to 4,260,000 and 4,410,000 common shares, respectively.  The stock options are anti-dilutive at February 28, 2014 and 2013 and therefore, have been excluded from diluted earnings per share.

(2)

At February 28, 2014 and 2013, there were outstanding warrants equivalent to 495,000 and 980,410 common shares, respectively.   The warrants are anti-dilutive at February 28, 2014 and 2013 and therefore, have been excluded from diluted earnings per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2014 and February 28, 2013

Note 13. Subsequent Events

The Company has collected approximately $10,000 of its stock subscription receivables during the period from March 1, 2014 to July 11, 2014.

On March 18, 2014 the Company granted 25,000 stock options to an employee of the Company.  The options have an exercise price of $0.50 per share and a term of 10 years.  All 25,000 options vested on March 18, 2014.

On April 21, 2014, the Company canceled 300,000 stock purchase warrants issued to four consultants on January 10, 2014.

There were no additional significant subsequent events through July 14, 2014, the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2014, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2014 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 28, 2014, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2014.   Management identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 28, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the implementation of these corrective actions, we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2015; however such procedures will not be tested until our first quarter close.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
David Pomije (1)	57	Chief Executive Officer and Director
Linda K. Thrasher	48	Chief Executive Officer and Director
Paul R. Gramstad (2)	53	Chief Financial Officer
Richard A. Pomije	59	Chairman and Secretary/Treasurer
Jeffrey L. Mills	52	Director
David Dahl	59	Director
Pierce McNally (3)	64	Director
Donald M. Fisher (4)	59	Director

      (1) Mr. David Pomije was appointed a Director and CEO on May 14, 2013 and resigned both positions on October 29, 2013 and is the cousin of Richard A. Pomije, the Company's Chairman

(2)  Mr. Gramstad is a contract employee of the Company.

(3)  Mr. McNally resigned as a Director on March 22, 2013.

(4)  Mr. Fisher resigned as a Director on March 22, 2013.

LINDA K. THRASHER was appointed a Director and CEO on March 10, 2014.  Previously, Ms Thrasher served as the corporate practice leader at Himle Rapp & Company, Inc. Prior to joining Himle Rapp, Thrasher served as Vice President of Public Affairs at Mosaic and was responsible for building the brand and reputation of the Fortune 500 company. Thrasher previously held the position of director of public policy in Cargill Incorporated's Washington, D.C. office. She holds a B.A. in English and political science from St. Catherine University and a J.D. from William Mitchell College of Law. Thrasher serves on the boards of St. Catherine University and the YWCA of Minneapolis and is a member of the Minnesota Women's Economic Roundtable.

PAUL R. GRAMSTAD has served as CFO since July 2, 2009.  On August 1, 2012, Mr. Gramstad was appointed interim CEO and President and relinquished those positions on May 14, 2013.  Since 2005, Mr. Gramstad has worked as a financial consultant and since 2007, has been responsible for the Company’s financial reporting and accounting function and continues in that role as their contract CFO.  Prior to that, Mr. Gramstad owned and operated a tax business, and held a number of senior level financial positions in the accounting and finance area.  Mr. Gramstad is a 1983 graduate of Gustavus Adolphus College and a Certified Public Accountant.

RICHARD A. POMIJE On October 29, 2013, Mr. Pomije was appointed interim CEO and relinquished the position on March 10, 2014, but retains his positions as Secretary, Treasurer and Chairman of the Board.  Mr. Pomije has been with DigitalTown, Inc. since 1982 and his primary responsibilities include overall strategic planning.  Mr. Pomije holds a degree in Communication Technology, Audio Technology and Technical Services from Brown Institute. Mr. Pomije also received a First Class FCC license with radar endorsement.

JEFFREY L. MILLS has served as a director since December 23, 2003. Mr. Mills worked for Xerox Corporation for the past 28 years in various operation and sales positions. He has also served as director for one private company and has served as president, owner and operator of various business ventures. Mr. Mills is a 1984 graduate of the University of Northern Iowa and has held several securities licenses.

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

Audit Committee

The Audit Committee consisted of Mr. Mills and Mr. McNally until Mr. McNally's resignation from the board on March 22, 2013.  Currently, Mr. Mills is the only member of the Audit Committee. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Mr. Mills as the "audit committee financial expert" as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Mills as the “audit committee financial expert” does not impose on him any duties, obligations or liability that are greater than the duties, obligations and liability imposed on him as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2014 and 2013 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.  There were no other compensated officers in fiscal 2014.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Contract Fees	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard A.Pomije, Former CEO, Current Secretary & Treasurer &	2014	$ 287,114(6)	$ -	$ -	$ 36,608	$ 323,722
Chairman (5)	2013	270,578(6)	-	-	41,283	311,861

David R. Pomije, Former CEO & President (Principal Executive Officer) &	2014	5,000	-	292,500	1,500	299,000
Director	2013	-	-	-	-	-

Robert B. Castle, Former CEO & President (Principal Executive	2014	-	-	-	-	-
Officer) & Director (7)	2013	51,923	-	64,860	2,710	119,493

Paul R. Gramstad, Former CEO & President & Current CFO (Principal Financial	2014	-	9,576	63,235	-	72,811
Officer) (8)	2013	-	17,240	-	-	17,240

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

(2)	Automobile expenses - Richard A. Pomije: FY2014 $2,779 FY2013 $4,558

(3)

Board member fees –Richard A. Pomije:

FY2014 $3,000 paid with issuance of restricted common stock

FY2013 $3,000 paid with issuance of restricted common stock

Board member fees –David Pomije:

FY2014 $1,500 paid with issuance of restricted common stock

Board member fees - Robert B. Castle:

FY2013 $2,710 paid with issuance of restricted common stock

(4)	Medical and dental insurance –Richard A. Pomije: FY2014 $30,829 FY2013 $33,725
(5)	Richard A. Pomije resigned as CEO on March 19, 2012 and served as CEO from October 29, 2013 to March 10, 2014, but retains his positions as Secretary, Treasurer and Chairman of the Board.
(6)

Deferred compensation - Richard Pomije:

FY2014 $  80,883

FY2013 $152,309

During FY2014 Richard Pomije elected to forego $100,000 of his deferred compensation.  Deferred compensation  does not accrue interest and is due and payable as funds become available in the future.

(7)	Robert B. Castle was appointed CEO, President and Director on March 19, 2012 and resigned as CEO and President on August 1, 2012 and resigned as a Director on November 27, 2012.
(8)

Paul R. Gramstad served as CFO on a contract basis for FY2013 and FY2014.   He was appointed interim CEO and President on August 1, 2012 on a contract basis and relinquished the positions on May 14, 2013.  Contract fees for FY2014 include $7,656 paid with the issuance of 12,152 shares of restricted common stock at $0.63 per share on August 15, 2013.  Contract fees for FY2013 include $500 paid with the issuance of 909 shares of restricted common stock at $0.55 per share on August 15, 2012.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 28, 2014.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
David Pomije (1)	4/16/13	2,000,000	$0.70	$1,170,286	4/16/23
Jeffrey L. Mills	2/3/14	300,000	$0.54	$151,764	2/3/24
Paul R. Gramstad	2/3/14	125,000	$0.54	$63,235	2/3/24

(1)

David Pomije resigned as Director and CEO on October 29, 2013.  At the time of his resignation, 500,000 options had vested and the Company recognized $292,500 of compensation expense.  The remaining 1,500,000 unvested options were forfeited upon his resignation and the 200,000 vested options were forfeited on November 29, 2013.

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2014.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije (officer & director)	2,750,000	-	$1.00	10/10/2021
Paul R. Gramstad (officer)	50,000	-	$1.75	12/2/2015
Paul R. Gramstad (officer)	50,000	-	$1.75	12/23/2014
Paul R. Gramstad (officer) (1)	75,000	50,000	$0.54	2/3/2024
Jeffrey L. Mills (director)	75,000	-	$1.00	10/10/2021
Jeffrey L. Mills (director)	100,000	-	$1.75	12/2/2015
Jeffrey L. Mills (director)	110,000	-	$1.75	12/23/2014
Jeffrey L. Mills (director) (2)	150,000	150,000	$0.54	2/3/2024
David W. Dahl (director) (3)	100,000	100,000	$1.00	11/30/2022

(1)	Mr. Gramstad's unexercised options vest as follows: 50,000 on February 3, 2015
(2)	Mr. Mills's unexercised options vest as follows: 150,000 on February 3, 2015
(3)

During FY2014, 200,000 of Mr. Dahl's options were canceled due to the non-renewal of the TIWI contract.  Mr. Dahl's remaining unexercised options vest as follows:

50,000 on December 1, 2014; and

50,000 on December 1, 2015

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company has the option to pay director fees with the issuance of restricted common stock. On August 31, 2012, the Company indefinitely suspended payment of director fees.  For the current fiscal year, the Company reinstated the payment of director fees for three month periods ending August 31, 2013 and November 30, 2013 and issued the following restricted common stock valued at $10,500 for the payment of directors’ fees:

On August 15, 2013, the Company issued 9,524 restricted common shares at $0.63 per share, valued at $6,000, to four directors of the Company for payment of director fees.  The restricted common shares were valued based on the market price at time of issue.

On November 15, 2013, the Company issued 8,823 restricted common shares at $0.51 per share, valued at $4,500, to three directors of the Company for payment of director fees. The restricted common shares were valued based on the market price at time of issue.

Director fees paid to Richard A. Pomije and David Pomije are reported as other annual compensation in the above Summary Compensation Table.  The following table summarizes director fees paid to other Directors for the year ended February 28, 2014:

Director Compensation Table

Name	Stock Awards	Option Awards	Total
Jeffrey L. Mills	$ 3,000	$ 151,764	$ 154,764
David W. Dahl	3,000	-	3,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2014 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock; (ii) all directors and executive officers; and (iii) all directors and executive officers as a group.  The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Commission and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934.  At February 28, 2014, we had 30,428,622 issued and outstanding shares of common stock.

Name of Beneficial Owner	Number of shares	Percentage of Outstanding Shares
Directors and Officers:
Richard A. Pomije,	21,231,182(1)	63.99%(1)
Paul R. Gramstad	208,061(2)	0.68%(2)
Jeffrey L. Mills	924,950(3)	3.00%(3)
David W.Dahl	105,322(4)	0.34%(4)
All directors and executive officers as a group	22,469,515	66.33%

5% Stockholders:
None

(1)

Includes the right to acquire 2,750,000 shares through the exercise of stock options within 60 days of February 28, 2014.

(2)

Includes the right to acquire 175,000 shares through the exercise of stock options within 60 days of February 28, 2014.

(3)

Includes the right to acquire 435,000 shares through the exercise of stock options within 60 days of February 28, 2014.

(4)

Includes the right to acquire 100,000 shares through the exercise of stock options within 60 days of February 28, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DigitalTown, Inc. has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota since December 16, 2006.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014, at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012, to December 15, 2013, and $2,850 for the period of December 16, 2013, to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. On February 6, 2014, the Company entered into a Debt Assumption Agreement with a shareholder of the Company whereby the shareholder assumed $35,950 of outstanding rent owed to Mr. Mills at the time of the agreement in exchange for 78,152 shares of restricted common stock valued at $0.46. The future rent obligations of this lease as of February 28, 2014, totaled $25,650.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

M&K CPAS, PLLC ("M&K") served as the Company’s independent registered public accounting firm during the fiscal year ended February 28, 2014 and 2013.  The aggregate fees billed by M&K for professional services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended February 28, 2014 and 2013 were $26,000 and $26,500, respectively.  There were no aggregate fees billed by M&K for other audit related services or tax services for the fiscal years ended February 28, 2014 and 2013.

Audit Committee Policies and Procedures:

The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board and report the results of their activities to the Board. Management is responsible for preparing the Company’s financial statements, and the independent auditors are responsible for auditing those financial statements. The Committee in carrying out its responsibilities and believes its policies and procedures should remain flexible in order to best react to changing conditions and circumstances.

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2014 and 2013

(b)

Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1(3)	Lease agreement with Jeff Mills
10.3(3)	Stock Subscription Agreements
22.1	List of wholly owned subsidiaries
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350
101.INS(2)	XBRL Instance
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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

DigitalTown, Inc.

Dated: July 14, 2014	By: /s/ Linda K. Thrasher
Linda K. Thrasher
Chief Executive Officer & Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 14, 2014	By: /s/ Linda K. Thrasher
Linda K. Thrasher
Chief Executive Officer & Director
(Principal Executive Officer)

Dated: July 14, 2014	By: /s/ Paul R. Gramstad
Paul R. Gramstad
Chief Financial Officer
(Principal Financial Officer)

Dated: July 14, 2014	By: /s/ Richard A. Pomije
Richard A. Pomije, Chairman

Dated: July 14, 2014	By: /s/ Jeff Mills
Jeff Mills, Director

Dated:	By:
David W. Dahl, Director