Form 10-Q
period 2014-05-31
DigitalTown, Inc.
filed 2014-07-21
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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

There were 30,438,622 shares of the registrant’s common stock outstanding as of July 14, 2014.

ii

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II

Item 1.	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 2.	Unregistered sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-19

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,	February 28,
	2014	2014
	(unaudited)
Current assets:
Cash	$ 7,134	$ 50,589
Prepaid domain name renewal fees	127,984	47,573
Total current assets	135,118	98,162
Property and equipment, net	8,800	9,936
Total assets	$ 143,918	$ 108,098
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 128,230	$ 147,187
Accounts payable - related party	139,202	11,582
Accrued payroll	977	500
Deferred officer compensation	270,692	233,192
Total current liabilities	539,101	392,461
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 30,438,622 and 30,428,622 shares issued and outstanding at May 31, 2014 and February 28, 2014, respectively	304,386	304,282
Additional paid-in-capital	28,312,325	28,248,012
Subscriptions receivable	(636,395)	(641,395)
Accumulated deficit	(28,375,499)	(28,195,262)
Total stockholders’ equity	(395,183)	(284,363)
Total liabilities and stockholders’ equity	$ 143,918	$ 108,098

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues	$ 200	$ 309

Cost of revenues	45,623	81,197

Gross profit (loss)	(45,423)	(80,888)

Operating expenses:
Selling, general and administrative expenses	134,867	568,184
Loss from operations	(180,290)	(649,072)
Other income (expense)
Interest expense	-	(15,414)
Other income	53	-
Total other income (expense)	53	(15,414)

Net loss before income taxes	(180,237)	(664,486)
Income tax provision	-	-
Net loss	$ (180,237)	$(664,486)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.02)

Weighted average common shares outstanding – basic and diluted	30,432,644	29,160,599

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (180,237)	$ (664,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,136	2,694
Amortization of website development costs	-	27,342
Stock-based compensation expense	59,417	383,789
Amortization of debt discount	-	13,501
Changes in operating assets and liabilities:
Accounts receivable	-	6,697
Prepaid domain name renewal fees	(80,411)	(85,507)
Prepaid expense	-	990
Accounts payable	(1,977)	18,087
Accounts payable – related parties	35,640	6,550
Accrued payroll	477	(9,414)
Deferred officer compensation	37,500	63,556
Net cash used in operating activities	(128,455)	(236,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset - website development	-	(3,330)
Purchases of intangible assets – domain names	-	(403)
Net cash used in investing activities	-	(3,733)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - third party	-	150,000
Payments on loan - director/stockholder	-	(278)
Proceeds from related party payables	75,000
Payments received on stockholder subscription receivables	5,000	68,000
Proceeds from issuance of stock	5,000	-
Net cash provided by financing activities	85,000	217,722

Net change in cash and cash equivalents	(43,455)	(22,212)
Cash and cash equivalents, beginning of period	50,589	36,006
Cash and cash equivalents, end of period	$ 7,134	$ 13,794

Non-Cash Transactions:
Debt discount on notes payable	-	$ 20,251

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC).  Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

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

At May 31, 2014, the Company had an accumulated deficit of $28,375,499.  Subsequent to May 31, 2014, the Company has received no proceeds from its stock subscription receivable. The Company anticipates that expected future proceeds from its stock subscription receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2015.  In the event that we are unable to obtain additional capital in the future, we would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of May 31, 2014.

Revenue Recognition

The Company recognizes revenue when the following four criteria have been met:

•

Persuasive evidence that an agreement exists

•

Delivery has occurred

•

The price is fixed and determinable

•

Collectability is reasonably assured

The Company recognizes revenue from certain third party agreements which allow display advertising to be placed on individual spirit sites within DigitalTown’s network.  Per these agreements, the Company receives commissions based on a percentage of the per click or per-impression revenue generated by these ads.  The Company recognizes these commissions received as revenue.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2014 and February 28, 2014.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 3. Deferred Officer Compensation

Richard Pomije, Chairman, Secretary and Treasurer of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended May 31, 2014, the Company recorded $37,500 of deferred officer compensation and made no payments to Richard Pomije. The total balance recorded as deferred officer compensation at May 31, 2014 and February 28, 2014, was $270,692 and $233,192, respectively.

Note 4. Stockholders’ Equity

Stock Transactions

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000.

Stock Warrants

As of May 31, 2014, the Company had 120,000 warrants outstanding with an exercise price of $0.75 and 45,000 of the warrants expire one year from their date of issue and 75,000 of the warrants expire five years from their

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

date of issue. The weighted average remaining exercise period for the warrants as of May 31, 2014 is 3.10 years.

On April 21, 2014, the Company canceled 300,000 stock purchase warrants issued to four consultants on January 10, 2014.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2014, an aggregate of 7,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

For the three months ended May 31, 2014, the Company granted 25,000 options to an employee with a term of 10 years and the options vest on the grant date March 18, 2014. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the three months ended May 31, 2014, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 18,
2014
Weighted-average volatility	155%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.4113

The total fair value of the stock options granted by the Company for the three months ended May 31, 2014 was $10,283.

Total stock compensation expense for all option grants was $59,417 and $383,789 for the three months ended May 31, 2014 and 2013, respectively. This expense is included in selling, general and administrative expense. As of May 31, 2014, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended May 31, 2014 and 2013 basic earnings per common share by $(0.002) and $(0.0013), respectively.  There remains $159,423 of total unrecognized compensation expense, which is expected to be recognized over future periods through January 31, 2016.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2014	4,260,000	$ 0.958	-	-
Granted	25,000	0.500	-	-
Canceled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding – May 31, 2014	4,285,000	$ 0.955	7.34	-
Exercisable – May 31, 2014	3,585,000	$ 1.020	7.05	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013, and $2,850 for the period of December 16, 2013 to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Mr. Mills invoiced the Company $8,550 and $8,250 for the three months ended May 31, 2014 and 2013, respectively. At May 31, 2014 and February 28, 2014, the Company owed Mr. Mills $2,850 and $0, respectively, pertaining to the lease.

Minimum lease payments at May 31, 2014 are as follows:

FY 2015	17,100

Accounts Payable

The Company had Accounts payable balances due to related parties of $139,202 at May 31, 2014, which consisted of $108,686 due to Richard Pomije; $8,926 due to Jeff Mills; and, $21,600 due to Paul Gramstad.  The balance at February 28, 2014 was $28,562 which consisted of $11,582 due to Richard Pomije and $16,980 due to Paul Gramstad.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Commitments and Contingencies

The Company is exposed to asserted and un-asserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of May 31, 2014, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of May 31, 2014, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA.  Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of May 31, 2014, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 8. Common Stock Subscriptions Receivable

As of May 31, 2014, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

2007 Agreements

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000).  Significant terms of the original subscription agreement are as follows:

•

The price per share of $2.50 was based on the closing price on October 4, 2007.

•

At 24 months, 1/36 payments are due monthly.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2014 is $336,395.

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2014 is $300,000.

Summary

For the three months ended May 31, 2014, the Company received stock subscription payments of $5,000 and as of May 31, 2014, the Company had related party stock subscriptions receivable aggregating $636,395 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(5,000)
Receivable balance at May 31, 2014	$ 636,395

Summary of outstanding subscriptions:
2007 subscriptions	$ 336,395
2010 subscriptions	300,000
$ 636,395

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three month periods ended May 31, 2014 and 2013:

	Three months ended
	May 31,
	2014	2013
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (180,237)	$ (664,486)
Weighted average of common shares outstanding	30,432,644	29,160,599
Basic net income (loss) per share	$ (0.01)	$ (0.02)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (180,237)	$ (664,486)
Weighted average of common shares outstanding	30,432,644	29,160,599
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	30,432,644	29,160,599

Diluted net loss per share	$ (0.01)	$ (0.02)

(1)

At May 31, 2014 and 2013, there were outstanding stock options equivalent of 4,285,000 and 5,910,000 common shares, respectively.  The stock options are anti-dilutive at May 31, 2014 and 2013and therefore have been excluded from diluted earnings (loss) per share.

(2)

At May 31, 2014 and 2013, there were outstanding warrants equivalent to 120,000 and 1,092,410 common shares, respectively.   The warrants are anti-dilutive at May 31, 2014 and 2013 and therefore have been excluded from diluted earnings (loss) per share.

Note 10. Subsequent Events

There were no subsequent events through the date that the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2014, and its results of operations for the three month ended May 31, 2014 and 2013, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2014, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2014 and 2013

During the three months ended May 31, 2014, the Company recorded revenues of $200 and cost of revenues of $45,623 for a gross loss of $(45,423) compared to revenues of $309 and cost of revenues of $81,197 for a gross loss of $(80,888), for the same period in 2013.  For the three months ended May 31, 2014 and 2013, revenue mainly consisted of commissions generated from advertising on our websites. Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $45,613 for 2014 compared to $49,008 for 2013, server/bandwidth expense of $10 for 2014 and $1,393 for 2013, amortization of website development fees were $0 for 2014 and $27,342 for 2013 and direct sales expense of $0 for 2014 compared to $3,454 for 2013.  The decrease of $27,342 in amortization of website development fees between the two periods is due to the Company recording an impairment charge of $58,625 for the total net value of its Intangible assets - website development costs at February 28, 2014.

Selling, general and administrative expenses for the most current three months decreased by $433,317 to $134,867 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $59,417 for the three months ended May 31, 2014, compared to $383,789 for the three months ended May 31, 2013, a decrease of $324,372, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $75,450 for the three months ended May 31, 2014, compared to $184,395 for the three months ended May 31, 2013.  The decrease of $108,945 was primarily due to a decrease in salary expense of $68,379, a $15,275 decrease in professional fees and a decrease in employee benefits cost of $12,690.  The Company’s overall net loss for the current three months decreased by $484,249 to $180,237.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2014

The Company’s cash position at May 31, 2014, was $7,134, a decrease of $43,455 from $50,589 at February 28, 2014.  Net cash used in operating activities during the three months ended May 31, 2014 and 2013, was $128,455 and $236,201, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $107,746 is mainly due to a decrease of $117,476 in cash operating expenses and an increase in related party accounts payable of $35,640.

Net cash used in investing activities for the three months ended May 31, 2014, was $0 as compared to net cash used of $3,733 for the three months ended May 31, 2013, of which $3,330 was used for the cost of website development and $403 for the purchase of domain names.

Net cash provided by financing activities for the three months ended May 31, 2014, was $85,000 which consisted of payments received from related parties of $75,000, payments received on stockholder subscription receivables of $5,000 and proceeds from the issuance of stock of $5,000. For the comparable period ended May 31, 2013, the Company had net cash provided by financing activities of $217,722 which consisted of proceeds from note payable of $150,000, payments received on stockholder subscription receivables of $68,000 offset by payments of $278 on loan from director/stockholder.

Monthly cash operating expenses for the three months ended May 31, 2014, were approximately $40,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should remain at approximately $40,000 per month which includes the monthly cost for the renew of the existing domain names of approximately $15,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2015, include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to the Company's software development maintenance agreement.  From June 1, 2014 to July 21, 2014, the Company has not received any cash proceeds from stock subscription receivables.

As of May 31, 2014, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2014 is $336,395.

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2014 is $300,000.

Summary

For the three months ended May 31, 2014, the Company received stock subscription payments of $5,000 and as of May 31, 2014, the Company had related party stock subscriptions receivable aggregating $636,395 for the 2007 and 2010 agreements.

The following table summarizes the stock subscription receivable, by quarter, at May 31, 2014:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2013	978,854	-	-	-	-
May 31, 2013	910,854	68,000	-	-	-
August 31, 2013	821,854	89,000	-	-	-
November 30, 2013	679,354	142,500	-	-	-
February 28, 2014	641,395	37,959	-	-	-
May 31, 2014	636,395	5,000	-	-	-

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of May 31, 2014, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of May 31, 2014, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2014, that material weaknesses continue to exist in our internal control over financial reporting as of May 31, 2014, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of May 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

 (b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company’s internal controls over financial reporting to insure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2014.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2014.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2014, has previously been reported.

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

DigitalTown, Inc.

Dated: July 21, 2014

/s/ Linda K. Thrasher_____________________

Linda K. Thrasher

Chief Executive Officer

Principal Executive Officer

/s/ Paul R. Grastad_____________________

Paul R. Gramstad

Chief Financial Officer

Principal Financial Officer