Form 10-Q
period 2014-08-31
DigitalTown, Inc.
filed 2014-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

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

There were 30,569,480 shares of the registrant’s common stock outstanding as of October 13, 2014

ii

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

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-16

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,	February 28,
	2014	2014
	(unaudited)
Current assets:
Cash	$ 1,539	$ 50,589
Prepaid domain name renewal fees	82,842	47,573
Total current assets	84,381	98,162
Property and equipment, net	7,720	9,936
Total assets	$ 92,101	$ 108,098
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 132,425	$ 147,187
Accounts payable - related party	143,680	11,582
Accrued payroll	436	500
Deferred officer compensation	305,192	233,192
Total current liabilities	581,733	392,461
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 30,481,480 and 30,428,622 shares issued and outstanding at August 31, 2014 and February 28, 2014, respectively	304,814	304,282
Additional paid-in-capital	28,380,812	28,248,012
Subscriptions receivable	(628,195)	(641,395)
Accumulated deficit	(28,547,063)	(28,195,262)
Total stockholders’ equity (deficit)	(489,632)	(284,363)
Total liabilities and stockholders’ equity (deficit)	$ 92,101	$ 108,098

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 117	$ 253	$ 317	$ 562

Cost of revenues	46,953	78,435	92,576	159,632

Gross profit (loss)	(46,836)	(78,182)	(92,259)	(159,070)

Operating expenses:
Selling, general and administrative expenses	120,372	366,114	255,238	934,299
Loss from operations	(167,208)	(444,296)	(347,497)	(1,093,369)
Other income (expense)
Interest expense	(4,356)	(10,201)	(4,356)	(25,614)
Other income	-	275	52	275
Total other income (expense)	(4,356)	(9,926)	(4,304)	(25,339)

Net loss before income tax	(171,564)	(454,222)	(351,801)	(1,118,708)
I Income tax provision	-	-	-	-
Net loss	$ (171,564)	$ (454,222)	$ (351,801)	$ (1,118,708)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.02)	$ (0.01)	$ (0.04)

Weighted average common shares outstanding - basic and diluted	30,449,802	29,164,604	30,441,223	29,162,602

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (351,801)	$ (1,118,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,216	4,284
Amortization of website development costs	-	54,685
Interest paid with Warrants	-	4,410
Imputed interest	4,356	-
Stock-based compensation expense	108,976	560,958
Stock issued for director fees and executive compensation	-	13,655
Amortization of debt discount	-	20,251
Changes in operating assets and liabilities:
Accounts receivable	-	6,783
Prepaid domain name renewal fees	(35,269)	(41,119)
Prepaid expense	-	4,320
Accounts payable	(14,762)	7,401
Accounts payable – related parties	52,098	12,295
Accrued interest	-	109
Accrued payroll	(64)	(11,164)
Deferred officer compensation	72,000	150,826
Net cash used in operating activities	(162,250)	(331,015)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset - website development	-	(3,486)
Purchases of intangible assets – domain names	-	(488)
Net cash used in investing activities	-	(3,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – third party	-	150,000
Proceeds from related parties payable	80,000	-
Payments on notes payable – related party	-	(1,350)
Payments received on stockholder subscription receivables	13,200	157,000
Proceeds from issuance of stock	20,000	-
Net cash provided by financing activities	113,200	305,650

Net change in cash and cash equivalents	(49,050)	(29,339)
Cash and cash equivalents, beginning of period	50,589	36,006
Cash and cash equivalents, end of period	$ 1,539	$ 6,667

Non-cash transactions:
Debt discount on notes payable – third party	$ -	$ 20,251

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

At August 31, 2014, the Company had an accumulated deficit of $28,547,063.  Subsequent to August 31, 2014, the Company has received no proceeds from its stock subscription receivable. The Company anticipates that expected future proceeds from its stock subscription receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2015.  In the event that we are unable to obtain additional capital in the future, we would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of August 31, 2014.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2014 and February 28, 2014.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

Note 3. Deferred Officer Compensation

Richard Pomije, CEO, CFO & Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended August 31, 2014, the Company recorded $37,500 of deferred officer compensation and made payments of $3,000 to Richard Pomije. During the six months ended August 31, 2014, the Company recorded $75,000 of deferred officer compensation and made payments of $3,000 to Richard Pomije. The total balance recorded as deferred officer compensation at August 31, 2014 and February 28, 2014, was $305,192 and $233,192, respectively.

Note 4. Stockholders’ Equity

Stock Transactions

On August 7, 2014, the Company entered into a stock purchase agreement and issued 42,858 restricted common shares at $0.35 per share, for total cash proceeds of $15,000.

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Warrants

As of August 31, 2014, the Company had 100,000 warrants outstanding with an exercise price of $0.75 and 25,000 of the warrants expire one year from their date of issue and 75,000 of the warrants expire five years from their date of issue. The weighted average remaining exercise period for the warrants as of August 31, 2014 is 3.44 years.

On April 21, 2014, the Company canceled 300,000 stock purchase warrants issued to four consultants on January 10, 2014.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2014, an aggregate of 7,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the grant date anniversary.  The terms of the options range from five to ten years from the date of grant.

For the six months ended August 31, 2014, the Company granted 25,000 options to an employee with a term of 10 years and the options vest on the grant date March 18, 2014. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the six months ended August 31, 2014, we utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 18,
2014
Weighted-average volatility	155%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.4113

The total fair value of the stock options granted by the Company for the six months ended August 31, 2014 was $10,283.

Total stock compensation expense for all option grants was $49,559 and $143,859 for the three months ended August 31, 2014 and 2013, respectively, and $108,976 and $527,648 for the six months ended August 31, 2014 and 2013. This expense is included in selling, general and administrative expense. As of August 31, 2014, the

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended August 31, 2014 and 2013 basic earnings per common share by $(0.0016) and $(0.005), respectively, and the six months ended August 31, 2014 and 2013 basic earnings per common share by $(0.004) and $(0.018) .  There remains $115,208 of total unrecognized compensation expense, which is expected to be recognized over future periods through January 31, 2016.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2014	4,260,000	$ 0.958	-	-
Granted	25,000	0.500	-	-
Canceled or expired	-	-	-	-
Exercised	-	-	-	-
Outstanding – August 31, 2014	4,285,000	$ 0.955	7.09	-
Exercisable – August 31, 2014	3,585,000	$ 1.020	6.80	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013, and $2,850 for the period of December 16, 2013 to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Mr. Mills invoiced the Company $8,550 and $8,550 for the three months ended August 31, 2014 and 2013, respectively, and $17,100 and $16,500 for the six months ended August 31, 2014 and 2013. At August 31, 2014 and February 28, 2014, the Company owed Mr. Mills $14,250 and $0, respectively, pertaining to the lease.

Minimum lease payments at August 31, 2014 are as follows:

FY 2015	8,550

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounts Payable

The Company had accounts payable balances due to related parties of $143,680 at August 31, 2014, which consisted of $98,704 due to Richard Pomije, $24,660 due to Paul Gramstad and $20,316 due to Jeff Mills.  The balance at February 28, 2014 was $28,562 which consisted of $11,582 due to Richard Pomije and $16,980 due to Paul Gramstad.

Note 7. Commitments and Contingencies

The Company is exposed to asserted and un-asserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of August 31, 2014, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of August 31, 2014, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of August 31, 2014, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 8. Common Stock Subscriptions Receivable

As of August 31, 2014, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2014 is $328,195.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2014 is $300,000.

Summary

For the six months ended August 31, 2014, the Company received stock subscription payments of $13,200 and as of August 31, 2014, the Company had related party stock subscriptions receivable aggregating $628,195 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscription receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(5,000)
Receivable balance at May 31, 2014	$ 636,395
Cash collected	(8,200)
Receivable balance at August 31, 2014	$ 628,195

Summary of outstanding subscriptions:
2007 subscriptions	$ 328,195
2010 subscriptions	300,000

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$ 628,195

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six month periods ended August 31, 2014 and 2013:

	Three months ended
	August 31,
	2014	2013
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (171,564)	$ (454,222)
Weighted average of common shares outstanding	30,449,802	29,164,604
Basic net loss per share	$ (0.01)	$ (0.02)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (171,564)	$ (454,222)
Weighted average of common shares outstanding	30,449,802	29,164,604
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	30,449,802	29,164,604

Diluted net loss per share	$ (0.01)	$ (0.02)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six months ended
	August 31,
	2014	2013
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (351,801)	$ (1,118,708)
Weighted average of common shares outstanding	30,441,223	29,162,602
Basic net loss per share	$ (0.01)	$ (0.04)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (351,801)	$ (1,118,708)
Weighted average of common shares outstanding	30,441,223	29,162,602
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	30,441,223	29,162,602

Diluted net loss per share	$ (0.01)	$ (0.04)

(1)

At August 31, 2014 and 2013, there were outstanding stock options equivalent of 4,285,000 and 5,735,000 common shares, respectively.  The stock options are anti-dilutive at August 31, 2014 and 2013 and therefore have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2014 and 2013, there were outstanding warrants equivalent to 100,000 and 116,668 common shares, respectively.   The warrants are anti-dilutive at August 31, 2014 and 2013 and therefore have been excluded from diluted earnings (loss) per share.

Note 10. Subsequent Events

The Company entered into stock purchase agreements and issued 88,000 restricted common shares for total cash proceeds of $22,000 during the period from September 1, 2014 to October 13, 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2014, and its results of operations for the three and six months ended August 31, 2014 and 2013, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2014, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2014 and 2013

During the three months ended August 31, 2014, the Company recorded revenues of $117 and cost of revenues of $46,953 for a negative gross profit of $(46,836) compared to revenues of $253 and cost of revenues of $78,435 for a negative gross profit of $(78,182), for the same period in 2013.  For the three months ended August 31, 2014, revenue mainly consisted of commissions generated from advertising on our websites of $117.  For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $253.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $46,943 for 2014 compared to $49,008 for 2013, server/bandwidth expense of $10 for 2014 and $2 for 2013, amortization of website development fees were $0 for 2014 and $27,342 for 2013 and direct sales expense of $0 for 2014 compared to $2,043 for 2013.

Selling, general and administrative expenses for the most current three months decreased by $245,742 to $120,372 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $49,559 for the three months ended August 31, 2014, compared to $177,169 for the three months ended August 31, 2013, a decrease of $127,610, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $70,813 for the three months ended August 31, 2014, compared to $188,945 for the three months ended August 31, 2013.  The decrease of $118,132 was primarily due to a decrease in payroll expense of $75,369 and a $23,695 decrease in professional fees.  The Company’s overall net loss for the current three months decreased by $282,658 to $171,564.

SIX MONTHS ENDED AUGUST 31, 2014 and 2013

During the six months ended August 31, 2014, the Company recorded revenues of $317 and cost of revenues of $92,576 for a negative gross profit of $(92,259) compared to revenues of $562 and cost of revenues of $159,632 for a negative gross profit of $(159,070), for the same period in 2013.  For the six months ended August 31, 2014, revenue mainly consisted of commissions generated from advertising on our websites of $317. For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $562. Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $92,556 for 2014 compared to $98,055 for 2013, server/bandwidth expense of $20 for 2014 and $1,396 for 2013, amortization of website development fees were $0 for 2014 and $54,685 for 2013 and direct sales expense of $0 for 2014 compared to $5,497 for 2013.

Selling, general and administrative expenses for the most current six months decreased by $679,061 to $255,238 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $108,976 for the six months ended August 31, 2014, compared to $560,957 for the six months ended August 31, 2013, a decrease of $451,981, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were

$146,262 for the six months ended August 31, 2014, compared to $373,342 for the six months ended August 31, 2013.  The decrease of $227,080 was primarily due to a decrease in payroll expense of $140,004, a decrease in professional fees of $37,267 and a $25,141 decrease in benefits expense.  The Company’s overall net loss for the current six months decreased by $766,907 to $351,801.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2014

The Company’s cash position at August 31, 2014, was $1,539, a decrease of $49,050 from $50,589 at February 28, 2014.  Net cash used in operating activities during the six months ended August 31, 2014 and 2013, was $162,250 and $331,015, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $168,765 is mainly due to a decrease of $224,212 in cash operating expenses and an increase in related party accounts payable of $39,803 offset by a decrease in deferred officer compensation of 78,826.

Net cash used in investing activities for the six months ended August 31, 2014 was $0 as compared to net cash used of $3,974 for the six months ended August 31, 2013, of which $3,486 was used for the cost of website development and $488 for the purchase of domain names.

Net cash provided by financing activities for the six months ended August 31, 2014 was $113,200 which consisted of proceeds from related parties payable of $80,000, payments received on stockholder subscription receivables of $13,200 and proceeds from the issuance of stock of $20,000. For the comparable period ended August 31, 2013, the Company had net cash provided by financing activities of $305,650 which consisted of proceeds from note payable of $150,000, payments received on stockholder subscription receivables of $157,000 offset by payments of $1,350 on loan from related party.

Monthly cash operating expenses for the six months ended August 31, 2014, were approximately $40,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should remain at approximately $40,000 per month which includes the monthly cost for the renew of the existing domain names of approximately $15,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the twelve months ending February 28, 2015 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to the Company's software development maintenance agreement.  From September 1, 2014 to October 15, 2014, the Company has not received any cash proceeds from stock subscription receivables.

As of August 31, 2014, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the revised 2007 subscription agreements at August 31, 2014 is $328,195.

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

The outstanding balance owed on the 2010 subscription agreement at August 31, 2014 is $300,000.

Summary

For the six months ended August 31, 2014, the Company received stock subscription payments of $13,200 and as of August 31, 2014, the Company had related party stock subscriptions receivable aggregating $628,195 for the 2007 and 2010 agreements.

The following table summarizes the stock subscription receivable, by quarter, at August 31, 2014:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2013	978,854	-	-	-	-
May 31, 2013	910,854	68,000	-	-	-
August 31, 2013	821,854	89,000	-	-	-
November 30, 2013	679,354	142,500	-	-	-
February 28, 2014	641,395	37,959	-	-	-
May 31, 2014	636,395	5,000	-	-	-
August 31, 2014	628,195	8,200	-	-	-

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

Recently Issued Accounting Pronouncements:

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of August 31, 2014, the Company does not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of August 31, 2014, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2014, that material weaknesses continue to exist in our internal control over financial reporting as of August 31, 2014, and as a result our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of August 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

During the fiscal quarter ended August 31, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 7, 2014, the Company entered into a stock purchase agreement and issued 42,858 restricted common shares at $0.35 per share, for total cash proceeds of $15,000.

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2014, has previously been reported.

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

DigitalTown, Inc.

Dated: October 15, 2014

_/s/ Richard A. Pomije__

Richard A. Pomije

Chief Executive Officer

Principal Executive Officer

Chief Financial Officer

Principal Financial Officer