Form 10-Q
period 2014-11-30
DigitalTown, Inc.
filed 2015-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014

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

There were 30,873,422 shares of the registrant’s common stock outstanding as of January 13, 2015.

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-15

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30,	February 28,
	2014	2014
	(unaudited)
Current assets:
Cash	$ 1,099	$ 50,589
Accounts receivable	285	-
Prepaid domain name renewal fees	75,446	47,573
Total current assets	76,830	98,162
Property and equipment, net	6,749	9,936
Total assets	$ 83,579	$ 108,098
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 147,504	$ 147,187
Accounts payable - related parties	121,969	11,582
Accrued payroll	1,022	500
Deferred officer compensation	331,392	233,192
Total current liabilities	601,887	392,461
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 30,873,422 and 30,428,622 shares issued and outstanding at November 30, 2014 and February 28, 2014, respectively	308,734	304,282
Additional paid-in-capital	28,431,668	28,248,012
Subscriptions receivable	(627,134)	(641,395)
Accumulated deficit	(28,631,576)	(28,195,262)
Total stockholders’ equity (deficit)	(518,308)	(284,363)
Total liabilities and stockholders’ equity (deficit)	$ 83,579	$ 108,098

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 618	$ 451	$ 935	$ 1,013

Cost of revenues	42,536	71,991	135,112	231,623

Gross profit (loss)	(41,918)	(71,540)	(134,177)	(230,610)

Operating expenses:
Selling, general and administrative expenses (income)	41,144	(41,261)	296,383	893,038
Loss from operations	(83,062)	(30,279)	(430,560)	(1,123,648)
Other income (expense)
Interest expense	(2,201)	(5,659)	(6,557)	(31,273)
Other income	750	-	803	275
Total other income (expense)	(1,451)	(5,659)	(5,754)	(30,998)

Loss before income tax	(84,513)	(35,938)	(436,314)	(1,154,646)
I Income tax provision	-	-	-	-
Net loss	$ (84,513)	$ (35,938)	$ (436,314)	$ (1,154,646)

Net loss per common share – basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.04)

Weighted average common shares outstanding - basic and diluted	30,701,259	29,167,968	30,528,985	29,169,625

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended November 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (436,314)	$ (1,154,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,187	5,874
Amortization of website development costs	-	76,572
Interest paid with warrants	-	9,162
Imputed interest	6,557	-
Stock-based compensation expense	67,851	370,589
Stock issued for director fees and executive compensation	-	18,156
Amortization of debt discount	-	20,251
Changes in operating assets and liabilities:
Accounts receivable	(285)	6,432
Prepaid domain name renewal fees	(27,873)	(42,056)
Prepaid expense	-	5,335
Accounts payable	17,297	20,877
Accounts payable – related parties	40,107	20,545
Accrued interest	-	22
Accrued payroll	522	(6,903)
Deferred officer compensation	98,200	178,335
Net cash used in operating activities	(230,751)	(471,455)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset - website development	-	(3,486)
Purchases of intangible assets – domain names	-	(505)
Net cash used in investing activities	-	(3,991)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – third party	-	150,000
Proceeds from related parties payable	80,000	-
Payments on notes payable – related party	-	(1,833)
Payments received on stockholder subscriptions receivable	14,261	299,500
Proceeds from issuance of stock	87,000	-
Net cash provided by financing activities	181,261	447,667

Net change in cash and cash equivalents	(49,490)	(27,779)
Cash and cash equivalents, beginning of period	50,589	36,006
Cash and cash equivalents, end of period	$ 1,099	$ 8,227

Non-cash transactions:
Stock issued for accounts payable – related party	$ 26,700	$ -
Accrued compensation capital contribution	$ -	$ 100,000
Debt discount on notes payable – third party	$ -	$ 20,251

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2014.

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

The Company’s consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

At November 30, 2014, the Company had an accumulated deficit of $28,631,576.  Subsequent to November 30, 2014, the Company has received no proceeds from its stock subscriptions receivable. The Company anticipates that expected future proceeds from its stock subscriptions receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least November 30, 2015.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiaries Tiger Media and The School Network, Inc.  All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of November 30, 2014.

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

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC 350-50) guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

are ready for their intended use and the Company’s resulting websites are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees.  Additionally, since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-40) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three-year life.

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2014

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

or February 28, 2014.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial position or results of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carry-forwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company does not expect the adoption of the new provisions to have a material impact on its financial condition or results of operations.

Note 3. Deferred Officer Compensation

Richard Pomije, CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended November 30, 2014, the Company recorded $37,500 of deferred officer compensation and made payments of $11,300 to Richard Pomije. During the nine months ended November 30, 2014, the Company recorded $112,500 of deferred officer compensation and made payments of $14,300 to Richard Pomije. The total balance recorded as deferred officer compensation at November 30, 2014 and February 28, 2014, was $331,392 and $233,192, respectively.

Note 4. Stockholders’ Equity

Stock Transactions

During the three months ended November 30, 2014, the Company entered into stock purchase agreements and issued 268,000 restricted common shares at $0.25 per share, for total cash proceeds of $67,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On October 22, 2014, the Company issued 106,800 restricted common shares at $0.25 per share to the Company’s former contract Chief Financial Officer as settlement for the outstanding balance of his related party accounts payable balance of $26,700 related to past consulting fees. Even though the fair value of the liability was $26,700, and the fair value of the shares granted as of October 9, 2014, the date of the oral agreement, was $16,020 (based on market value of $0.15 per share), the balance of $10,680 was recognized in additional paid-in capital due to the related party status.

On August 7, 2014, the Company entered into a stock purchase agreement and issued 60,000 restricted common shares at $0.25 per share, for total cash proceeds of $15,000.

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000.

Stock Warrants

As of November 30, 2014, the Company had 90,000 warrants outstanding with an exercise price of $0.75 and 15,000 of the warrants expire one year from their date of issue and 75,000 of the warrants expire five years from their date of issue. The weighted average remaining exercise period for the warrants as of November 30, 2014 is 3.56 years.

On October 4, 2014 and November 4, 2014, 5,000 stock purchase warrants expired on each date. The warrants were issued to a stockholder for a late payment fee on October 5, 2013 and November 5, 2013.

On April 21, 2014, the Company canceled 300,000 stock purchase warrants issued to four consultants on January 10, 2014.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2014, an aggregate of 7,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to directors, officers, employees, consultants and advisors of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the date of grant.  The terms of the options range from five to ten years from the date of grant.

For the nine months ended November 30, 2014, the Company granted 25,000 options to an employee with a term of 10 years and the options vested on the grant date of March 18, 2014. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the option’s expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For stock options granted during the nine months ended November 30, 2014, the Company utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 18,
2014
Weighted-average volatility	155%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.4113

The total fair value of the stock options granted by the Company for the nine months ended November 30, 2014 was $9,857.

Total stock compensation expense for all option grants was $(41,125) and $(190,368) for the three months ended November 30, 2014 and 2013, respectively, and $67,851 and $370,589 for the nine months ended November 30, 2014 and 2013. This expense is included in selling, general and administrative expense. As of November 30, 2014, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended November 30, 2014 and 2013 basic earnings per common share by $0.001 and $0.007, respectively, and the nine months ended November 30, 2014 and 2013 basic earnings per common share by $(0.002) and $(0.013).  There remains $14,035 of total unrecognized compensation expense, which is expected to be recognized over future periods through February 3, 2015.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2014	4,260,000	$ 0.958	-	-
Granted	25,000	0.500	-	-
Canceled or expired	(925,000)	0.770	-	-
Exercised	-	-	-	-
Outstanding – November 30, 2014	3,360,000	$ 1.006	6.67	-
Exercisable – November 30, 2014	3,210,000	$ 1.024	6.55	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

Note 6. Related Party Transactions

Lease with Director/Stockholder

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three-year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013, and $2,850 for the period of December 16, 2013 to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Effective September 1, 2014, the existing lease was terminated and the two parties agreed to a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $3,150 and $8,250 for the three months ended November 30, 2014 and 2013, respectively, and $20,250 and $24,750 for the nine months ended November 30, 2014 and 2013. At November 30, 2014 and February 28, 2014, the Company owed Mr. Mills $14,250 and $0, respectively, pertaining to the lease.

Accounts Payable

The Company had accounts payable balances due to related parties of $121,969 at November 30, 2014, which consisted of $99,631 due to Richard Pomije and $22,338 due to Jeffrey Mills.  The balance at February 28, 2014 was $28,562 which consisted of $11,582 due to Richard Pomije and $16,980 due to Paul Gramstad.

On October 22, 2014, the Company issued 106,800 restricted common shares at $0.25 per share to the Company’s former contract Chief Financial Officer as settlement for the outstanding balance of his related party accounts payable balance of $26,700 related to past consulting fees. Even though the fair value of the liability was $26,700, and the fair value of the shares granted as of October 9, 2014, the date of the oral agreement, was $16,020 (based on market value of $0.15 per share), the balance of $10,680 was recognized in additional paid-in capital due to the related party status.

Note 7. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of November 30, 2014, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of November 30, 2014, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of November 30, 2014, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 8. Common Stock Subscriptions Receivable

As of November 30, 2014, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

2007 Agreements

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000).  Significant terms of the original subscription agreement are as follows:

•

The price per share of $2.50 was based on the closing price on October 4, 2007.

•

At 24 months, 1/36 payments are due monthly.

•

The Company, at its option, may call up to 1/12 of the gross receivable per month if the preceding 30-day average trading price is at or above $7.00 per share with minimum trading volume of 5,000 shares per day.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•

Beginning October 5, 2009, and each month thereafter, 1/36 payments are due on the 5th of every month.

•

The Company, at its option, may call up to 1/12 of the (gross) receivable note per month if the preceding 30-day average trading price is at or above $7.00 per share.  Minimum trading volume must be 5,000 shares per day.

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2014 is $327,134.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2014 is $300,000.

Summary

For the nine months ended November 30, 2014, the Company received stock subscription payments of $14,261 and as of November 30, 2014, the Company had related party stock subscriptions receivable aggregating $627,134 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscriptions receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(5,000)
Receivable balance at May 31, 2014	636,395
Cash collected	(8,200)
Receivable balance at August 31, 2014	628,195
Cash collected	(1,061)
Receivable balance at November 30, 2014	$ 627,134

Summary of outstanding subscriptions:
2007 subscriptions	$ 327,134
2010 subscription	300,000
$ 627,134

(1)

Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)

New subscription agreement received on June 22, 2010.

Note 9. Earnings (Loss) Per Share

The Company computes earnings per share using two different methods, basic and diluted, and presents per share data for all periods in which statements of operations are presented. Basic earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine-month periods ended November 30, 2014 and 2013:

	Three months ended
	November 30,
	2014	2013
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (84,513)	$ (35,938)
Weighted average number of common shares outstanding	30,701,259	29,167,968
Basic net loss per share	$ (0.00)	$ (0.00)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (84,513)	$ (35,938)
Weighted average number of common shares outstanding	30,701,259	29,167,968
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	30,701,259	29,167,968

Diluted net loss per share	$ (0.00)	$ (0.00)

	Nine months ended
	November 30,
	2014	2013
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (436,314)	$ (1,154,646)
Weighted average number of common shares outstanding	30,528,985	29,169,625
Basic net loss per share	$ (0.01)	$ (0.04)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (436,314)	$ (1,154,646)
Weighted average number of common shares outstanding	30,528,985	29,169,625
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	30,528,985	29,169,625

Diluted net loss per share	$ (0.01)	$ (0.04)

(1)

At November 30, 2014 and 2013, there were outstanding stock options equivalent to 3,360,000 and 3,735,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2014 and 2013 and, therefore, have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2014 and 2013, there were outstanding warrants equivalent to 90,000 and 115,000 common shares, respectively.   The warrants are anti-dilutive at November 30, 2014 and 2013 and, therefore, have been excluded from diluted earnings (loss) per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2014, and its results of operations for the three and nine months ended November 30, 2014 and 2013, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2014.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2014, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

On May 14, 2012, DigitalTown Limited (“DTL”) was incorporated under Chapter 32 of the Laws of Hong Kong. DTL is 100% owned by TSN.

On May 3, 2012, DigitalTown created a new, wholly-owned subsidiary, The School Network, Inc. (“TSN”), under the laws of the State of Nevada.

On April 4, 2012, the Company executed a Domain Sale Agreement under which it agreed to sell one of the domain names the Company then owned. The Company received $175,000 cash in consideration of the transfer of the domain name.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

During the three months ended November 30, 2014, the Company recorded revenues of $618 and cost of revenues of $42,536 for a negative gross profit of $(41,918) compared to revenues of $451 and cost of revenues of $71,991 for a negative gross profit of $(71,540), for the same period in 2013.  For the three months ended November 30, 2014, revenue mainly consisted of commissions generated from advertising on our websites of $333 and domain name lease revenue of $285.  The domain name lease revenue consisted of 19 domain names leased in November 2014 at $15 per month per domain name. Future lease revenue for these 19 domain names for the remaining 59 months of the lease term would equal $16,815 before an allowance for early cancelations and other related administrative fees. For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $451.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $42,529 for 2014 compared to $50,092 for 2013, server/bandwidth expense of $7 for 2014 and $10 for 2013, and amortization of website development fees of $0 for 2014 and $21,888 for 2013.

Selling, general and administrative expenses for the most current three months increased by $82,405 to $41,144 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $(41,125) for the three months ended November 30, 2014, compared to $(190,368) for the three months ended November 30, 2013, an increase of $149,243, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $82,269 for the three months ended November 30, 2014, compared to $149,107 for the three months ended November 30, 2013.  The decrease of $66,838 was primarily due to a decrease in payroll expense of $50,760 partially offset by an $11,313 increase in professional fees.  The Company’s overall net loss for the current three months increased by $48,575 to $84,513.

NINE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

During the nine months ended November 30, 2014, the Company recorded revenues of $935 and cost of revenues of $135,112 for a negative gross profit of $(134,177) compared to revenues of $1,013 and cost of revenues of $231,623 for a negative gross profit of $(230,610), for the same period in 2013.  For the nine months ended November 30, 2014, revenue mainly consisted of commissions generated from advertising on our websites of $650 and domain name lease revenue of $285. For the comparable period, revenue mainly consisted of commissions generated from advertising on our websites of $1,003. Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $135,085 for 2014 compared to $148,147 for 2013, server/bandwidth expense of $27 for 2014 and $1,406 for 2013, amortization of website development fees of $0 for 2014 and $76,573 for 2013 and direct sales expense of $0 for 2014 compared to $5,497 for 2013.

Selling, general and administrative expenses for the most current nine months decreased by $596,655 to $296,383 compared to a year ago.  Stock compensation expense, included in selling, general and administration expenses, was $67,851 for the nine months ended November 30, 2014, compared to $370,589 for the nine months ended November 30, 2013, a decrease of $302,738, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $228,532 for the nine months ended November 30, 2014, compared to $522,449 for the nine months ended November 30, 2013.  The decrease of $293,917 was primarily due to a decrease in payroll expense of $191,253, a decrease in professional fees of $27,072 and a $32,258 decrease in benefits expense.  The Company’s overall net loss for the current nine months decreased by $718,332 to $436,314.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2014

The Company’s cash position at November 30, 2014, was $1,099, a decrease of $49,490 from $50,589 at February 28, 2014.  Net cash used in operating activities during the nine months ended November 30, 2014 and 2013, was $230,751 and $471,455, respectively.  When comparing the two periods, the decrease in cash used in operating activities of $240,704 is mainly due to a decrease of $295,323 in cash operating expenses and an increase in related parties’ accounts payable of $19,562 offset by a decrease in deferred officer compensation of $80,135.

Net cash used in investing activities for the nine months ended November 30, 2014 was $0 as compared to net cash used of $3,991 for the nine months ended November 30, 2013, of which $3,486 was used for the cost of website development and $505 for the purchase of domain names.

Net cash provided by financing activities for the nine months ended November 30, 2014 was $181,261 which consisted of proceeds from related parties’ accounts payable of $80,000, payments received on stockholder subscriptions receivable of $14,261 and proceeds from the issuance of stock of $87,000. For the comparable period ended November 30, 2013, the Company had net cash provided by financing activities of $447,667 which consisted of proceeds from note payable of $150,000, payments received on stockholder subscriptions receivable of $299,500 offset by payments of $1,833 on loan from related party.

Monthly cash operating expenses for the nine months ended November 30, 2014, were approximately $40,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should remain at approximately $40,000 per month which includes the monthly cost for the renewal of the existing domain names of approximately $15,000.  In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending February 28, 2015 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to the Company's software development maintenance agreement.  From December 1, 2014 to January 14, 2015, the Company has not received any cash proceeds from stock subscriptions receivable.

As of November 30, 2014, the Company has the following stock subscription agreements outstanding:

2007 Agreements

On October 5, 2007, the Company received subscriptions for 1,300,000 restricted common shares at $2.50 per share (total value of $3,250,000).  Significant terms of the original subscription agreement are as follows:

•

The price per share of $2.50 was based on the closing price on October 4, 2007.

•

At 24 months, 1/36 payments are due monthly.

•

The Company, at its option, may call up to 1/12 of the gross receivable per month if the preceding 30-day average trading price is at or above $7.00 per share with minimum trading volume of 5,000 shares per day.

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

The following other provisions of the Initial Pricing and Final Pricing terms in the Confidential Binding Term Sheet dated October 5, 2007 of the Agreement will be deleted, and are not enforceable by either party:

•

Beginning October 5, 2009, and each month thereafter, 1/36 payments are due on the 5th of every month.

•

The Company, at its option, may call up to 1/12 of the (gross) receivable note per month if the preceding 30-day average trading price is at or above $7.00 per share.  Minimum trading volume must be 5,000 shares per day.

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

The outstanding balance owed on the revised 2007 subscription agreements at November 30, 2014 is $327,134.

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

The outstanding balance owed on the 2010 subscription agreement at November 30, 2014 is $300,000.

Summary

For the nine months ended November 30, 2014, the Company received stock subscription payments of $14,261 and as of November 30, 2014, the Company had related party stock subscriptions receivable aggregating $627,134 for the 2007 and 2010 agreements.

The following table summarizes the stock subscriptions receivable, by quarter, at November 30, 2014:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2013	$978,854	$ -	-	-	-
May 31, 2013	910,854	68,000	-	-	-
August 31, 2013	821,854	89,000	-	-	-
November 30, 2013	679,354	142,500	-	-	-
February 28, 2014	641,395	37,959	-	-	-
May 31, 2014	636,395	5,000	-	-	-
August 31, 2014	628,195	8,200	-	-	-
November 30, 2014	627,134	1,061	-	-	-

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscriptions receivable, future proceeds from the issuance of our common stock and proceeds from the sale and/or lease of current domain names should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect our stock subscriptions receivable as needed or raise additional capital through the sale of our common stock or sell and/or lease additional domain names on acceptable terms, we would be forced to reduce operating expenses and/or cease operations altogether.

Critical Accounting Policies

The discussion and analysis of DigitalTown, Inc.’s financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities.  Management reviews its estimates on an ongoing basis.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.  While DigitalTown Inc.’s significant accounting policies are described in more detail in Note 2 to its consolidated financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC 350-50) guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the Company’s resulting websites are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees.  Additionally, since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB Accounting Standards Codification (ASC 350-40) guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company has components of its website development that are operational and are being amortized on a straight-line basis over a three-year life.

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

Recently Issued Accounting Pronouncements

Information regarding recently issued accounting pronouncements is included in Note 2 to the current period’s consolidated financial statements.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements.  DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of November 30, 2014, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of November 30, 2014, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2014, that material weaknesses continue to exist in our internal control over financial reporting as of November 30, 2014, and as a result our disclosure controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of November 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

 (b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company’s internal controls over financial reporting to ensure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2014.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended November 30, 2014, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended November 30, 2014, the Company entered into stock purchase agreements and issued 268,000 restricted common shares at $0.25 per share, for total cash proceeds of $67,000.

On October 22, 2014, the Company issued 106,800 restricted common shares at $0.25 per share to the Company’s former contract Chief Financial Officer as settlement for the outstanding balance of his related party accounts payable balance of $26,700 related to past consulting fees.

On August 7, 2014, the Company entered into a stock purchase agreement and issued 60,000 restricted common shares at $0.25 per share, for total cash proceeds of $15,000.

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2014, has previously been reported.

(b)

There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

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

DigitalTown, Inc.

Dated: January 14, 2015

_ /s/ Richard A. Pomije____________________

Richard A. Pomije

Chief Executive Officer

Principal Executive Officer

Chief Financial Officer

Principal Financial Officer