Form 10-K
period 2015-02-28
DigitalTown, Inc.
filed 2015-06-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2015

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

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [X] No

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $1,724,540 as of the last day of the Company’s most recently completed second fiscal quarter (August 31, 2014), when the last reported sales price was $0.15.

There were 33,646,422 shares of the registrant’s common stock outstanding as of June 5, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

TABLE OF CONTENTS

PART I

ITEM 1.   BUSINESS

1

ITEM 1A.  RISK FACTORS

3

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

ITEM 9B. OTHER INFORMATION

49

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

50

ITEM 11.  EXECUTIVE COMPENSATION

51

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  54

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

55

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

55

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

58

SIGNATURES

59

PART I

ITEM 1.   BUSINESS

GENERAL

DigitalTown, Inc. (DigitalTown or the Company) owns and operates a nationwide network of hyper-local online communities.  The Company’s emphasis is on the development of a network of high school sports websites.

The Company’s core asset is a portfolio of 21,547 domains matching the largest high schools in the United States.  The portfolio corresponds to a standard pattern of school and mascot names, e.g., from AbbevilleGenerals.com to ZwolleHawks.com.

The Company aims to create and operate the leading direct to consumer online media network for high school sports.

Market Opportunity

In the U.S., sports media is a large business with professional sports leading the way.  According to Forbes’ 2015 report, Major League Baseball (MLB) teams have risen to a record valuation of $36 billion while the National Football League (NFL) teams have risen to a value of $45 billion. National Basketball Association (NBA), National Hockey League (NHL), Major League Soccer (MLS) and other leagues are further examples of the business of professional sports.

By the same token, college sports, which produce vastly more sporting events per year relative to professional sports, have also become a large business. In 2012, ESPN agreed to a $7.3 billion contract to televise college football playoffs, validating the large and growing value of college sports. While the true value of college sports franchises has not been appraised, it is conceivable that due to the large number of college sports franchises, the total value of the college sports franchises may even exceed that of the professional leagues.

Unlike professional leagues and college leagues, high school sports remain relatively undeveloped both as media assets and as brands. The number of high school sports participants far exceeds the number of participants in college sports with many high school athletes growing to national prominence even in the absence of regular mainstream sports media coverage.

According to the National High School Center, the number of enrolled high school students in the U.S. is 14.3 million. According to the National Federation of State High School Associations (NFHS) in their most recent report, 7.6 million students participate in organized athletics in U.S. schools. 18,150 schools have a boy’s basketball team. Football has the most participants among all high school sports, with more than 1.1 million students playing at 14,000 schools.

A primary barrier to the development of a national media network for high school sports has been access to broadcast-worthy content. While reporting of high school sports statistics has matured, delivery of video and audio is virtually undeveloped broadcasting beyond state championship football. The emergence of mobile data networks and high quality Internet-enabled video cameras has dramatically simplified the ease with which content can be captured and disseminated for broadcast distribution, both streamed as a live event as well as for archival access. DigitalTown aims to be among the first to capitalize on this opportunity.

The monetization of these sports portals is expected to be comprised of (1) advertising and sponsorship sales, (2) merchandise sales, (3) sale of vanity email addresses that use the high school domain name, (4) revenue share from processing of transactions such as ticket sales, and (5) premium fees for access to high definition live stream of events.

Sales of local advertising and sponsorships represent the largest immediate sales opportunity.  According to the National Retail Federation, there are more than 3.7 million retail businesses in the U.S. alone. The vast majority of these businesses are believed to operate within a five-mile radius of a high school. These businesses are natural advertisers for local sports media and are increasingly sophisticated in their use of online advertising products.

High schools are traditionally unsophisticated in their approach to selling sponsorships and advertising, traditionally relying on some combination of students, coaches and booster clubs to solicit local sponsors with little in the way of formal methods for salesforce management, yield optimization or reporting of advertising effectiveness.

As the DigitalTown audience network grows, it is expected that we will be able to appeal to national sponsors either through direct sales as well as through partnerships with national advertising partners catering to sports media audiences. One unique advantage of the DigitalTown network is the ability to provide hyper-local targeting, e.g., a national pizza chain with a national campaign through DigitalTown can display a local phone number for ordering on each website.

The network of online sports portals currently under development at DigitalTown is scheduled to be in operation during calendar Q3 2015 in time for the 2015-16 academic year.

Intellectual Property

Domain Name Portfolio: The Company’s primary intellectual property asset is a portfolio of 21,547 active domain name registrations. Of these, 21,523 are of the prestigious .COM domains and are rendered without hyphens, thereby making them the “high ground” from a branding perspective among the range of domains that could be conceivably registered either by the school itself or by a would-be imitator of the Company’s business model. The median registration age of the domain portfolio is more than nine years old, a key signal to search engines of a website’s trustworthiness.

Software: The Company is developing a proprietary platform for managing the sports media network, including the network of sports sites, a master website, and back office management tools. The Company continues to invest heavily in software but will do so with an emphasis on capital efficiency and return on investment.

EMPLOYEES

As of February 28, 2015, DigitalTown, Inc. has three employees.  The Company’s employees are not represented by a union.  The Company knows of no adverse labor issues with any employee.

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

RISK FACTORS RELATED TO OUR BUSINESS

We have a history of losses and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising substantial doubt about our ability to continue as a going concern.

We incurred net losses of $678,035 and $2,717,256 for the years ended February 28, 2015 and 2014, respectively, and had an accumulated deficit of $28,873,297 at February 28, 2015. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal years ended February 28, 2015 and 2014 contained a qualification raising substantial doubt about our ability to continue as a going concern. We can provide no assurance regarding when, if ever, we will become profitable. As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We may not be able to collect on our stock subscriptions receivable or raise capital through the sale of our common stock as needed to fund our operations.

At February 28, 2015, the Company had stock subscriptions receivable of $625,482 and for the year ended February 28, 2015, the Company received stock subscription payments of $15,913.

We believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscriptions receivable, proceeds from the sale of domain names and proceeds from the sale of our common stock should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect on our outstanding stock subscriptions receivable as needed or raise capital through the sale of our common stock and domain names as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses going forward are approximately $62,000 per month.

We may need to raise additional capital to finance operations.

Funding of our operations has relied almost entirely on the collection of outstanding subscriptions receivable and proceeds from the sale of our common stock.  We will need to raise additional capital to fund our anticipated operating expenses and execute our business plan.  We cannot be assured that financing will be available or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our common stock is traded on the OTC markets, which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over-the-counter market “OTC” and quoted on the OTCMarkets “OTCQB”. Broker-dealers often decline to trade in OTC stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them.  This could cause our stock price to decline.

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value.  The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes.  These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company.  In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities.  Although there is no such litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business.  Moreover and as previously noted, our shares are currently quoted on the OTCMarkets “OTCQB” and, further, are subject to the penny stock regulations.  Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We could fail to retain or attract key personnel.

Effective on May 18, 2015, the Company appointed Robert Monster as Chief Executive Officer.  Our future success depends, in significant part, on the continued services of Mr. Monster as well as Richard Pomije, our former Chief Executive Officer. We cannot be assured that we would be able to find appropriate replacements for them or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do have an employment agreement with Mr. Monster but we do not presently maintain a key-man life insurance policy on him.

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

To date, funding of our domain name renewals has relied almost entirely on the collection of outstanding subscriptions receivable and proceeds from the sale of our common stock.  In the absence of near-term progress on cash flow from operations, we may need to raise additional capital in order to renew our domain names on a timely basis.  We cannot be assured that financing will be available or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing stockholders.  Our inability to obtain adequate financing will result in the need to curtail domain name renewals which would be materially harmful to our business and may result in a lower stock price.

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

Our current directors, in the aggregate have the ability to appoint new members to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers. This influence could have a material impact on mergers, acquisitions, consolidations, the sale of all or substantially all of our assets and the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

Our shares may be defined as "penny stock", the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Shares of our common stock may be defined as a “penny stock” under the Securities and Exchange Act of 1934 (“Exchange Act”) and rules of the Securities and Exchange Commission (“SEC”).  The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer.  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC.  Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

Market for penny stock has suffered in recent years from patterns of fraud and abuse.

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

ITEM 2.  PROPERTIES

The Company leases from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices at 11974 Portland Avenue, Burnsville, Minnesota.  Effective September 1, 2014, the existing lease was terminated and the two parties agreed to a month-to-month agreement requiring rental payments of $1,050 per month.

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

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock is traded on the OTC Markets “OTCQB”. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2015 and 2014.

Fiscal Year 2015	Low	High
First Quarter	$0.30	$0.55
Second Quarter	0.15	0.52
Third Quarter	0.10	0.44
Fourth Quarter	0.10	0.32

Fiscal Year 2014	Low	High
First Quarter	$0.37	$0.65
Second Quarter	0.45	0.73
Third Quarter	0.37	0.70
Fourth Quarter	0.38	0.55

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of May 29, 2015, there were approximately 150 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 28, 2015 and 2014 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,	February 28,
Balance Sheet Data	2015	2014
Total Assets	$ 80,553	$ 108,098
Total Liabilities	641,769	392,461
Stockholders’ Equity (Deficit)	(561,216)	(284,363)

	February 28,	February 28,
Operating Statement Data	2015	2014
Revenues	$ 1,596	$ 10,333
Cost of revenues	178,739	291,973
Gross profit (loss)	(177,143)	(281,640)

Operating expenses	498,569	2,211,631
Loss from operations	(675,712)	(2,493,271)
Other income (expense), net	(2,323)	(223,985)
Net loss	$ (678,035)	$ (2,717,256)

Loss per common share-basic and diluted	$ (0.02)	$ (0.09)
Weighted average shares outstanding-basic and diluted	30,631,079	29,220,009

	February 28,	February 28,
Cash Flow Statement Data	2015	2014
Net cash used in operating activities	$ (294,042)	$ (517,044)
Net cash used in investing activities	-	(3,999)
Net cash provided by financing activities	258,113	535,626
Net change in cash	(35,929)	14,583
Cash and cash equivalents, beginning of period	50,589	36,006
Cash and cash equivalents, end of period	$ 14,660	$ 50,589

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2015 and 2014, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

Company Overview

DigitalTown, Inc. (DigitalTown or the Company) owns and operates a nationwide network of hyper-local online communities.  The Company’s emphasis is on the development of a network of high school sports websites.

The Company’s core asset is a portfolio of 21,547 domains matching the largest high schools in the United States.  The portfolio corresponds to a standard pattern of school and mascot names, e.g., from AbbevilleGenerals.com to ZwolleHawks.com.

The Company aims to create and operate the leading direct to consumer online media network for high school sports.

Market Opportunity

In the U.S., sports media is a large business with professional sports leading the way.  According to Forbes’ 2015 report, Major League Baseball (MLB) teams have risen to a record valuation of $36 billion while the National Football League (NFL) teams have risen to a value of $45 billion. National Basketball Association (NBA), National Hockey League (NHL), Major League Soccer (MLS) and other leagues are further examples of the business of professional sports.

By the same token, college sports, which produce vastly more sporting events per year relative to professional sports, have also become a large business. In 2012, ESPN agreed to a $7.3 billion contract to televise college football playoffs, validating the large and growing value of college sports. While the true value of college sports franchises has not been appraised, it is conceivable that due to the large number of college sports franchises, the total value of the college sports franchises may even exceed that of the professional leagues.

Unlike professional leagues and college leagues, high school sports remain relatively undeveloped both as media assets and as brands. The number of high school sports participants far exceeds the number of participants in college sports with many high school athletes growing to national prominence even in the absence of regular mainstream sports media coverage.

According to the National High School Center, the number of enrolled high school students in the U.S. is 14.3 million. According to the National Federation of State High School Associations (NFHS) in their most recent report, 7.6 million students participate in organized athletics in U.S. schools. 18,150 schools have a boy’s basketball team. Football has the most participants among all high school sports, with more than 1.1 million students playing at 14,000 schools.

A primary barrier to the development of a national media network for high school sports has been access to broadcast-worthy content. While reporting of high school sports statistics has matured, delivery of video and audio is virtually undeveloped broadcasting beyond state championship football. The emergence of mobile data networks and high quality Internet-enabled video cameras has dramatically simplified the ease with which content can be captured and disseminated for broadcast distribution, both streamed as a live event as well as for archival access. DigitalTown aims to be among the first to capitalize on this opportunity.

The monetization of these sports portals is expected to be comprised of (1) advertising and sponsorship sales, (2) merchandise sales, (3) sale of vanity email addresses that use the high school domain name, (4) revenue share from processing of transactions such as ticket sales, and (5) premium fees for access to high definition live stream of events.

Sales of local advertising and sponsorships represent the largest immediate sales opportunity. According to the National Retail Federation, there are more than 3.7 million retail businesses in the U.S. alone. The vast majority of these businesses are believed to operate within a five-mile radius of a high school. These businesses are natural advertisers for local sports media and are increasingly sophisticated in their use of online advertising products.

High schools are traditionally unsophisticated in their approach to selling sponsorships and advertising, traditionally relying on some combination of students, coaches and booster clubs to solicit local sponsors with little in the way of formal methods for salesforce management, yield optimization or reporting of advertising effectiveness.

As the DigitalTown audience network grows, it is expected that we will be able to appeal to national sponsors either through direct sales as well as through partnerships with national advertising partners catering to sports media audiences. One unique advantage of the DigitalTown network is the ability to provide hyper-local targeting, e.g., a national pizza chain with a national campaign through DigitalTown can display a local phone number for ordering on each website.

The network of online sports portals currently under development at DigitalTown is scheduled to be in operation during calendar Q3 2015 in time for the 2015-16 academic year.

Intellectual Property

Domain Name Portfolio: The Company’s primary intellectual property asset is a portfolio of 21,547 active domain name registrations. Of these, 21,523 are of the prestigious .COM domains and are rendered without hyphens, thereby making them the “high ground” from a branding perspective among the range of domains that could be conceivably registered either by the school itself or by a would-be imitator of the Company’s business model. The median registration age of the domain portfolio is more than nine years old, a key signal to search engines of a website’s trustworthiness.

Software: The Company is developing a proprietary platform for managing the sports media network, including the network of sports sites, a master website, and back office management tools. The Company continues to invest heavily in software but will do so with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2015 AND 2014

During the year ended February 28, 2015, the Company recorded revenues of $1,596 and cost of revenues of $178,739 for a negative gross profit of $(177,143) compared to revenues of $10,333 and cost of revenues of $291,973 for a negative gross profit of $(281,640) during the year ended February 28, 2014.  For the year ended February 28, 2015, revenues mainly consisted of commissions generated from advertising on our websites of $801 and domain name lease revenue of $795.  For the comparable prior year period revenues mainly consisted of commissions generated from advertising of $1,209 and direct sale of display advertising totaling $9,114.  Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $178,699 and $197,411, direct sales expense of $0 and $5,497, amortization of website development fees of $0 and $87,552, and server/bandwidth expense of $40 and $1,513, respectively, for the two comparable periods.

Operating expenses for the year ended February 28, 2015 decreased by $793,739 to $498,569 compared to the prior year. Stock compensation expense included in selling, general and administration expenses was $190,246 for the year ended February 28, 2015, compared to $703,648 for the year ended February 28, 2014, a decrease of $513,402 compared to the prior year.  Impairment expense was $919,323 during the year ended February 28, 2014, compared to $0 for the current year. Excluding non-cash impairment expense and stock compensation expense for the two comparable periods, operating expenses were $308,323 for the current period compared to $588,660 for the year ended February 28, 2014.  The decrease of $280,337 for the two comparable periods is primarily due to a decrease of $27,674 in legal and professional fees, a decrease in payroll expense of $167,959, a decrease in employee benefits of $37,920, a decrease in rent expense of $12,468 and a $10,500 decrease in directors’ fees.

The Company’s overall net loss for the current year decreased by $2,039,221 to $678,035.  The decrease was mainly due to an impairment charge of $919,323 to intangible assets and a loss of $164,324 on common stock issued for conversion of debt for the year ended February 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2015 was $14,660, a decrease of $35,929 from $50,589 at February 28, 2014.  During the year ended February 28, 2015, net cash used in operating activities was $294,042 compared to cash used of $517,044 for the comparable prior year period.  When comparing the two periods, the decrease in cash used in operating activities of $223,002 for the year ended February 28, 2015 is primarily due to a decrease of $189,593 in cash operating expenses and an increase in related parties’ accounts payable of $32,720.

Net cash used in investing activities for the year ended February 28, 2015, was $0 as compared to net cash used in investing activities of $3,999 for the comparable prior year period, which consisted of $3,486 used for website development costs and $513 used for the purchase of additional domain names.

Net cash provided by financing activities for the year ended February 28, 2015, was $258,113, which consisted of payments received on stockholder subscriptions receivable of $15,913, proceeds from related party notes payable of $85,000, proceeds from the issuance of common stock of $166,000 and proceeds from related party payables of $1,200 offset by principal payments of $10,000 on a related party note payable.  For the comparable period ended February 28, 2014, the Company received net cash provided by financing activities of $535,626, which consisted of payments received on stockholder subscriptions receivable of $337,459, proceeds from a third party note payable of $150,000 and proceeds from the issuance of common stock of $50,000 offset by principal payments of $1,833 on a loan from a director/stockholder.

Monthly cash operating expenses for the year ended February 28, 2015, were approximately $40,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $62,000 per month which includes the monthly cost for the renewal of the existing domain names of approximately $16,000. In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending February 28, 2016 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From March 1, 2015 to June 12, 2015, the Company did not receive any cash proceeds from its stock subscriptions receivable but the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.

As of February 28, 2015, the Company has the following stock subscription agreements outstanding:

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2015, is $325,482.

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

The outstanding balance owed on the 2010 subscription agreement at February 28, 2015, is $300,000.

Summary

As of February 28, 2015, the Company had stock subscriptions receivable of $625,482 and for the year ended February 28, 2015, the Company received stock subscription payments of $15,913.

The following table summarizes the stock subscriptions receivable, by quarter, at February 28, 2015:

Quarter Ended	Total Balance Due	Total Amount Collected	New Subscription Agreements	Participatory Rights in the Proceeds of the Resales Collected	Amount of Downside Protection Provided
February 28, 2014	$ 641,395	$ 37,959	-	-	-
May 31, 2014	641,395	-	-	-	-
August 31, 2014	633,195	8,200	-	-	-
November 30, 2014	632,134	1,061	-	-	-
February 28, 2015	625,482	6,652	-	-	-

In summary, we believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscriptions receivable and future proceeds from the issuance of our common stock and the sale of existing domain names should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect our stock subscriptions receivable as needed or raise additional capital through the sale of our common stock or sell existing domain names on acceptable terms, we would be forced to further reduce operating expenses and/or cease operations altogether.

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

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 350-30 guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the Company’s resulting websites are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Additionally, since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB ASC 350-50 guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors, consultants and advisors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

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

Recently Issued Accounting Pronouncements

Information regarding recently issued accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplemental Data” in this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The market risk inherent in the Company’s financial statements and in its financial position represents the potential loss arising from adverse changes in interest rates.  This risk is low as the Company has very limited debt and has no third-party debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements:
Consolidated Balance Sheets	20
Consolidated Statements of Operations	21
Consolidated Statements of Stockholders' Equity (Deficit)	22
Consolidated Statements of Cash Flows	23
Notes to Consolidated Financial Statements	24-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2015 and 2014, and the results of its operations and cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 12, 2015

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 28,	February 28,
	2015	2014
Current assets:
Cash	$ 14,660	$ 50,589
Accounts receivable	447	-
Prepaid domain name renewal fees	59,629	47,573
Total current assets	74,736	98,162
Property and equipment, net	5,817	9,936
Total assets	$ 80,553	$ 108,098
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 152,646	$ 130,207
Accounts payable – related parties	61,282	28,562
Notes payable-related party	75,000	-
Accrued payroll	549	500
Deferred officer compensation	352,292	233,192
Total current liabilities	641,769	392,461
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 31,138,422 and 30,428,622 shares issued and outstanding at February 28, 2015 and 2014, respectively	311,384	304,282
Additional paid-in-capital	28,614,679	28,248,012
Stock payable	11,500	-
Subscriptions receivable	(625,482)	(641,395)
Accumulated deficit	(28,873,297)	(28,195,262)
Total stockholders’ equity (deficit)	(561,216)	(284,363)
Total liabilities and stockholders’ equity (deficit)	$ 80,553	$ 108,098

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	February 28, 2015	February 28, 2014
Revenues	$ 1,596	$ 10,333
Cost of revenues	178,739	291,973
Gross profit (loss)	(177,143)	(281,640)

Operating expenses:
Selling, general and administrative expenses	498,569	1,292,308
Impairment expense	-	919,323
Total operating expenses	498,569	2,211,631

Loss from operations	(675,712)	(2,493,271)
Other income (expense):
Interest expense	(2,323)	(59,936)
Loss on conversion	-	(164,324)
Other income	-	275
Total other income (expense)	(2,323)	(223,985)

Loss before income taxes	(678,035)	(2,717,256)
Income tax provision	-	-
Net loss	$ (678,035)	$ (2,717,256)

Net loss per common share – basic and diluted	$ (0.02)	$ (0.09)

Weighted average number of common shares outstanding – basic and diluted	30,631,079	29,220,009

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended February 28, 2015 and 2014

			Additional
	Common Stock		Paid-In	Stock	Subscriptions	Accumulated
	Shares	Amount	Capital	Payable	Receivable	Deficit	Total
Balance as of February 28, 2013	29,160,599	$291,602	$26,826,042	$ -	$ (978,854)	$(25,478,006)	$660,784
Issuance of common stock at $0.50 per share	100,000	1,000	49,000	-	-	-	50,000
Payments received on subscription agreements	-	-	-	-	337,459	-	337,459
Stock-based compensation	-	-	703,648	-	-	-	703,648
Forfeited deferred officer compensation	-	-	100,000	-	-	-	100,000
Warrants issued for interest expense on note	-	-	37,014	-	-	-	37,014
Debt discount on notes payable	-	-	20,251	-	-	-	20,251
Common stock issued for conversion of debt	657,022	6,571	295,658	-	-	-	302,229
Common stock issued for conversion of accounts payable	480,502	4,805	198,546	-	-	-	203,351
Common stock issued for directors’ fees	18,347	182	10,318	-	-	-	10,500
Common stock issued for officer fees	12,152	122	7,535	-	-	-	7,657
Net loss	-	-	-	-	-	(2,717,256)	(2,717,256)
Balance as of February 28, 2014	30,428,622	304,282	28,248,012	-	(641,395)	(28,195,262)	(284,363)
Common stock issued for cash	603,000	6,034	148,466	11,500	-	-	166,000
Payments received on subscription agreements	-	-	-	-	15,913	-	15,913
Stock-based compensation	-	-	190,246	-	-	-	190,246
Common stock issued for conversion of accounts payable	106,800	1,068	25,632	-	-	-	26,700
Imputed interest on accounts payable - related party	-	-	2,323	-	-	-	2,323
Net loss	-	-	-	-	-	(678,035)	(678,035)
Balance as of February 28, 2015	31,138,422	$311,384	$28,614,679	$11,500	$ (625,482)	$(28,873,297)	$ (561,216)

          The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	February 28, 2015	February 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (678,035)	$ (2,717,256)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	4,119	7,311
Amortization of website development cost	-	87,552
Interest paid with warrants	-	37,014
Imputed interest	2,323	-
Stock-based compensation expense	190,246	703,648
Stock issued for directors’ fees and executive compensation	-	18,157
Loss on conversion	-	164,263
Impairment expense	-	919,323
Amortization of debt discount	-	20,251
Changes in operating assets and liabilities:
Accounts receivable	(447)	6,783
Prepaid domain name renewal fees	(12,056)	83
Prepaid expenses	-	5,674
Accounts payable	22,439	23,023
Accounts payable – related parties	58,220	47,399
Accrued payroll	49	(11,047)
Accrued interest	-	(991)
Deferred officer compensation	119,100	180,883
Deferred revenue	-	(9,114)
Net cash used in operating activities	(294,042)	(517,044)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets – website development	-	(3,486)
Purchase of intangible assets – domain names	-	(513)
Net cash used in investing activities	-	(3,999)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – third party	-	150,000
Proceeds from notes payable – related party	85,000	-
Payments on notes payable – related party	(10,000)	-
Proceeds from related parties payable	1,200	-
Payments on loan – director/stockholder	-	(1,833)
Payments received on stockholder subscriptions receivable	15,913	337,459
Proceeds from issuance of common stock	166,000	50,000
Net cash provided by financing activities	258,113	535,626

Net change in cash and cash equivalents	(35,929)	14,583
Cash and cash equivalents, beginning of year	50,589	36,006
Cash and cash equivalents, end of year	$ 14,660	$ 50,589

Non-Cash Transactions:
Forfeited deferred officer compensation	$ -	$ 100,000
Conversion of accounts payable to common shares	$ 26,700	$ 203,351
Conversion of notes payable to common shares	$ -	$ 302,229
Debt discount on notes payable	$ -	$ 20,251

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

DigitalTown, Inc. (DigitalTown or the Company) was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names.  On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize their domain names. The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively. The Company's Internet address is www.digitaltown.com.   The Company is traded in the over-the-counter market under the ticker DGTW.

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiaries Tiger Media and The School Network, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S.”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

agreements, the Company receives commissions based on a percentage of the per click or per-impression revenue generated by these ads.  The Company recognizes these commissions received as revenue.

Concentrations

During the year ended February 28, 2015, one customer accounted for 50% of revenues. During the year ended February 28, 2014, one customer accounted for 61% of revenues. At February 28, 2015, one customer accounted for 68% of accounts receivable. At February 28, 2014, the Company had no accounts receivable.

Fair Value of Financial Instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under accounting principles generally accepted in the U.S. (“U.S. GAAP”), certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

As of February 28, 2015 and 2014, the Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 - Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended February 28, 2015 or 2014.

As of February 28, 2014, Level 3 assets consisted of intangible assets.  At February 28, 2014, the Company recorded an impairment charge of $919,323 for the full amount of its intangible assets.  No fair value adjustment was necessary for the year ended February 28, 2015 as the balance sheet date was zero.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 28, 2015 and 2014, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000.  At February 28, 2015 and 2014, the Company had no uninsured cash balances.

Intangible Assets – Domain Names/Website Development Costs

Domain name costs are accounted for in accordance with the FASB ASC 350-50 guidance pertaining to Intangibles-Goodwill and Other, Website Development Costs.  Certain modules and components of the Company’s overall website development are ready for their intended use and the Company’s resulting websites are currently operational. Accordingly, the annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  Previously, during the infrastructure development stage of its websites, the Company capitalized the purchase of new domain names and the annual domain name renewal fees. Additionally, since the ownership of each domain name can be renewed for a nominal renewal fee each year prior to their expiration date, the useful lives of the domain names are deemed to be indefinite and no amortization of the capitalized costs for the domain names will be recorded.

Website development costs are accounted for in accordance with the FASB ASC 350-50 guidance pertaining to Intangibles-Goodwill and Other, Internal-Use Software which requires that all internal and external costs incurred to develop the internal-use software necessary to operate the websites be capitalized.  The guidance further states, amortization should begin when an individual module or component of the overall internal-use software is ready for its intended use.  The cost of such module or component will be amortized on a straight-line basis over its estimated useful life, as determined by the Company, after taking into account the effects of obsolescence, technology, competition and other economic factors.  The Company recorded $0 and $87,552 of amortization expense for the years ended February 28, 2015 and 2014, respectively.  See Note 4 for further information.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

exceeds the fair value of the asset.  At February 28, 2014, the Company determined that a full impairment charge of $919,323 was necessary for the net carrying amount of its intangible assets.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $4,119 and $7,311 of depreciation expense for the years ended February 28, 2015 and 2014, respectively.  Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized.  As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.  See Note 3 for further information.

Income Taxes

Deferred tax assets (net of any valuation allowance) and liabilities resulting from temporary differences, net operating loss carryforwards and tax credit carryforwards are recorded using an asset-and-liability method.  Deferred taxes relating to temporary differences and loss carryforwards are measured using the tax rate expected to be in effect when they are reversed or are realized.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be ultimately realized.  The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related future benefits.

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 28, 2015 or 2014.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

Stock-Based Compensation, Including Options and Warrants

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors, consultants and advisors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities. For the years ended February 28, 2015 and 2014, the Company had no items defined as other comprehensive income (loss).

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 28, 2015 or 2014.

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

Years Ended February 28, 2015 and 2014

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

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions did not have a material impact on the Company’s financial condition or results of operations.

Note 2. Going Concern

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

At February 28, 2015, the Company had an accumulated deficit of $28,873,297.  Subsequent to February 28, 2015, the Company has not received any cash proceeds from its stock subscriptions receivable but the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.  The Company anticipates that expected future proceeds from its stock subscriptions receivable, additional financing through the sale of its common stock or other equity-based securities, and additional sales of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2016.  In the event that the

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Company is unable to obtain additional capital in the future, it would be forced to further reduce operating expenses and/or cease operations altogether.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Note 3. Property and Equipment

Property and equipment are as follows:

	February 28,	February 28,
	2015	2014
Office equipment and furniture	$ 512,156	$ 512,156
Less accumulated depreciation	(506,339)	(502,220)
Property and equipment, net	$ 5,817	$ 9,936

Depreciation expense for the fiscal years ended February 28, 2015 and 2014 was $4,119 and $7,311, respectively.

Note 4. Intangible Assets

Intangible assets, net are as follows:

	February 28,	February 28,
	2015	2014
Domain names	$ -	$ 860,698
Website development costs	-	366,166
Less accumulated amortization	-	(307,541)
Impairment charge	-	(919,323)
Intangible assets, net	$ -	$ -

During the year ended February 28, 2014, the Company capitalized $513 of additional domain name purchases.  Since the useful life of the domain names is deemed to be indefinite, no amortization has been recorded.  At February 28, 2014, the Company determined that a full impairment charge of $860,698 was necessary for the carrying amount of its intangible assets - domain names.

During the years ended February 28, 2015 and 2014, the Company incurred $190,755 and $197,328, respectively, of annual domain name renewal fees and has expensed $178,699 and $197,411, respectively, to cost of revenues on a straight-line basis and has recorded $59,629 and $47,573, respectively, as prepaid domain name renewal fees at February 28, 2015 and 2014.

During the year ended February 28, 2014, the Company capitalized $3,486 of website development costs.  The Company had a total recorded cost of $366,166 at February 28, 2014 and determined that $351,457 of these costs pertain to a component that was ready for its intended use and had an estimated useful life of three years.  During the year ended February 28, 2014, the Company recorded $87,552 of website development amortization expense pertaining to these components to cost of revenues in the Company’s consolidated statement of operations.  At February 28, 2014, the Company determined that a full impairment charge of $58,625 was necessary for the net carrying amount of its intangible assets - website development costs.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Note 5. Deferred Officer Compensation

Richard Pomije, the former CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the year ended February 28, 2015, the Company recorded $150,000 of deferred officer compensation and made payments of $30,900 to Richard Pomije.  During the year ended February 28, 2014, the Company recorded $242,883 of deferred officer compensation and made payments of $62,000 to Richard Pomije.  On October 18, 2013, Richard Pomije elected to forego $100,000 of the deferred compensation due him and the Company treated it as a capital contribution which resulted in an increase to additional paid-in capital and a corresponding decrease to deferred officer compensation of $100,000. The total balance recorded as deferred officer compensation at February 28, 2015 and 2014 was $352,292 and $233,192, respectively.

Note 6. Stockholders’ Equity

Fiscal 2015 Stock Transactions

During the three months ended February 28, 2015, the Company entered into stock purchase agreements and issued 260,000 restricted common shares at $0.25 per share, for total cash proceeds of $65,000. The restricted common shares were valued based at the market price on the grant date. The Company also entered into stock purchase agreements at $0.25 per share for total cash proceeds of $9,000 for which the 36,000 restricted common shares were not issued as of February 28, 2015. The $9,000 is included in the stock payable balance of $11,500 as of February 28, 2015 and will be shown as issued stock when the shares are issued in the first quarter of fiscal 2016.

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

On May 6, 2014, the Company entered into a stock purchase agreement and issued 5,000 restricted common shares at $0.50 per share, for total cash proceeds of $2,500. The restricted common shares were valued based at the market price on the grant date.  The stockholder purchased 10,000 shares for $5,000

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

but the transfer agent only issued 5,000 shares (in February 2015).  The other $2,500 received on May 6, 2014 is recorded as stock payable as of February 28, 2015 until the remaining shares are issued in the first quarter of fiscal 2016.

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000. The restricted common shares were valued based at the market price on the grant date.

Fiscal 2014 Stock Transactions

On August 15, 2013, the Company issued 21,676 restricted common shares at $0.63 per share, valued at $13,655, to four directors and the Company’s contract CFO for payment of directors’ fees, executive compensation and consulting fees.  The restricted common shares were valued based at the market price on the grant date.

On November 15, 2013, the Company issued 8,823 restricted common shares at $0.51 per share, valued at $4,500, to three directors for payment of directors’ fees.  The restricted common shares were valued based at the market price on the grant date.

On February 5, 2014, the Company issued 294,669 restricted common shares at $0.40 per share, valued at $117,868 per a Debt Assumption Agreement whereby a shareholder of the Company assumed certain related party liabilities of the Company.  The restricted common shares were valued based at the market price on the grant date.  As the fair value of the liabilities was $88,401 and the fair value of the shares granted was $117,868, a loss on conversion of $29,467 was recognized in conjunction with the issuance of shares for payables.

On February 6, 2014, the Company issued 342,855 restricted common shares at $0.46 per share, valued at $157,713 per a Debt Assumption Agreement whereby a shareholder of the Company assumed certain related party liabilities of the Company.  The restricted common shares were valued based at the market price on the grant date.  As the fair value of the liabilities was $102,917 and the fair value of the shares granted was $157,713, a loss on conversion of $54,796 was recognized in conjunction with the issuance of shares for liabilities.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Additional Paid-In Capital

During October 2013, an officer who is also a related party, forfeited $100,000 of deferred officer compensation thereby reducing deferred officer compensation and increasing additional paid-in capital by this amount which was treated as capital contributions for the Company.

Stock Warrants

As of February 28, 2015, the Company had 1,075,000 warrants outstanding with an average exercise price of $0.15.  The warrants expire five-ten years from their date of issue and have a weighted average remaining exercise period as of February 28, 2015 of 8.00 years.

On December 1, 2014, Jeffrey Mills, a Director, was issued 300,000 warrants as compensation to purchase shares of the Company stock at the closing price as of December 1, 2014 of $0.10 per share.  The warrants vested immediately and are exercisable until December 1, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 152% and a call option value of $0.09 was $27,395.

On December 1, 2014, one consultant was issued 300,000 warrants as compensation to purchase shares of the Company stock at the closing price as of December 1, 2014 of $0.10 per share.  The warrants vested immediately and are exercisable until December 1, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 152% and a call option value of $0.09 was $27,395.

On December 1, 2014, one consultant was issued 100,000 warrants as compensation to purchase shares of the Company stock at the closing price as of December 1, 2014 of $0.10 per share.  The warrants vested immediately and are exercisable until December 1, 2019. The total estimated value using the Black-Scholes Model, based on a volatility rate of 152% and a call option value of $0.08 was $7,705.

On February 3, 2014, Jeffrey Mills, a Director, was issued 300,000 warrants as compensation to purchase shares of the Company stock at the closing price as of February 3, 2014 of $0.54 per share.  The warrants vest in one year following the grant date and are exercisable until February 3, 2024. The total estimated value using the Black-Scholes Model, based on a volatility rate of 164% and a call option value of $0.52 was $154,639.

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	December 1,	February 3,
	2014	2014
Weighted-average volatility	152%	164%
Expected dividends	None	None
Expected term (in years)	5.00-10.00	10.00
Weighted-average risk-free interest rate	1.52%	1.50%
Weighted-average fair value of options granted	$0.09	$0.52

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

The following table summarizes information about stock warrants outstanding as of February 28, 2015:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	700,000	8.75	$0.10	700,000	$0.10
$0.54	300,000	9.00	$0.54	300,000	$0.54
$0.75	75,000	4.00	$0.75	75,000	$0.75
$0.10 - $0.75	1,075,000	8.67	$0.27	1,075,000	$0.27

On April 1, 2013, the Company issued 75,000 stock purchase warrants to a stockholder of the Company to purchase 75,000 shares of the Company’s stock for $0.75 per share for a term of one year.  The warrants were issued in lieu of interest on an unsecured promissory note for a working capital loan of $150,000.  The total fair value of the warrants granted by the Company on April 1, 2013 was $20,251, which was recorded as a loan discount and was amortized to interest expense over the term of the loan.  During the year ended February 28, 2014, the Company amortized the $20,251 discount to interest expense and at February 28, 2014 the discount had a remaining balance of $0.  The 75,000 warrants expired on April 1, 2014.

On February 18, 2014, the Company issued an additional 75,000 stock purchase warrants to the above noted stockholder to purchase 75,000 shares of the Company’s stock for $0.75 per share for a term of five years.  The total fair value of the warrants granted by the Company on February 18, 2014 was $25,096, which was recorded as interest expense during the year ended February 28, 2014.

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	April 1,	February 18,
	2013	2014
Weighted-average volatility	137%	152%
Expected dividends	None	None
Expected term (in years)	1.00	5.00
Weighted-average risk-free interest rate	0.14%	1.50%
Weighted-average fair value of options granted	$0.27	$0.33

On June 30, 2013, the Company failed to make its $150,000 payment due on its unsecured promissory note with a stockholder of the Company.  Per the terms of the agreement, if the Company was in default for more than five days, it was required to issue an additional 10,000 warrants to the stockholder as a late payment fee.  On July 5, 2013, the Company issued 10,000 stock purchase warrants to the stockholder allowing for the purchase of 10,000 shares of the Company's stock at $0.75 per share for a term of one

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

year.  The agreement further required the Company to issue an additional 5,000 warrants to the stockholder each month that the note was in default, up to a maximum of 75,000 total additional warrants.

The following table recaps the additional warrants issued to the stockholder as late payment penalties:

Date	Warrants Issued	FMV
July 5, 2013	10,000	$ 2,696
August 5, 2013	5,000	$ 1,714
September 5, 2013	5,000	$ 1,508
October 5,2013	5,000	$ 1,555
November 5, 2013	5,000	$ 1,689
December 5, 2013	5,000	$ 818
January 5, 2014	5,000	$ 1,095
February 5, 2014	5,000	$ 843
Total	45,000	$ 11,918

During the year ended February 28, 2014, the Company charged $11,918 to interest expense relating to late payment penalties on its unsecured promissory note with a stockholder of the Company.  The 45,000 warrants shown in the table above all expired at various dates during the year ended February 28, 2015.

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

The total fair value of the warrants granted by the Company on July 16, 2013 was $33,310, which was recorded as stock-based compensation as the warrants vested immediately.  On October 29, 2013, the Company terminated its relationship with the consultant and the warrants were forfeited on November 29, 2013.

On January 10, 2014, the Company issued 300,000 stock purchase warrants to four consultants of the Company to purchase 300,000 shares of the Company’s stock for $0.50 per share.  The warrants were scheduled to vest over the next four years and had a term of ten years.  The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

January 10,
2014
Weighted-average volatility	163%
Expected dividends	None
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.88%
Weighted-average fair value of options granted	$0.50

The total fair value of the warrants granted by the Company on January 10, 2014 was $148,711 and was recorded as stock-based compensation in the fiscal year ended February 28, 2014.  On April 21, 2014, the Company canceled the 300,000 stock purchase warrants issued on January 10, 2014.    The Company recorded stock-based compensation expense of $62,494 and $360,615 for all outstanding stock warrants for the years ended February 28, 2015 and 2014, respectively.  This expense is included in selling, general and administrative expense.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 28, 2015, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to officers and employees of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the date of grant.  The terms of the options range from five to ten years from the date of grant.

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

For stock options granted during the years ended February 28, 2015 and 2014, the Company utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	February 28,	February 28,
	2015	2014
Weighted-average volatility	135%	347%
Expected dividends	None	None
Expected term (in years)	5.75	5.75
Weighted-average risk-free interest rate	2.68%	0.90%

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Weighted-average fair value of options granted	$0.10	$0.57

The Company recorded stock-based compensation expense of $127,752 and $343,033 for all outstanding options for the years ended February 28, 2015 and 2014, respectively.  This expense is included in selling, general and administrative expense. As of February 28, 2015, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the basic (loss) per common share for the years ended February 28, 2015 and 2014 by $(0.006) and $(0.018), respectively.  As of February 28, 2015, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company’s stock options as of February 28, 2015 and changes during the years ended February 28, 2015 and 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2013	4,410,000	$ 1.221	-	$ -
Granted	2,625,000	0.649	-	-
Canceled or expired	(3,075,000)	(1.042)	-	-
Outstanding - February 28, 2014	3,960,000	$ 0.958	-	$ -
Granted	525,000	0.119	-	-
Canceled or expired	(1,035,000)	(0.874)	-	-
Outstanding - February 28, 2015	3,450,000	$ 0.864	6.89	$ -
Exercisable at February 28, 2015	3,450,000	$ 0.888	6.89	$ -

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The following stock option grants were issued during the year ended February 28, 2015:

Grantee	Grant Date	Options Granted	Exercise Price	Option Term	Vesting Term
Employee	3/18/2014	25,000	$ 0.50	10 years	Immediate
Employee	12/1/2014	100,000	$ 0.10	10 years	Immediate
Richard A. Pomije (1)	12/1/2014	400,000	$ 0.10	10 years	Immediate

(1)

Richard A. Pomije was appointed Chief Executive Officer, President and Chief Financial Officer on September 17, 2014.  Mr. Pomije resigned as CEO and President on May 17, 2015 and as CFO and Chairman of the Board on June 1, 2015 but continues to be an employee of the Company.  At the time of his resignation, 400,000 options had vested and the Company recognized $36,120 of compensation expense.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

The following stock option grants were issued during the year ended February 28, 2014:

Grantee	Grant Date	Options Granted	Exercise Price	Option Term	Vesting Term
David R. Pomije (2)	4/16/2013	2,000,000	$ 0.70	10 years	3 years
Paul R. Gramstad (3)	2/3/2014	125,000	$ 0.54	10 years	1 years
Linda Thrasher (4)	2/3/2014	300,000	$ 0.54	10 years	2 years
Linda Thrasher (5)	2/3/2014	200,000	$ 0.54	10 years	TBD

(2)

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

(3)

Paul R. Gramstad, the contract Chief Financial Officer, was issued 125,000 options as compensation. The options were scheduled to vest as follows: 75,000 on February 3, 2014, and 50,000 on February 3, 2015. Mr. Gramstad resigned as CFO on September 17, 2014 and all of his options expired 30 days later.

(4)

Linda Thrasher was appointed Chief Executive Officer and a Director on March 10, 2014, and was issued 300,000 options as compensation.  The options were scheduled to vest as follows: 100,000 on February 3, 2014, 100,000 on February 3, 2015 and 100,000 on February 3, 2016.  Ms. Thrasher resigned as CEO and a Director on September 17, 2014 and all of her options expired 30 days later.

(5)

Linda Thrasher was appointed Chief Executive Officer and a Director on March 10, 2014, and was issued 200,000 options as compensation.  The vesting of these options was contingent upon the Company moving to the AMEX, NASDAQ or NYSE exchange.  If the contingency was met, the options were scheduled to vest as follows: 100,000 one year after the Company was listed on a new exchange and 100,000 two years after the Company was listed on a new exchange.  As the vesting was uncertain for these 200,000 options, no stock compensation expense was recognized as of February 28, 2014. Ms. Thrasher resigned as CEO and a Director on September 17, 2014 and all of her options expired 30 days later.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

The following table summarizes information about stock options outstanding as of February 28, 2015:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	500,000	9.75	$0.10	500,000	$0.10
$0.50	25,000	9.08	$0.50	25,000	$0.50
$1.00	2,825,000	6.58	$1.00	2,825,000	$1.00
$1.75	100,000	0.75	$1.75	100,000	$1.75
$0.10 - $1.75	3,450,000	7.48	$0.74	3,450,000	$0.74

Note 8. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three-year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013, and $2,850 for the period of December 16, 2013 to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Effective September 1, 2014, the existing lease was terminated and the two parties agreed to a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $23,400 and $33,200 for the years ended February 28, 2015 and 2014. At February 28, 2015 and 2014, the Company owed Mr. Mills $24,065 and $0, respectively, pertaining to the lease.

On February 6, 2014, the Company entered into a Debt Assumption Agreement with a shareholder of the Company whereby the shareholder assumed $35,950 of outstanding rent owed to Mr. Mills at the time of the agreement in exchange for 78,152 shares of restricted common stock valued at $0.46 based on the fair value on the date of the agreement.

Accounts Payable - Related Parties

The Company had accounts payable balances due to related parties of $61,282 at February 28, 2015, which consisted of $37,217 due to Richard Pomije and $24,065 due to Jeffrey Mills.  The balance at February 28, 2014 was $28,562 which consisted of $11,582 due to Richard Pomije and $16,980 due to Paul Gramstad.

On October 22, 2014, the Company issued 106,800 restricted common shares at $0.25 per share to the Company’s former contract Chief Financial Officer as settlement for the outstanding balance of his related party accounts payable balance of $26,700 related to past consulting fees. Even though the fair

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

value of the liability was $26,700, and the fair value of the shares granted as of October 9, 2014, the date of the oral agreement, was $16,020 (based on market value of $0.15 per share), the balance of $10,680 was recognized in additional paid-in capital due to the related party status.

Deferred Officer Compensation

Richard Pomije, the former CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future.  During the year ended February 28, 2015, the Company recorded $150,000 of deferred officer compensation and made payments of $30,900 to Richard Pomije.  During the year ended February 28, 2014, the Company recorded $242,883 of deferred officer compensation and made payments of $62,000 to Richard Pomije.  On October 18, 2013, Richard Pomije elected to forego $100,000 of the deferred compensation due him and the Company treated it as a capital contribution which resulted in an increase to additional paid-in capital and a corresponding decrease to deferred officer compensation of $100,000.  The total balance recorded as deferred officer compensation at February 28, 2015 and 2014 was $352,292 and $233,192, respectively.

Notes Payable – Related Parties

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije, former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%.  On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. Accrued interest of $2,945 related to the $75,000 note payable is included in accounts payable as of February 28, 2015 and accrued interest of $99 related to the $10,000 note payable is included in accounts payable – related parties as of February 28, 2015.

On March 25, 2008, the Company signed an unsecured promissory note with Jeffrey Mills, a director and stockholder of the Company, for a working capital loan of $145,000, due on demand at an annual interest rate of 6.5%.  In August 2010, the annual interest rate was increased to 7.5%.  The outstanding balance of the loan at February 28, 2014 was $0.  For the fiscal year ended February 28, 2014, the Company made principal payments of $1,833, and received additional advances of $0.  On February 6, 2014, the Company entered into a Debt Assumption Agreement with a shareholder of the Company whereby the shareholder assumed the $47,106 balance of the note payable in exchange for 102,406 shares of restricted common stock valued at $0.46.  Interest expense incurred on this loan for the fiscal year ended February 28, 2014 was $3,662.  Accrued interest at February 28, 2014 was $0.

Common Stock Subscriptions Receivable

The Company has stock subscriptions receivable due from a stockholder as of February 28, 2015 and 2014 of $625,482 and $641,395, respectively. See Note 11 for additional information.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

Note 9. Income Taxes

The Company accounts for income taxes under standards issued by the FASB. Under those standards, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $8,752,466 as of February 28, 2015 that will be offset against future taxable income.  The available net operating loss carry forwards of approximately $8,752,466 will expire in various years through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at February 28, 2015 and 2014:

	2015	2014
Net tax loss carry-forwards	$8,752,466	$8,267,000
Statutory rate	34%	34%
Expected tax recovery	2,975,838	2,810,780
Change in valuation allowance	(2,975,838)	(2,810,780)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$2,975,838	$2,810,780
Less: valuation allowance	(2,975,838)	(2,810,780)
Net deferred tax asset	$-	$-

Note 10. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of February 28, 2015, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of February 28, 2015, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of February 28, 2015, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 11. Common Stock Subscriptions Receivable

As of February 28, 2015, the Company has the following stock subscription agreements outstanding all of which are due from a related party:

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

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

The outstanding balance owed on the revised 2007 subscription agreements at February 28, 2015, is $325,482.

2010 Agreement

Material terms of the subscription agreement received by the Company on June 22, 2010, for 400,000 restricted common shares at $0.75 per share (total value of $300,000) are as follows:

•

Payment is due in full in 60 months.

•

At 24 months, the Company can demand at its option, monthly 1/36 payments on the subscription agreement.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2015 and 2014

•

The Company has the option to charge simple annual interest of up to 4%.

•

The Company will provide downside protection of up to 30% of the stock price upon conversion.

The outstanding balance owed on the 2010 subscription agreement at February 28, 2015 is $300,000.

Summary

As of February 28, 2015, the Company had stock subscriptions receivable of $625,482 and for the year ended February 28, 2015, the Company received stock subscription payments of $15,913.

The following tables summarize information about the stock subscriptions receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	$ 625,482

Summary of outstanding subscriptions:
2007 subscriptions	$ 325,482
2010 subscription	300,000
$ 625,482

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

Years Ended February 28, 2015 and 2014

outstanding. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended February 28, 2015 and 2014:

Years ended
	February 28, 2015	February 28, 2014
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (678,035)	$ (2,717,256)
Weighted average number of common shares outstanding	30,631,079	29,220,009
Basic net loss per share	$ (0.02)	$ (0.09)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (678,035)	$ (2,717,256)
Weighted average number of common shares outstanding	30,631,075	29,220,009
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	30,631,075	29,220,009

Diluted net loss per share	$ (0.02)	$ (0.09)

(1)

At February 28, 2015 and 2014, there were outstanding stock options equivalent to 3,450,000 and 3,960,000 common shares, respectively.  The stock options are anti-dilutive at February 28, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At February 28, 2015 and 2014, there were outstanding warrants equivalent to 1,075,000 and 795,000 common shares, respectively.   The warrants are anti-dilutive at February 28, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

Note 13. Subsequent Events

From March 1, 2015 to June 12, 2015, the Company did not receive any cash proceeds from its stock subscriptions receivable but the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.  In addition, 41,000 restricted common shares were issued during this period related to the $11,500 of proceeds received and recorded as stock payable as of February 28, 2015 as the shares had not yet been issued as of February 28, 2015.

There were no additional significant subsequent events through June 12, 2015, the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2015 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 28, 2015, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2015.   Management identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 28, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•

All new stock option grants will be documented in the board minutes including grantee, date of grant and number of options granted.

With the implementation of these corrective actions, we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2016; however such procedures will not be tested until our first quarter close.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Darvin R. Habben (1)	64	Chairman
Robert W. Monster (2)	47	Chief Executive Officer and Director
Jeffrey L. Mills	53	Director
James B. Parsons	61	Director

      (1)  Mr. Habben’s appointment is effective June 1, 2015, succeeding Richard A. Pomije, outgoing Chairman and CEO.

      (2)  Mr. Monster was appointed to the Board on May 11, 2015, and was appointed CEO effective May 18, 2015.

DARVIN R. HABBEN.  On May 12, 2015, Mr. Habben was appointed Chairman of the Board, effective June 1, 2015.  Mr. Habben is Founder, Chairman and Chief Executive Officer of Crossroads Trailer Sales and Service, Inc. in Albert Lea, MN.  Mr. Habben is Owner and CEO of Agilis, a national donations processing and fulfillment company serving non-profit companies.

ROBERT W. MONSTER.  On May 11, 2015, Mr. Monster was appointed to the Board and appointed as CEO effective May 18, 2015.  Mr. Monster is Founder, Chairman and CEO of Epik and Managing Director of Monster Venture Partners LLC.  Mr. Monster was the Founder of GMI (Global Market Insite, Inc.). Prior to founding GMI, Mr. Monster was a global product development manager with Procter & Gamble.  Mr. Monster has both a BS and an MBA from Cornell University.

JEFFREY L. MILLS has served as a director since December 23, 2003. Mr. Mills worked for Xerox Corporation for 27 years in various management and operational roles and is currently consulting in the digital marketplace.  Additionally, Mr. Mills has held a variety of leadership roles across various private equity companies, including President and Director level positions.  He also currently serves as a director for one private company. Mr. Mills is a graduate of the University of Northern Iowa.

JAMES B. PARSONS.  On May 22, 2015, Mr. Parsons was appointed to the Board. Mr. Parsons is Managing Partner of Parsons/Burnett/Bjordahl/Hume, LLP, a law firm with offices in Bellevue and Spokane, Washington.  He has been in practice for 35 years, emphasizing securities, both public and private, and general corporate law.  Mr. Parsons is a member of the Washington State Bar Association Securities Law Committee of the Business Law Section, and past Chair of the Northwest Securities Law Institute.  He served as past President and member of the Board of Eastside Legal Assistance Program, serving the legal needs of low income citizens.  He is a graduate of the University of Puget Sound and Lewis and Clark Law School, where he served on the Moot Court Board.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2015 and 2014 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.  There were no other compensated officers in fiscal 2015.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Contract Fees	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Richard A. Pomije, Former CEO (Principal Executive Officer), CFO President (Principal Financial Officer) &	2015	$ 150,000(6)	$ -	$36,120	$ 6,851	$ 192,971
Chairman (5)	2014	287,114(6)	-	-	36,608	323,722

David R. Pomije, Former CEO & President (Principal Executive Officer) &	2015	-	-	-	-	-
Director (7)	2014	5,000	-	292,500	1,500	299,000

Paul R. Gramstad, Former CFO (Principal Financial	2015	-	9,720	-	-	9,720
Officer) (8)	2014	-	9,576	63,235	-	72,811

(1)

The amounts shown are the aggregate grant date fair values of these awards computed in accordance with FASB guidance now codified as ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)). The assumptions and methodologies used to calculate these amounts are discussed in Note 7 in the Notes to Financial Statements contained elsewhere in this Annual Report.

(2)	Automobile expenses - Richard A. Pomije: FY2015 $4,902 FY2014 $2,779
(3)

Board member fees –Richard A. Pomije:

FY2015 $0

FY2014 $3,000 paid with issuance of restricted common stock

Board member fees –David Pomije:

FY2015 $0

FY2014 $1,500 paid with issuance of restricted common stock

(4)	Medical and dental insurance –Richard A. Pomije: FY2015 $1,949 FY2014 $30,829
(5)	Richard A. Pomije resigned as CEO and President on May 17, 2015 and as CFO and Chairman of the Board on June 1, 2015 but continues to be an employee of the Company.
(6)

Deferred compensation - Richard Pomije:

FY2015 $150,000

FY2014 $80,883

During FY2014 Richard Pomije elected to forego $100,000 of his deferred compensation.  Deferred compensation does not accrue interest and is due and payable as funds become available in the future.

(7)	David Pomije resigned as CEO, President and Director on October 29, 2013.
(8)

Paul R. Gramstad served as CFO on a contract basis for FY2014 and for FY2015 until he resigned on September 17, 2014.   Contract fees for FY2014 include $7,656 paid with the issuance of 12,152 shares of restricted common stock at $0.63 per share on August 15, 2013.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 28, 2015.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
Richard Pomije (1)	12/1/14	400,000	$0.10	$36,120	12/1/24
Jeffrey L. Mills	12/1/14	300,000	$0.10	$27,090	12/1/24

(1)

Richard Pomije resigned as CEO and President on May 17, 2015 and as CFO and Chairman of the Board on June 1, 2015 but continues to be an employee of the Company.  At the time of his resignation, 400,000 options had vested and the Company recognized $36,120 of compensation expense.

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2015.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Richard A. Pomije (former officer & director) (1)	2,750,000	-	$1.00	10/10/2021
Richard A. Pomije (former officer & director)	400,000	-	$0.10	12/1/2024
Jeffrey L. Mills (director)	75,000	-	$1.00	10/10/2021
Jeffrey L. Mills (director)	100,000	-	$1.75	12/2/2015
Jeffrey L. Mills (director)	300,000	-	$0.54	2/3/2024
Jeffrey L. Mills (director)	300,000	-	$0.10	12/1/2024

(1)

Richard Pomije resigned as CEO and President on May 17, 2015 and as CFO and Chairman of the Board on June 1, 2015 but continues to be an employee of the Company.  On June, 1, 2015, Mr. Pomije surrendered the 2,750,000 options with a $1.00 exercise price.

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company has the option to pay directors’ fees with the issuance of restricted common stock. On August 31, 2012, the Company indefinitely suspended payment of directors’ fees.  For the fiscal year ended February 28, 2014, the Company reinstated the payment of directors’ fees for the three month periods ended August 31, 2013 and November 30, 2013.  The Company again indefinitely suspended payment of directors’ fees for the fiscal year ended February 28, 2015.  During the fiscal year ended February 28, 2014, the Company issued the following restricted common stock valued at $10,500 for the payment of directors’ fees:

On August 15, 2013, the Company issued 9,524 restricted common shares at $0.63 per share, valued at $6,000, to four directors of the Company for payment of directors’ fees.  The restricted common shares were valued based on the market price at time of issue.

On November 15, 2013, the Company issued 8,823 restricted common shares at $0.51 per share, valued at $4,500, to three directors of the Company for payment of directors’ fees. The restricted common shares were valued based on the market price at time of issue.

Directors’ fees paid to Richard A. Pomije and David Pomije for the year ended February 28, 2014, are reported as other annual compensation in the above Summary Compensation Table.  There were no directors’ fees paid for the year ended February 28, 2014.  The following table summarizes directors’ fees paid to other directors for the year ended February 28, 2014:

Director Compensation Table

Name	Stock Awards	Option Awards	Total
Jeffrey L. Mills	$ 3,000	$ 151,764	$ 154,764

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2015 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock; (ii) all directors and executive officers; and (iii) all directors and executive officers as a group.  The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934.  As of May 31, 2015, we had 33,646,422 issued and outstanding shares of common stock.

Name of Beneficial Owner	Number of shares	Percentage of Outstanding Shares
Directors and Officers:
Richard A. Pomije,	21,506,213(1)	55.09%(1)
Jeffrey L. Mills	1,374,9502)	3.98%(2)
Darvin R. Habben	1,552,000	4.61%
Robert W. Monster	0	0.00%
All directors and executive officers as a group	22,881,163	62.07%

5% Stockholders:
None

(1)

Includes the right to acquire 400,000 shares through the exercise of stock options within 60 days of May 31, 2015.  On June, 1, 2015, Mr. Pomije surrendered the 2,750,000 options with a $1.00 exercise price.

(2)

Includes the right to acquire 885,000 shares through the exercise of stock options within 60 days of May 31, 2015.

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

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

M&K CPAS, PLLC ("M&K") served as the Company’s independent registered public accounting firm during the fiscal year ended February 28, 2015 and 2014.  The aggregate fees billed by M&K for professional services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended February 28, 2015 and 2014 were $26,500 and $26,000, respectively.  There were no aggregate fees billed by M&K for other audit related services or tax services for the fiscal years ended February 28, 2015 or 2014.

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2014 and 2013

(b)

Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Lease agreement with Jeffrey Mills
10.3	Stock Subscription Agreements
10.4	Employment Agreement dated as of May 22, 2015 between the Company and Robert W. Monster.
22.1	List of wholly-owned subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350
101.INS(2)	XBRL Instance
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

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

DigitalTown, Inc.

Dated: June 12, 2015	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 12, 2015	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: June 12, 2015	By: /s/ Darvin R. Habben
Darvin R. Habben
Chairman

Dated: June 12, 2015	By: /s/ Jeffrey L. Mills
Jeffrey L. Mills, Director

Dated: June 12, 2015	By: /s/ James B. Parsons
James B. Parsons, Director