Form 10-K/A
period 2015-02-28
DigitalTown, Inc.
filed 2015-06-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

PURPOSE OF AMENDMENT

This amended annual report on a form 10K is being filed solely for the purpose of filing an exhibit that was omitted from the original filing.  The 10K was originally filed June 14, 2015, SEC file number 000-27225.  No other information contained in the 10K has been changed.

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