Form 10-Q
period 2015-05-31
DigitalTown, Inc.
filed 2015-07-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015

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

There were 33,646,422 shares of the registrant’s common stock outstanding as of July 10, 2015.

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-17

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	May 31,	February 28,
	2015	2015
	(unaudited)
Current assets:
Cash	$ 233,079	$ 14,660
Accounts receivable	383	447
Prepaid domain name renewal fees	146,650	59,629
Total current assets	380,112	74,736
Property and equipment, net	4,884	5,817
Total assets	$ 384,996	$ 80,553
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 75,682	$ 152,646
Accounts payable – related parties	1,720	61,282
Notes payable-related party	-	75,000
Accrued payroll	15,543	549
Deferred officer compensation	-	352,292
Total current liabilities	92,945	641,769
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 33,646,422 and 31,138,422 shares issued and outstanding at May 31, 2015 and February 28, 2015, respectively	336,464	311,384
Additional paid-in-capital	29,569,223	28,614,679
Stock payable	-	11,500
Subscriptions receivable	-	(625,482)
Accumulated deficit	(29,613,636)	(28,873,297)
Total stockholders’ equity (deficit)	292,051	(561,216)
Total liabilities and stockholders’ equity (deficit)	$ 384,996	$ 80,553

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues	$ 583	$ 200
Cost of revenues	39,534	45,623
Gross profit (loss)	(38,951)	(45,423)

Operating expenses:
Selling, general and administrative expenses	434,654	134,867
Loss from operations	(473,605)	(180,290)
Other income (expense)
Gain on settlement of accounts payable	26,899	-
Loss on conversion of deferred officer compensation into equity	(293,633)	-
Other income	-	53
Total other income (expense)	(266,734)	53

Loss before income taxes	(740,339)	(180,237)
Income tax provision	-	-
Net loss	$(740,339)	$(180,237)

Net loss per common share – basic and diluted	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding – basic and diluted	31,656,422	30,432,644

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (740,339)	$ (180,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	933	1,136
Gain on settlement of accounts payable	(26,899)	-
Loss on settlement of deferred officer compensation	293,633	-
Stock-based compensation expense	351,373	59,417
Changes in operating assets and liabilities:
Accounts receivable	64	-
Prepaid domain name renewal fees	(87,021)	(80,411)
Accounts payable	(50,064)	(1,977)
Accounts payable – related parties	(59,562)	35,640
Accrued payroll	14,994	477
Deferred officer compensation	(20,443)	37,500
Net cash used in operating activities	(323,331)	(128,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	15,000	75,000
Payments on notes payable - related party	(90,000)	-
Payments received on stockholder subscriptions receivable	-	5,000
Proceeds from issuance of common stock	616,750	5,000
Net cash provided by financing activities	541,750	85,000

Net change in cash and cash equivalents	218,419	(43,455)
Cash and cash equivalents, beginning of period	14,660	50,589
Cash and cash equivalents, end of period	$ 233,079	$ 7,134

Non-Cash Transactions:
Issuance of common stock for stock payable	$ 11,500	$ -
Settlement of deferred officer accrued compensation with stock receivable	$ 331,849	$ -

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2015.

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business and Going Concern

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names.  On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize their domain names.  The Company’s headquarters are located at 11974 Portland Avenue, Burnsville, MN 55337, and its telephone and facsimile numbers are (952) 890-2362 and (952) 890-7451, respectively.  The Company's Internet address is www.digitaltown.com.  The Company’s common stock is traded in the over-the-counter market under the ticker DGTW.

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

At May 31, 2015, the Company had an accumulated deficit of $29,613,636.  Subsequent to May 31, 2015, the Company has not received any proceeds from the sale of its common stock. The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2016.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

Principles of Consolidation

The Company files consolidated financial statements that include its wholly-owned subsidiaries Tiger Media and The School Network, Inc.  All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated statement of cash flows have been reclassified to conform to the current period presentation. Proceeds from related party notes payable received in the prior period have been reclassified from the prior period classification.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of May 31, 2015.

Prepaid Domain Names

The annual domain name renewal fees are currently being amortized over one year.

The increase in prepaid domain name renewal fees as of May 31, 2015 compared to February 28, 2015 is due to the large number of domain name renewals that come due during the quarter ended May 31 as compared to the other quarters of the year.

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2015 or February 28, 2015.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Note 3. Deferred Officer Compensation

Richard Pomije, the former CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended May 31, 2015, the Company recorded $25,807 of deferred officer compensation and made payments of $46,250 to Richard Pomije. The total balance recorded as deferred officer compensation at May 31, 2015 and February 28, 2015, was $0 and $352,292, respectively. On May 11, 2015, Mr. Pomije agreed to accept the stock subscriptions receivable in lieu of his deferred officer accrued compensation. The total balance recorded as deferred officer compensation at May 11, 2015 (date of agreement), was $331,849. As a result of the difference between the amount recorded for stock subscriptions receivable and deferred officer compensation, the Company recorded a loss on conversion of deferred officer compensation into equity of $293,633 in May 2015. See Notes 8 and 11 for further information.

Note 4. Stockholders’ Equity

Stock Transactions

During the three months ended May 31, 2015, the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.  The restricted common shares were valued based at the market price on the grant date. In addition, 41,000 restricted common shares were issued during this period related to the $11,500 of proceeds received and recorded as stock payable as of February 28, 2015 as the shares had not yet been issued as of February 28, 2015.  See the following two paragraphs for further information related to the $11,500 stock payable balance as of February 28, 2015.

During the three months ended February 28, 2015, the Company entered into stock purchase agreements at $0.25 per share for total cash proceeds of $9,000 for which the 36,000 restricted common shares were not issued as of February 28, 2015. The $9,000 was included in the stock payable balance of $11,500 as of February 28, 2015 and was shown as issued stock when the shares were issued during the first quarter of fiscal 2016 ended May 31, 2015.

On May 6, 2014, the Company entered into a stock purchase agreement and issued 5,000 restricted common shares at $0.50 per share, for total cash proceeds of $2,500. The restricted common shares were valued based at the market price on the grant date.  The stockholder purchased 10,000 shares for $5,000 but the transfer agent only issued 5,000 shares (in February 2015).  The other $2,500 received on May 6, 2014 was recorded as stock payable as of February 28, 2015 and was shown as issued stock when the shares were issued during the first quarter of fiscal 2016 ended May 31, 2015.

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000. The restricted common shares were valued based at the market price on the grant date.

Stock Warrants

As of May 31, 2015, the Company had 2,225,000 warrants outstanding with an average exercise price of $0.25.  The warrants expire five-ten years from their date of issue and have a weighted average remaining exercise period as of May 31, 2015 of 9.18 years.

On April 3, 2015, one consultant was issued 300,000 warrants as compensation to purchase shares of the Company stock at the closing price as of April 2, 2015 of $0.15 per share.  The warrants vested immediately and are exercisable until April 3, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 122% and a call option value of $0.14 was $42,808.

On May 5, 2015, Jeffrey Mills, a Director, was issued 200,000 warrants as compensation to purchase shares of the Company stock at the closing price as of May 4, 2015 of $0.25 per share.  The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $47,817.

On May 5, 2015, one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at the closing price as of May 4, 2015 of $0.25 per share.  The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $47,817.

On May 5, 2015, one consultant was issued 50,000 warrants as compensation to purchase shares of the Company stock at the closing price as of May 4, 2015 of $0.25 per share.  The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $11,954.

On May 5, 2015, Darvin Habben, Chairman of the Board, was issued 400,000 warrants as compensation to purchase shares of the Company stock at the closing price as of May 4, 2015 of $0.25 per share.  The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $95,634.

On April 21, 2014, the Company canceled 300,000 stock purchase warrants issued to four consultants on January 10, 2014.

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	April 3,	May 5,
	2015	2015
Weighted-average volatility	122%	125%
Expected dividends	None	None
Expected term (in years)	10.00	10.00
Weighted-average risk-free interest rate	1.92%	2.19%
Weighted-average fair value of warrants granted	$0.14	$0.24

The Company recorded stock-based compensation expense of $246,030 and $0 for all outstanding stock warrants for the three months ended May 31, 2015 and 2014, respectively.  This expense is included in selling, general and administrative expense.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2015, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to officers and employees of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the date of grant.  The terms of the options range from five to ten years from the date of grant.

For the three months ended May 31, 2015, the Company granted 500,000 options to three employees with a term of 10 years and the options vested on the grant date of May 5, 2015. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the option’s expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the three months ended May 31, 2015, the Company utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

May 5,
2015
Weighted-average volatility	125%
Expected dividends	None
Expected term (in years)	5.00
Weighted-average risk-free interest rate	1.54%
Weighted-average fair value of options granted	$0.21

The total fair value of the stock options granted by the Company for the three months ended May 31, 2015 was $105,343.

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

For stock options granted during the three months ended May 31, 2014, the Company utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 18,
2014
Weighted-average volatility	155%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.4113

The total fair value of the stock options granted by the Company for the three months ended May 31, 2014 was $9,857.

Total stock compensation expense for all option grants was $105,343 and $59,417 for the three months ended May 31, 2015 and 2014, respectively. This expense is included in selling, general and administrative expense. As of May 31, 2015, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended May 31, 2015 and 2014 basic earnings per common share by $(0.003) and $(0.002), respectively.  As of May 31, 2015, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2015	3,450,000	$ 0.864	-	-
Granted	500,000	0.250	-	-
Canceled or expired	(2,750,000)	1.000	-	-
Exercised	-	-	-	-
Outstanding – May 31, 2015	1,200,000	$ 0.365	8.71	-
Exercisable – May 31, 2015	1,200,000	$ 0.365	8.71	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

In May 2015, Richard Pomije resigned as CEO, President, CFO and Chairman of the Board but continues to be an employee of the Company. Due to his resignation, Mr. Pomije forfeited 2,750,000 options that were granted in October 2011.

Note 6. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three-year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013, and $2,850 for the period of December 16, 2013 to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Effective September 1, 2014, the existing lease was terminated and the two parties agreed to a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $3,150 and $8,550 for the three months ended May 31, 2015 and 2014, respectively. At May 31, 2015 and February 28, 2015, the Company owed Mr. Mills $0 and $24,065, respectively, pertaining to the lease.

Accounts Payable – Related Parties

The Company had accounts payable balances due to related parties of $1,720 at May 31, 2015, which consisted of $1,720 due to Richard Pomije.  The balance at February 28, 2015 was $61,282 which consisted of $37,217 due to Richard Pomije and $24,065 due to Jeffrey Mills.

Deferred Officer Compensation

The Company owes deferred officer compensation to Richard Pomije, the former CEO, CFO and Chairman of the Company as of May 31, 2015 and February 28, 2015 of $0 and $352,292, respectively. See Note 3 for additional information.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije, former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%.  On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%.  In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $3,657 and $2,945 related to the $75,000 note payable is included in accounts payable as of May 31, 2015 and February 28, 2015, respectively, and accrued interest of $266 and $99 related to the $10,000 and $15,000 notes payable is included in accounts payable – related parties as of May 31, 2015 and February 28, 2015, respectively.

Common Stock Subscriptions Receivable

The Company has stock subscriptions receivable due from a stockholder as of May 31, 2015 and February 28, 2015 of $0 and $625,482, respectively. See Notes 8 and 11 for additional information.

Note 7. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of May 31, 2015, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of May 31, 2015, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of May 31, 2015, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 8. Common Stock Subscriptions Receivable

Prior to May 11, 2015, the Company had the following stock subscription agreements outstanding all of which were due from a related party: (See Note 11 for further information).

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

The outstanding balance owed on the revised 2007 subscription agreements at May 31, 2015, is $0.

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

The outstanding balance owed on the 2010 subscription agreement at May 31, 2015 is $0.

Summary

For the three months ended May 31, 2015, the Company did not receive any stock subscription payments and as of May 31, 2015, the Company had related party stock subscriptions receivable aggregating $625,482 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscriptions receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	625,482
Cash collected	-
Settlement with former CEO (see Note 11)	(625,482)
Receivable balance at May 31, 2015	$ -

Summary of outstanding subscriptions:
2007 subscriptions	$ -
2010 subscription	-
Total	$ -

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three month periods ended May 31, 2015 and 2014:

	Three months ended
	May 31,
	2015	2014
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (740,339)	$ (180,237)
Weighted average number of common shares outstanding	31,656,422	30,432,644
Basic net loss per share	$ (0.02)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (740,339)	$ (180,237)
Weighted average number of common shares outstanding	31,656,422	30,432,644
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	31,656,422	30,432,644

Diluted net loss per share	$ (0.02)	$ (0.01)

(1)

At May 31, 2015 and 2014, there were outstanding stock options equivalent to 1,200,000 and 4,285,000 common shares, respectively.  The stock options are anti-dilutive at May 31, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At May 31, 2015 and 2014, there were outstanding warrants equivalent to 2,225,000 and 120,000 common shares, respectively.   The warrants are anti-dilutive at May 31, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

Note 10. Gain on Settlement of Accounts Payable

During the quarter ended May 31, 2015, the Company settled an accounts payable amount owed to a vendor with a balance of $44,899 as of February 28, 2015 for $18,000 resulting in a gain on settlement of accounts payable of $26,899.

Note 11. Loss on Conversion of Deferred Officer Compensation into Equity

On May 11, 2015, Richard Pomije, the former CEO, CFO and Chairman of the Company agreed to accept the stock subscriptions receivable in lieu of his deferred officer accrued compensation. As of May 11, 2015 (date of agreement), the balance recorded as deferred officer compensation was $331,849 and the balance recorded as stock subscriptions receivable was $625,482. The agreement resulted in a loss on conversion of deferred officer compensation of $293,633.

Note 12. Subsequent Events

There were no subsequent events through the date that the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2015, and its results of operations for the three months ended May 31, 2015 and 2014, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2015, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2015 AND 2014

During the three months ended May 31, 2015, the Company recorded revenues of $583 and cost of revenues of $39,534 for a negative gross profit of $(38,951) compared to revenues of $200 and cost of revenues of $45,623 for a negative gross profit of $(45,423), for the same period in 2014.  For the three months ended May 31, 2015, revenue mainly consisted of commissions generated from advertising on our websites of $58 and domain name lease revenue of $525.  For the comparable period, revenue consisted of commissions generated from advertising on our websites.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $39,524 for 2015 compared to $45,613 for 2014 and server/bandwidth expense of $10 for both 2015 and 2014.

Selling, general and administrative expenses for the current three months increased by $299,787 to $434,654 compared to a year ago.  Stock-based compensation expense, included in selling, general and administration expenses, was $351,373 for the three months ended May 31, 2015, compared to $59,417 for the three months ended May 31, 2014, an increase of $291,956, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $83,281 for the three months ended May 31, 2015, compared to $75,450 for the three months ended May 31, 2014.  The increase of $7,831 was primarily due to an increase in salary expense of $14,143 partially offset by a decrease in rent expense of $6,808.  The Company’s overall net loss for the current three months increased by $560,102 to $740,339.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2015

The Company’s cash position at May 31, 2015, was $233,079, an increase of $218,419 from $14,660 at February 28, 2015.  Net cash used in operating activities during the three months ended May 31, 2015 and 2014, was $323,331 and $128,455, respectively.  When comparing the two periods, the increase in cash used in operating activities of $194,876 is mainly due to a decrease in accounts payable and related parties’ accounts payable totaling $143,289 and by a decrease in deferred officer compensation of $57,943.

Net cash used in investing activities for the three months ended May 31, 2015 and 2014 was $0 for both periods.

Net cash provided by financing activities for the three months ended May 31, 2015 was $541,750 which consisted of proceeds from a related party note payable of $15,000, payments on related party notes payable of $90,000  and proceeds from the issuance of common stock of $616,750. For the comparable period ended May 31, 2014, the Company had net cash provided by financing activities of $85,000 which consisted of proceeds from a related party note payable of $75,000, payments received on stockholder subscriptions receivable of $5,000 and proceeds from the issuance of common stock of $5,000.

Monthly cash operating expenses for the three months ended May 31, 2015, were approximately $40,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $62,000 per month which includes the monthly cost for the renewal of the existing domain names of approximately $16,000. In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending May 31, 2016 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From June 1, 2015 to July 13, 2015, the Company did not receive any cash proceeds from the sale of its common stock.

Prior to May 11, 2015, the Company had the 2007 and 2010 stock subscription agreements outstanding.  See Notes 8 and 11 to the current period’s consolidated financial statements for further information.

For the three months ended May 31, 2015, the Company did not receive any stock subscription payments and prior to May 11, 2015, the Company had related party stock subscriptions receivable aggregating $625,482 for the 2007 and 2010 agreements which have since been settled against deferred officer compensation.

In summary, we believe our current cash reserves, future proceeds from the issuance of our common stock and proceeds from the sale and/or lease of current domain names should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to raise additional capital through the sale of our common stock or sell and/or lease additional domain names on acceptable terms, we would be forced to reduce operating expenses and/or cease operations altogether.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of May 31, 2015, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, as of May 31, 2015, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2015, that material weaknesses continue to exist in our internal control over financial reporting as of May 31, 2015, and as a result our disclosure controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of May 31, 2015, our Chief Executive Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

 (b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company’s internal controls over financial reporting to ensure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2015.  Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business.  The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A.  RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2015.  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2015, the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.  In addition, 41,000 restricted common shares were issued during this period related to the $11,500 of proceeds received and recorded as stock payable as of February 28, 2015 as the shares had not yet been issued as of February 28, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2015, has previously been reported.

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

DigitalTown, Inc.

Dated: July 13, 2015

_ /s/ Robert W. Monster____________________

Robert W. Monster

Chief Executive Officer

Principal Executive Officer

Principal Financial Officer