Form 10-Q
period 2015-08-31
DigitalTown, Inc.
filed 2015-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2015

|__|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.

(Name of registrant in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10655 NE 4th Street, Suite 801, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (425) 295-4564

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

There were 33,833,922 shares of the registrant’s common stock outstanding as of October 12, 2015.

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-16

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	August 31,	February 28,
	2015	2015
	(unaudited)
Current assets:
Cash	$ 6,794	$ 14,660
Accounts receivable	2,467	447
Prepaid domain name renewal fees	99,611	59,629
Total current assets	108,872	74,736
Property and equipment, net	3,999	5,817
Total assets	$ 112,871	$ 80,553
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 69,429	$ 152,646
Accounts payable – related parties	-	61,282
Notes payable-related party	-	75,000
Accrued payroll	10,996	549
Deferred officer compensation	-	352,292
Total current liabilities	80,425	641,769
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 33,646,422 and 31,138,422 shares issued and outstanding at August 31, 2015 and February 28, 2015, respectively	336,464	311,384
Additional paid-in-capital	29,569,223	28,614,679
Stock payable	-	11,500
Subscriptions receivable	-	(625,482)
Accumulated deficit	(29,873,241)	(28,873,297)
Total stockholders’ equity (deficit)	32,446	(561,216)
Total liabilities and stockholders’ equity (deficit)	$ 112,871	$ 80,553

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 2,403	$ 117	$ 2,986	$ 317

Cost of revenues	47,547	46,953	87,081	92,576

Gross profit (loss)	(45,144)	(46,836)	(84,095)	(92,259)

Operating expenses:
Selling, general and administrative expenses	215,580	120,372	650,234	255,238
Loss from operations	(260,724)	(167,208)	(734,329)	(347,497)
Other income (expense)
Gain on settlement of accounts payable	1,120	-	28,019	-
Interest expense	-	(4,356)	-	(4,356)
Loss on conversion of deferred officer compensation into equity	-	-	(293,633)	-
Other income	-	-	-	52
Total other income (expense)	1,120	(4,356)	(265,614)	(4,304)

Loss before income taxes	(259,604)	(171,564)	(999,943)	(351,801)
I Income tax provision	-	-	-	-
Net loss	$ (259,604)	$ (171,564)	$ (999,943)	$ (351,801)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.01)

Weighted average number of common shares outstanding - basic and diluted	33,642,422	30,449,802	32,651,422	30,441,223

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (999,943)	$ (351,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,818	2,216
Gain on settlement of accounts payable	(28,019)	-
Loss on settlement of deferred officer compensation	293,633	-
Imputed interest	-	4,356
Stock-based compensation expense	351,373	108,976
Changes in operating assets and liabilities:
Accounts receivable	(2,020)	-
Prepaid domain name renewal fees	(39,982)	(35,269)
Accounts payable	(55,198)	(14,762)
Accounts payable – related parties	(61,282)	52,098
Accrued payroll	10,447	(64)
Deferred officer compensation	(20,443)	72,000
Net cash used in operating activities	(549,616)	(162,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	15,000	75,000
Proceeds from related party payable	-	5,000
Payments on notes payable - related party	(90,000)	-
Payments received on stockholder subscriptions receivable	-	13,200
Proceeds from issuance of common stock	616,750	20,000
Net cash provided by financing activities	541,750	113,200

Net change in cash and cash equivalents	(7,866)	(49,050)
Cash and cash equivalents, beginning of period	14,660	50,589
Cash and cash equivalents, end of period	$ 6,794	$ 1,539

Non-Cash Transactions:
Issuance of common stock for stock payable	$ 11,500	$ -
Settlement of deferred officer accrued compensation with stock receivable	$ 331,849	$ -

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

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business and Going Concern

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names.  On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize their domain names.  The Company’s headquarters are located at 10655 NE 4th Street, Suite 801, Bellevue, WA 98004, and its telephone and facsimile numbers are (425) 295-4564 and (425) 651-2889, respectively.  The Company expects to complete the move of its headquarters from Burnsville, MN to Bellevue, WA during the third quarter of fiscal year 2016. The Company's Internet address is www.digitaltown.com.  The Company’s common stock is traded in the over-the-counter market under the ticker DGTW.

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

At August 31, 2015, the Company had an accumulated deficit of $29,873,241.  Subsequent to August 31, 2015, the Company entered into a stock purchase agreement and issued 187,500 restricted common shares at $0.20 per share, for total cash proceeds of $37,500. The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2016.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of August 31, 2015.

Prepaid Domain Names

The annual domain name renewal fees are currently being amortized over one year.

The increase in prepaid domain name renewal fees as of August 31, 2015 compared to February 28, 2015 is due to the large number of domain name renewals that come due during the quarter ended May 31 as compared to the other quarters of the year.

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

(unaudited)

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2015 or February 28, 2015.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 3. Deferred Officer Compensation

Richard Pomije, the former CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended May 31, 2015, the Company recorded $25,807 of deferred officer compensation and made payments of $46,250 to Richard

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Pomije. During the three months ended August 31, 2015, the Company did not record any deferred officer compensation and made no payments to Richard Pomije. The total balance recorded as deferred officer compensation at August 31, 2015 and February 28, 2015, was $0 and $352,292, respectively. On May 11, 2015, Mr. Pomije agreed to accept the stock subscriptions receivable in lieu of his deferred officer accrued compensation. The total balance recorded as deferred officer compensation at May 11, 2015 (date of agreement), was $331,849. As a result of the difference between the amount recorded for stock subscriptions receivable and deferred officer compensation, the Company recorded a loss on conversion of deferred officer compensation into equity of $293,633 in May 2015. See Notes 8 and 11 for further information.

Note 4. Stockholders’ Equity

Stock Transactions

On September 10, 2015, the Board of Directors authorized the sale of up to $750,000 in new common shares at a market-determined price.

During the three months ended May 31, 2015, the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.  The restricted common shares were valued based at the market price on the grant date. In addition, 41,000 restricted common shares were issued during this period related to the $11,500 of proceeds received and recorded as stock payable as of February 28, 2015 as the shares had not yet been issued as of February 28, 2015.  See the following paragraphs in this Stock Transactions section for further information related to the $11,500 stock payable balance as of February 28, 2015.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Warrants

As of August 31, 2015, the Company had 2,225,000 warrants outstanding with an average exercise price of $0.25.  The warrants expire five-ten years from their date of issue and have a weighted average remaining exercise period as of August 31, 2015 of 8.93 years.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company recorded stock-based compensation expense of $0 and $0 for all outstanding stock warrants for the three months ended August 31, 2015 and 2014, respectively, and $246,030 and $0 for the six months ended August 31, 2015 and 2014, respectively.  This expense is included in selling, general and administrative expense.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2015, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to officers and employees of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the date of grant.  The terms of the options range from five to ten years from the date of grant.

For the three months ended August 31, 2015, the Company did not grant any stock options or warrants.

For the six months ended August 31, 2015, the Company granted 500,000 options to three employees with a term of 10 years and the options vested on the grant date of May 5, 2015. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the option’s expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the six months ended August 31, 2015, the Company utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

May 5,
2015
Weighted-average volatility	125%
Expected dividends	None
Expected term (in years)	5.00
Weighted-average risk-free interest rate	1.54%
Weighted-average fair value of options granted	$0.21

The total fair value of the stock options granted by the Company for the six months ended August 31, 2015 was $105,343.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For stock options granted during the six months ended August 31, 2014, the Company utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

March 18,
2014
Weighted-average volatility	155%
Expected dividends	None
Expected term (in years)	5.75
Weighted-average risk-free interest rate	0.71%
Weighted-average fair value of options granted	$0.4113

The total fair value of the stock options granted by the Company for the six months ended August 31, 2014 was $9,857.

Total stock compensation expense for all option grants was $0 and $49,559 for the three months ended August 31, 2015 and 2014, respectively and $105,343 and $108,976 for the six months ended August 31, 2015 and 2014, respectively. This expense is included in selling, general and administrative expense. As of August 31, 2015, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted the three months ended August 31, 2015 and 2014 basic earnings per common share by $(0.000) and $(0.002), respectively, and the six months ended August 31, 2015 and 2014 basic earnings per common share by $(0.003) and $(0.004), respectively. As of August 31, 2015, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2015	3,450,000	$ 0.864	-	-
Granted	500,000	0.250	-	-
Canceled or expired	(2,750,000)	1.000	-	-
Exercised	-	-	-	-
Outstanding – August 31, 2015	1,200,000	$ 0.365	8.46	-
Exercisable – August 31, 2015	1,200,000	$ 0.365	8.46	-

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three-year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013, and $2,850 for the period of December 16, 2013 to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Effective September 1, 2014, the existing lease was terminated and the two parties agreed to a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $3,150 and $8,550 for the three months ended August 31, 2015 and 2014, respectively, and $6,300 and $17,100 for the six months ended August 31, 2015 and 2014, respectively. At August 31, 2015 and February 28, 2015, the Company owed Mr. Mills $0 and $24,065, respectively, pertaining to the lease.

The Company terminated the lease with Mr. Mills effective September 11, 2015.  No amount was owed to Mr. Mills.

Accounts Payable – Related Parties

The Company had accounts payable balances due to related parties of $0 at August 31, 2015.  The balance at February 28, 2015 was $61,282 which consisted of $37,217 due to Richard Pomije and $24,065 due to Jeffrey Mills.

Deferred Officer Compensation

The Company owed deferred officer compensation to Richard Pomije, the former CEO, CFO and Chairman of the Company as of August 31, 2015 and February 28, 2015 of $0 and $352,292, respectively. See Note 3 for additional information.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije, former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%.  On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%.  In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $0 and $2,945 related to the $75,000 note payable is included in accounts payable as of August 31, 2015 and February 28, 2015, respectively, and accrued interest

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of $0 and $99 related to the $10,000 and $15,000 notes payable is included in accounts payable – related parties as of August 31, 2015 and February 28, 2015, respectively. All accrued interest was paid as of August 31, 2015.

Common Stock Subscriptions Receivable

The Company has stock subscriptions receivable due from a stockholder as of August 31, 2015 and February 28, 2015 of $0 and $625,482, respectively. See Notes 8 and 11 for additional information.

Note 7. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of August 31, 2015, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of August 31, 2015, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of August 31, 2015, the Company has launched its network of more than 21,000 school websites. At the request of the NIAAA, the NIAAA will not participate in this rollout.

Note 8. Common Stock Subscriptions Receivable

Prior to May 11, 2015, the Company had the 2007 and 2011 stock subscription agreements outstanding all of which were due from a related party: (See Note 11 for further information).

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summary

For the three and six months ended August 31, 2015, the Company did not receive any stock subscription payments and as of August 31, 2015, the Company had related party stock subscriptions receivable aggregating $0 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscriptions receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	625,482
Cash collected	-
Settlement with former CEO (see Note 11)	(625,482)
Receivable balance at August 31, 2015	$ -

Summary of outstanding subscriptions:
2007 subscriptions	$ -
2010 subscription	-
Total	$ -

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and six-month periods ended August 31, 2015 and 2014:

	Three months ended
	August 31,
	2015	2014
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (259,604)	$ (171,564)
Weighted average number of common shares outstanding	33,642,422	30,449,802
Basic net loss per share	$ (0.01)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (259,604)	$ (171,564)
Weighted average number of common shares outstanding	33,642,422	30,449,802
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	33,642,422	30,449,802

Diluted net loss per share	$ (0.01)	$ (0.01)

	Six months ended
	August 31,
	2015	2014
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (999,943)	$ (351,801)
Weighted average number of common shares outstanding	32,651,422	30,441,223
Basic net loss per share	$ (0.03)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (999,943)	$ (351,801)
Weighted average number of common shares outstanding	32,651,422	30,441,223
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	32,651,422	30,441,223

Diluted net loss per share	$ (0.03)	$ (0.01)
(1)

At August 31, 2015 and 2014, there were outstanding stock options equivalent to 1,200,000 and 4,285,000 common shares, respectively.  The stock options are anti-dilutive at August 31, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2015 and 2014, there were outstanding warrants equivalent to 2,225,000 and 120,000 common shares, respectively.   The warrants are anti-dilutive at August 31, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Gain on Settlement of Accounts Payable

During the quarter ended May 31, 2015, the Company settled an accounts payable amount owed to a vendor with a balance of $44,899 as of February 28, 2015 for $18,000 resulting in a gain on settlement of accounts payable of $26,899. During the quarter ended August 31, 2015, the Company wrote off an accounts payable amount erroneously recorded in a prior year as owed to a vendor with a balance of $1,120 resulting in a gain on settlement of accounts payable of $1,120.

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

Note 12. Subsequent Events

On September 10, 2015, the Board of Directors approved resolutions authorized management (1) to close the Burnsville, MN office and release Burnsville-based personnel as part of a planned move to Seattle, WA, (2) to raise up to $750,000 through new equity issuance (3) to complete and launch DigitalTown 2.0, a universal platform for online community management, and (4) to accelerate leasing and/or sale of the non-core domain holdings, including the high school domain name portfolio.

On October 2, 2015, the Company entered into a stock purchase agreement and issued 187,500 restricted common shares at $0.20 per share, for total cash proceeds of $37,500.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2015, and its results of operations for the three and six months ended August 31, 2015 and 2014, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2015, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The DigitalTown network of online sports portals was launched as of August 1, 2015, in time for the 2015-16 academic year. During September 2015, the Company began development on an expanded set of features designed to support market entry into a broader range of community groups including but not limited to neighborhoods, hobby groups, faith groups, sport clubs, and educational institutions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2015 AND 2014

During the three months ended August 31, 2015, the Company recorded revenues of $2,403 and cost of revenues of $47,547 for a negative gross profit of $(45,144) compared to revenues of $117 and cost of revenues of $46,953 for a negative gross profit of $(46,836), for the same period in 2014.  For the three months ended August 31, 2015, revenue mainly consisted of commissions and ad revenue generated from advertising on our websites of $1,818 and domain name lease revenue of $585.  For the comparable period, revenue consisted of commissions generated from advertising on our websites of $117.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $47,547 for 2015 compared to $46,943 for 2014, and server/bandwidth expense of $0 for 2015 and $10 for 2014.

Selling, general and administrative expenses for the current three months increased by $95,208 to $215,580 compared to a year ago.  Stock-based compensation expense, included in selling, general and administration expenses, was $0 for the three months ended August 31, 2015, compared to $49,559 for the three months ended August 31, 2014, an increase of $49,559, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $215,580 for the three months ended August 31, 2015, compared to $70,813 for the three months ended August 31, 2014.  The increase of $144,767 was primarily due to increases in salary expense of $74,662 and professional fees of $60,502 partially offset by a decrease in rent expense of $6,251.  The Company’s overall net loss for the current three months increased by $88,040 to $259,604.

SIX MONTHS ENDED AUGUST 31, 2015 AND 2014

During the six months ended August 31, 2015, the Company recorded revenues of $2,986 and cost of revenues of $87,081 for a negative gross profit of $(84,095) compared to revenues of $317 and cost of revenues of $92,576 for a negative gross profit of $(92,259), for the same period in 2014.  For the six months ended August 31, 2015, revenue mainly consisted of commissions and ad revenue generated from advertising on our websites of $1,876 and domain name lease revenue of $1,110.  For the comparable period, revenue consisted of commissions generated from advertising on our websites of $317.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $87,071 for 2015 compared to $92,556 for 2014, and server/bandwidth expense of $10 for 2015 and $20 for 2014.

Selling, general and administrative expenses for the current six months increased by $394,996 to $650,234 compared to a year ago.  Stock-based compensation expense, included in selling, general and administration expenses, was $351,373 for the six months ended August 31, 2015, compared to $108,976 for the six months ended August 31, 2014, an increase of $242,397, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $298,861 for the six months ended August 31, 2015, compared to $146,262 for the six months ended August

31, 2014.  The increase of $152,599 was primarily due to increases in salary expense of $88,953 and professional fees of $57,728 partially offset by a decrease in rent expense of $13,059.  The Company’s overall net loss for the current six months increased by $648,142 to $999,943.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2015

The Company’s cash position at August 31, 2015, was $6,794, a decrease of $7,866 from $14,660 at February 28, 2015.  Net cash used in operating activities during the six months ended August 31, 2015 and 2014, was $549,616 and $162,250, respectively.  When comparing the two periods, the increase in cash used in operating activities of $387,366 is mainly due to an increase of $144,885 in cash operating expenses and a decrease in accounts payable and related parties’ accounts payable totaling $116,480.

Net cash used in investing activities for the six months ended August 31, 2015 and 2014 was $0 for both periods.

Net cash provided by financing activities for the six months ended August 31, 2015 was $541,750 which consisted of proceeds from a related party note payable of $15,000 and proceeds from the issuance of common stock of $616,750 offset by payments on related party notes payable of $90,000. For the comparable period ended August 31, 2014, the Company had net cash provided by financing activities of $113,200 which consisted of proceeds from a related party note payable of $75,000, proceeds from a related party payable of $5,000, payments received on stockholder subscriptions receivable of $13,200 and proceeds from the issuance of common stock of $20,000.

Monthly cash operating expenses for the six months ended August 31, 2015, were approximately $64,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $62,000 per month which includes the monthly cost for the renewal of the existing domain names of approximately $16,000. In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending August 31, 2016 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From September 1, 2015 to October 13, 2015, the Company did not receive any cash proceeds from the sale of its common stock.

Prior to May 11, 2015, the Company had the 2007 and 2010 stock subscription agreements outstanding.  See Notes 8 and 11 to the current period’s consolidated financial statements for further information.

For the six months ended August 31, 2015, the Company did not receive any stock subscription payments and prior to May 11, 2015, the Company had related party stock subscriptions receivable aggregating $625,482 for the 2007 and 2010 agreements which have since been settled against deferred officer compensation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of August 31, 2015, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, as of August 31, 2015, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2015, that material weaknesses continue to exist in our internal control over financial reporting as of August 31, 2015, and as a result our disclosure controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of August 31, 2015, our Chief Executive Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

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

During the fiscal quarter ended August 31, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended August 31, 2015, the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.  In addition, 41,000 restricted common shares were issued during this period related to the $11,500 of proceeds received and recorded as stock payable as of February 28, 2015 as the shares had not yet been issued as of February 28, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2015, has previously been reported.

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