Form 10-Q
period 2016-01-14
DigitalTown, Inc.
filed 2016-01-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015

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

There were 33,646,422 shares of the registrant’s common stock outstanding as of January 11, 2016.

ii

iii

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Financial Statements:
Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Financial Statements	4-17

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	November 30,	February 28,
	2015	2015
	(unaudited)
Current assets:
Cash	$ 5,256	$ 14,661
Accounts receivable	1,961	446
Prepaid domain name renewal fees	57,573	59,629
Total current assets	64,790	74,736
Property and equipment, net	3,114	5,817
Total assets	$ 67,904	$ 80,553
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 135,656	$ 152,646
Accounts payable – related parties	-	61,282
Notes payable-related party	-	75,000
Accrued payroll	74,038	549
Deferred officer compensation	-	352,292
Total current liabilities	209,694	641,769
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 33,646,422 and 31,138,422 shares issued and outstanding at November 30, 2015 and February 28, 2015, respectively	336,464	311,384
Additional paid-in-capital	29,761,716	28,614,679
Stock payable	-	11,500
Subscriptions receivable	-	(625,482)
Accumulated deficit	(30,239,970)	(28,873,297)
Total stockholders’ equity (deficit)	(141,790)	(561,216)
Total liabilities and stockholders’ equity (deficit)	$ 67,904	$ 80,553

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 824	$ 618	$ 3,811	$ 935

Cost of revenues	84,886	42,536	171,968	135,112

Gross profit (loss)	(84,062)	(41,918)	(168,157)	(134,177)

Operating expenses:
Selling, general and administrative expenses	282,669	41,144	932,902	296,383
Loss from operations	(366,731)	(83,062)	(1,101,059)	(430,560)
Other income (expense)
Gain on settlement of accounts payable	-	-	28,019	-
Interest expense	-	(2,201)	-	(6,557)
Loss on conversion of deferred officer compensation into equity	-	-	(293,633)	-
Other income	-	750	-	803
Total other income (expense)	-	(1,451)	(265,614)	(5,754)

Loss before income taxes	(366,731)	(84,513)	(1,366,673)	(436,314)
I Income tax provision	-	-	-	-
Net loss	$ (366,731)	$ (84,513)	$ (1,366,673)	$ (436,314)

Net loss per common share – basic and diluted	$ (0.01)	$ (0.00)	$ (0.04)	$ (0.01)

Weighted average number of common shares outstanding - basic and diluted	33,646,422	30,701,259	32,980,677	30,528,985

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2015	2014
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,366,673)	$ (436,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,703	3,187
Gain on settlement of accounts payable	(28,019)	-
Loss on settlement of deferred officer compensation	293,633	-
Imputed interest	-	6,557
Stock-based compensation expense	543,866	67,851
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	(285)
Prepaid domain name renewal fees	2,056	(27,873)
Accounts payable	11,029	17,297
Accounts payable – related parties	(61,282)	40,107
Accrued payroll	73,489	522
Deferred officer compensation	(20,443)	98,200
Net cash used in operating activities	(551,155)	(230,751)
CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	15,000	-
Proceeds from related party payable	-	80,000
Payments on notes payable - related party	(90,000)	-
Payments received on stockholder subscriptions receivable	-	14,261
Proceeds from issuance of common stock	616,750	87,000
Net cash provided by financing activities	541,750	181,261

Net change in cash and cash equivalents	(9,405)	(49,490)
Cash and cash equivalents, beginning of period	14,661	50,589
Cash and cash equivalents, end of period	$ 5,256	$ 1,099

Non-Cash Transactions:
Issuance of common stock for stock payable	$ 11,500	$ 26,700
Settlement of deferred officer accrued compensation with stock receivable	$ 331,849	$ -

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

At November 30, 2015, the Company had an accumulated deficit of $30,239,970.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least November 30, 2016.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

Principles of Consolidation

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of November 30, 2015.

Prepaid Domain Names

The annual domain name renewal fees are currently being amortized over one year.

The increase in prepaid domain name renewal fees as of November 30, 2015 compared to February 28, 2015 is due to the large number of domain name renewals that come due during the quarter ended May 31 as compared to the other quarters of the year.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company accounts for income taxes pursuant to Financial Accounting Standards Board (“FASB”) guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption of these provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2015 or February 28, 2015.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Note 3. Deferred Officer Compensation

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Richard Pomije, the former CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended May 31, 2015, the Company recorded $25,807 of deferred officer compensation and made payments of $46,250 to Richard Pomije. During the three months ended August 31, 2015 and November 30, 2015, the Company did not record any deferred officer compensation and made no payments to Richard Pomije. The total balance recorded as deferred officer compensation at November 30, 2015 and February 28, 2015, was $0 and $352,292, respectively. On May 11, 2015, Mr. Pomije agreed to accept the stock subscriptions receivable in lieu of his deferred officer accrued compensation. The total balance recorded as deferred officer compensation at May 11, 2015 (date of agreement), was $331,849. As a result of the difference between the amount recorded for stock subscriptions receivable and deferred officer compensation, the Company recorded a loss on conversion of deferred officer compensation into equity of $293,633 in May 2015. See Notes 8 and 11 for further information.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On April 25, 2014, the Company entered into a stock purchase agreement and issued 10,000 restricted common shares at $0.50 per share, for total cash proceeds of $5,000. The restricted common shares were valued based at the market price on the grant date.

Stock Warrants

As of November 30, 2015, the Company had 2,225,000 warrants outstanding with an average exercise price of $0.25.  The warrants expire five-ten years from their date of issue and have a weighted average remaining exercise period as of November 30, 2015 of 8.93 years.

On September 10, 2015, one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at the closing price as of September 9, 2015 of $0.30 per share.  The warrants vested immediately and are exercisable December 4, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $57,001.

On September 10, 2015, one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at the closing price as of September 9, 2015 of $0.30 per share.  The warrants vested immediately and are exercisable December 4, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $57,001.

On September 10, 2015, one consultant was issued 100,000 warrants as compensation to purchase shares of the Company stock at the closing price as of September 9, 2015 of $0.30 per share.  The warrants vested immediately and are exercisable December 4, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $28,500.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On April 21, 2014, the Company canceled 300,000 stock purchase warrants issued to four consultants on January 10, 2014.

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	April 3,	May 5,	September 10,
	2015	2015	2015
Weighted-average volatility	122%	125%	121%
Expected dividends	None	None	None
Expected term (in years)	10.00	10.00	10.00
Weighted-average risk-free interest rate	1.92%	2.19%	2.23%
Weighted-average fair value of warrants granted	$0.14	$0.21	$0.29

The Company recorded stock-based compensation expense of $142,502 and $0 for all outstanding stock warrants for the three months ended November 30, 2015 and 2014, respectively, and $388,532 and $0 for the nine months ended November 30, 2015 and 2014, respectively.  This expense is included in selling, general and administrative expense.

Note 5. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2015, an aggregate of 5,000,000 shares of common stock may be granted under this plan as determined by the Board of Directors. The stock options may be granted to officers and employees of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the date of grant.  The terms of the options range from five to ten years from the date of grant.

For the three months ended November 30, 2015, the Company granted 200,000 options to two employees with a term of 10 years and the options vested on the grant date of September 10, 2015 and 500,000 options to three employees with a term of 10 years and the options vested on the grant date of May 5, 2015. The fair value of the Company’s stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the option’s expected life, volatility and risk-free interest rate at the time

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For stock options granted during the nine months ended November 30, 2015, the Company utilized the following key assumptions in computing fair value using the Black-Scholes option-pricing model:

	September 10,	May 5,
	2015	2015
Weighted-average volatility	121%	125%
Expected dividends	None	None
Expected term (in years)	5.00	5.00
Weighted-average risk-free interest rate	2.23%	1.54%
Weighted-average fair value of options granted	$0.25	$0.21

The total fair value of the stock options granted by the Company for the nine months ended November 30, 2015 was $155,334.

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

Total stock compensation expense for all option grants was $49,991 and $(41,125) for the three months ended November 30, 2015 and 2014, respectively and $155,334 and $67,851 for the nine months ended November 30, 2015 and 2014, respectively. This expense is included in selling, general and administrative expense. As of November 30, 2015, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets.  The compensation expense impacted

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the three months ended November 30, 2015 and 2014 basic earnings per common share by $(0.001) and $0.001, respectively, and the nine months ended November 30, 2015 and 2014 basic earnings per common share by $(0.005) and $(0.002), respectively. As of November 30, 2015, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (years)	Aggregate Intrinsic Value (1)
Outstanding - February 28, 2015	3,450,000	$ 0.864	-	-
Granted	500,000	0.250	-	-
Granted	200,000	0.300	-	-
Canceled or expired	(2,750,000)	1.000	-	-
Exercised	-	-	-	-
Outstanding – November 30, 2015	1,400,000	$ 0.365	8.46	-
Exercisable – November 30, 2015	1,400,000	$ 0.365	8.46	-

(1)

The intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

In May 2015, Richard Pomije resigned as CEO, President, CFO and Chairman of the Board but continues to be an employee of the Company. Due to his resignation, Mr. Pomije forfeited 2,750,000 options that were granted in October 2011.

Note 6. Related Party Transactions

Lease with Director/Stockholder

Since December 16, 2006, the Company has leased from Jeffrey L. Mills, a director and stockholder of the Company, approximately 2,650 square feet of space used for offices and operations equipment storage at 11974 Portland Avenue, Burnsville, Minnesota.  In November 2011, the Company entered into a three-year lease renewal through December 15, 2014 at a monthly rent of $2,650 for the period of December 16, 2011 to December 15, 2012, $2,750 for the period of December 16, 2012 to December 15, 2013, and $2,850 for the period of December 16, 2013 to December 15, 2014, with the option to renew the lease for an additional term of one year at a monthly rent of $3,500. Effective September 1, 2014, the existing lease was terminated and the

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

two parties agreed to a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $266 and $3,150 for the three months ended November 30, 2015 and 2014, respectively, and $2,240 and $20,250 for the nine months ended November 30, 2015 and 2014, respectively. At November 30, 2015 and February 28, 2015, the Company owed Mr. Mills $0 and $24,065, respectively, pertaining to the lease.

The Company terminated the lease with Mr. Mills effective September 11, 2015.  No amount was owed to Mr. Mills.

Accounts Payable – Related Parties

The Company had accounts payable balances due to related parties of $0 at November 30, 2015.  The balance at February 28, 2015 was $61,282 which consisted of $37,217 due to Richard Pomije and $24,065 due to Jeffrey Mills.

Deferred Officer Compensation

The Company owed deferred officer compensation to Richard Pomije, the former CEO, CFO and Chairman of the Company as of November 30, 2015 and February 28, 2015 of $0 and $352,292, respectively. See Note 3 for additional information.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije, former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%.  On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%.  In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $0 and $2,945 related to the $75,000 note payable is included in accounts payable as of November 30, 2015 and February 28, 2015, respectively, and accrued interest of $0 and $99 related to the $0 and $15,000 notes payable is included in accounts payable – related parties as of November 30, 2015 and February 28, 2015, respectively. All accrued interest was paid as of November 30, 2015.

Common Stock Subscriptions Receivable

The Company has stock subscriptions receivable due from a stockholder as of November 30, 2015 and February 28, 2015 of $0 and $625,482, respectively. See Notes 8 and 11 for additional information.

Note 7. Commitments and Contingencies

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of November 30, 2015, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

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

Summary

For the three and nine months ended November 30, 2015, the Company did not receive any stock subscription payments and as of November 30, 2015, the Company had related party stock subscriptions receivable aggregating $0 for the 2007 and 2010 agreements.

The following tables summarize information about the stock subscriptions receivable:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	625,482
Cash collected	-
Settlement with former CEO (see Note 11)	(625,482)
Receivable balance at November 30, 2015	$ -

Summary of outstanding subscriptions:
2007 subscriptions	$ -
2010 subscription	-
Total	$ -

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three and nine-month periods ended November 30, 2015 and 2014:

Three months ended
November 30,
	2015	2014
Basic earnings (loss) per share calculation:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Net loss to common shareholders	$ (366,731)	$ (84,513)
Weighted average number of common shares outstanding	33,646,422	30,701,259
Basic net loss per share	$ (0.01)	$ (0.00)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (366,731)	$ (84,513)
Weighted average number of common shares outstanding	33,646,422	30,701,259
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	33,642,422	30,701,259

Diluted net loss per share	$ (0.01)	$ (0.00)

	Nine months ended
	November 30,
	2015	2014
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,366,673)	$ (436,314)
Weighted average number of common shares outstanding	32,980,677	30,528,985
Basic net loss per share	$ (0.04)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,366,673)	$ (436,314)
Weighted average number of common shares outstanding	32,980,677	30,528,985
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	32,980,677	30,528,985

Diluted net loss per share	$ (0.04)	$ (0.01)

(1)

At November 30, 2015 and 2014, there were outstanding stock options equivalent to 1,400,000 and 3,360,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2015 and 2014, there were outstanding warrants equivalent to 2,725,000 and 90,000 common shares, respectively.   The warrants are anti-dilutive at November 30, 2015 and 2014 and therefore, have been excluded from diluted earnings (loss) per share.

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

Note 12. Subsequent Events

On December 4, 2015, the Board of Directors approved resolutions and authorized Stock Option Grants for Board Members and Key Management totaling 1,000,000 Shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2015, and its results of operations for the three and nine months ended November 30, 2015 and 2014, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2015.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2015, contains forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Intellectual Property

Domain Name Portfolio: The Company is developing a proprietary platform for universal community management.  This proprietary platform has initially been deployed during beta testing across more than 20,000 websites, each operating on branded domain names.  Beta testing of the universal community management platform began in November 2015.  The Company expects to launch the platform in early 2016, while continuing to extend the platform through organic development and targeted acquisition of complementary technologies.  A majority of the domain names owned are of the prestigious .COM domains and are rendered without hyphens, thereby making them the “high ground” from a branding perspective among the range of domains that could be conceivably registered either by the school itself or by a would-be imitator of the Company’s business model. The median registration age of the domain portfolio is more than nine years old, a key signal to search engines of a website’s trustworthiness.

Software: The Company is developing a proprietary platform for managing the sports media network, including the network of sports sites, a master website, and back office management tools. The Company continues to invest heavily in software but will do so with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

During the three months ended November 30, 2015, the Company recorded revenues of $824 and cost of revenues of $84,886 for a negative gross profit of $(84,062) compared to revenues of $618 and cost of revenues of $42,536 for a negative gross profit of $(41,918), for the same period in 2014.  For the three months ended November 30, 2015, revenue mainly consisted of commissions and ad revenue generated from advertising on our websites of $569 and domain name lease revenue of $255.  For the comparable period, revenue consisted of commissions generated from advertising on our websites of $333 and domain name lease revenue of $285.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $42,831 and domain development fees of $37,500 for 2015 compared to $42,831 and $0 respectively, for 2014, and server/bandwidth expense of $4,554 for 2015 and $10 for 2014.

Selling, general and administrative expenses for the current three months increased by $241,524 to $282,669 compared to a year ago.  Stock-based compensation expense, included in selling, general and administration expenses, was $192,493 for the three months ended November 30, 2015, compared to income of  $41,125 for the three months ended November 30, 2014, an increase of $233,619, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $90,175 for the three months ended November 30, 2015, compared to $82,269 for the three months ended November 30, 2014.  The increase of $7,906 was primarily due to increases in salary expense of $27,398 partially offset by a decrease in professional fees of $12,467.  The Company’s overall net loss for the current three months increased by $283,668 to $366,731.

NINE MONTHS ENDED NOVEMBER 30, 2015 AND 2014

During the nine months ended November 30, 2015, the Company recorded revenues of $3,811 and cost of revenues of $171,968 for a negative gross profit of $(168,157) compared to revenues of $935 and cost of revenues of $135,112 for a negative gross profit of $(134,177), for the same period in 2014.  For the nine months ended November 30, 2015, revenue mainly consisted of commissions and ad revenue generated from advertising on our websites of $2,446 and domain name lease revenue of $1,365.  For the comparable period, revenue consisted of commissions generated from advertising on our websites of $650 and domain name lease revenue of $285.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $129,854 for 2015 compared to $135,085 for 2014, and server/bandwidth expense of $4,564 for 2015 and $27 for 2014.

Selling, general and administrative expenses for the current nine months increased by $636,518 to $932,902 compared to a year ago.  Stock-based compensation expense, included in selling, general and administration expenses, was $543,866 for the nine months ended November 30, 2015, compared to $67,851 for the nine months ended November 30, 2014, an increase of $476,015, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $389,036 for the nine months ended November 30, 2015, compared to $228,532 for the nine months ended November 30, 2014.  The increase of $160,504 was primarily due to increases in salary expense of $122,970 and professional fees of $45,261 partially offset by a decrease in rent expense of $15,164.  The Company’s overall net loss for the current nine months increased by $930,358 to $1,366,673.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2015

The Company’s cash position at November 30, 2015, was $5,256, a decrease of $9,405 from $14,661 at February 28, 2015.  Net cash used in operating activities during the nine months ended November 30, 2015 and 2014, was $551,155 and $230,751, respectively.  When comparing the two periods, the increase in cash used in operating activities of $320,404 is mainly due to an increase of $144,885 in cash operating expenses and a decrease in accounts payable and related parties’ accounts payable totaling $104,389.

Net cash used in investing activities for the nine months ended November 30, 2015 and 2014 was $0 for both periods.

Net cash provided by financing activities for the nine months ended November 30, 2015 was $541,750 which consisted of proceeds from a related party note payable of $15,000 and proceeds from the issuance of common stock of $616,750 offset by payments on related party notes payable of $90,000. For the comparable period ended November 30, 2014, the Company had net cash provided by financing activities of $181,261 which consisted of proceeds from a related party payable of $80,000, payments received on stockholder subscriptions receivable of $14,261 and proceeds from the issuance of common stock of $87,000.

Monthly cash operating expenses for the nine months ended November 30, 2015, were approximately $64,000 per month.  Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $62,000 per month which includes the monthly cost for the renewal of the existing domain names of approximately $16,000. In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending November 30, 2016 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From December 1, 2015 to January 11, 2016 the Company received $224,300 in cash proceeds from the sale of its common stock.

Prior to May 11, 2015, the Company had the 2007 and 2010 stock subscription agreements outstanding.  See Notes 8 and 11 to the current period’s consolidated financial statements for further information.

For the nine months ended November 30, 2015, the Company did not receive any stock subscription payments and prior to May 11, 2015, the Company had related party stock subscriptions receivable aggregating $625,482 for the 2007 and 2010 agreements which have since been settled against deferred officer compensation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.  The Company does not currently anticipate entering into interest rate swap and/or similar instruments.  Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments.  As of November 30, 2015, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, as of November 30, 2015, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 28, 2015, that material weaknesses continue to exist in our internal control over financial reporting as of November 30, 2015, and as a result our disclosure controls and procedures were not effective.  Notwithstanding the material weaknesses that continue to exist as of November 30, 2015, our Chief Executive Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”).

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

During the fiscal quarter ended November 30, 2015, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended November 30, 2015, the Company entered into stock purchase agreements and issued 2,467,000 restricted common shares at $0.25 per share, for total cash proceeds of $616,750.  In addition, 41,000 restricted common shares were issued during this period related to the $11,500 of proceeds received and recorded as stock payable as of February 28, 2015 as the shares had not yet been issued as of February 28, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)

All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2015, has previously been reported.

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

Dated: January 14, 2016

_ /s/ Robert W. Monster____________________

Robert W. Monster

Chief Executive Officer

Principal Executive Officer

Principal Financial Officer