Form 10-K
period 2016-02-29
DigitalTown, Inc.
filed 2016-06-06
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

| X |	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2016

|__|	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.

(Name of registrant in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10655 NE 4th Street, Suite 801 Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

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

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [X] No

The aggregate value of the Company’s common stock held by non-affiliates of the Company was approximately $6,515,235 as of the last day of the Company’s most recently completed second fiscal quarter (August 31, 2015), when the last reported sales price was $0.40.

There were 41,461,543 shares of the registrant’s common stock outstanding as of June 3, 2016.

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

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

55

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

58

SIGNATURES

59

PART I

ITEM 1.   BUSINESS

GENERAL

DigitalTown is building the leading platform for hosted Smart City Management. Our easy to use tools, make it easier than ever to build and manage a feature-rich Smart City for web and mobile devices for providing residents and visitors with 24/7 access to Content, Community and Commerce.

Market Opportunity

DigitalTown provides an integrated search, community, and commerce platform for both web and mobile devices. DigitalTown powers connected online communities that enable members of a community to find information, and acquire the goods and services they need locally where possible. The DigitalTown platform changes how the local economy consumes and transacts. It does this by helping local community members to “See the World through local eyes”. Residents and visitors are able to use a DigitalTown powered search engine to access content, community and commerce from an easy search tool. If there are local vendors that can fulfill a product or service that relates to a search term, then these options are presented to the user. Local vendors can also become direct merchants on the platform, effectively allowing the local town to be its own "Amazon”.

The Strategic Importance of Local Online Economic Development

The DigitalTown platform elevates local communities to an advanced state of technical capability.  Whereas most cities have historically taken a hands-off approach towards the Internet, as the Internet becomes as important as roads and bridges, city management must begin to view the Internet as an integral part of their strategic plan for economic wellbeing.

The continued rapid expansion of big box retailers and steep growth of national eCommerce creates increasing pressure on locally owned small businesses.  This dual threat requires a new approach to online economic development –one that equips local merchants with the means to compete locally as well as sell nationally.

The rise of big box retail is a well-documented threat to small business. For example, Wal-Mart’s entry into a new market has been found to have a strongly negative effect on existing retailers with supermarkets and discount variety stores the most adversely effected sectors, suffering sales declines of 10 to 40% after Wal-Mart moves in.

Meanwhile, online consumer spending has risen steadily and is now 10% of sales. National eCommerce leaders such as Amazon.com, Walmart.com, Costco.com and Target.com as well as niche retailers such as eBay and Etsy, are out-competing local merchants by offering 24/7 shopping, competitive pricing and free shipping.

Why the DigitalTown solution makes sense now

The DigitalTown platform is a cost effective solution for enabling and community to become a smart community, connected to shared content and local commerce. A key enabler for this capability is the rapid adoption of SmartPhones that are powered by common frameworks, notably Apple iOS and Android.  The result is that nearly every adult is now able to communicate and transact in real-time using their SmartPhone as a proxy of their identity, reputation, preferences and methods of payment.  In effect, the SmartPhone has become the Digital Wallet.  The massive early success of Uber has proven that the consumer is ready to use their Digital Wallet as a means for interacting and transacting with other members of a digitally connected community.  We believe this opportunity is global and goes beyond ride-sharing.  The missing ingredient in many cases is the presence of a trusted platform that connects stakeholders.  We further believe that our approach which emphasizes public-private partnerships will be enable accelerated adoption particularly in rural communities where trust of technology is lower and yet where economic models are at greatest risk.

How the DigitalTown SmartCity Platform is part of the new SmartWeb

A core component of the DigitalTown approach is to build branded web destinations that are intuitive to discover.  Part of what makes this possible is the emergence of new domain extensions that are descriptive.  For example, .CITY routes a visitor to a website about a city and .MENU routes a user to a website about restaurants in that city.  Due to management’s long-standing relation with domain registry operators, the Company will seek to bring structure to the emerging landscape of new domain extensions, while at the same time emphasizing distribution of a unified mobile application to work as a digital companion alongside the growing network of direct navigation brands.

The DigitalTown Platform

DigitalTown platform creates powerful online and mobile communities. We tap into locally relevant news and content in order to keep community members informed and aware.  We provide community tools to keep community members connected. We enable commerce and fulfillment in local communities thereby helping residents to buy locally while equipping merchants to sell both locally and globally.

Content Search

The DigitalTown search engine is at the core of the local experience.  Whereas most residents may go once or twice per year to the official city site, the DigitalTown-powered search engine is designed for daily use as a preferred homepage for local residents and businesses.

Community

Consumers are already familiar with social networking through applications like Facebook and Twitter.  The integrated DigitalTown web service and mobile app make it easy to stay informed, as well as to connect with and communicate with other members of the Leavenworth community.   Community members can message, join groups, shop online, make payments, and even have the option of sharing their physical location with other members of the community.

Commerce

The DigitalTown platform provides merchants with turn-key solutions for online commerce.  Approved merchants can begin selling immediately without any setup cost or fixed costs of any kind. Transaction processing services are provided by DigitalTown, thereby eliminating the need for each retailer to secure a merchant processing account.  The community may also enable a private currency for use within the community.

Courier Management

An integrated courier application is included, enabling approved couriers to be notified about items from merchants to be picked up and delivered to the customer, thereby enabling any approved merchant to also offer delivery services to the end-customer.

Administration

The DigitalTown platform provides integrated administrative tools for managing Content, Community and Commerce, making it easy to administer all aspects of the online economy. The administrative tools are designed from the ground up to be the back end of a smart community. For example, administrators can create Frequently Asked Questions (FAQ) that are then intelligently presented through the site search. For example, a question about “Where do I get a fishing license?” can be answered in the form of a pre-written FAQ article.  This FAQ article is then intelligently suggested when someone types a fishing-related keyword into the search box on the site, 24 hours a day, 7 days a week.

EMPLOYEES

As of February 29, 2016, DigitalTown, Inc. has six employees.  The Company’s employees are not represented by a union.

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

We incurred net losses of $2,549,577 and $678,035 for the years ended February 29, 2016 and February 28, 2015, respectively, and had an accumulated deficit of $31,422,874 at February 29, 2016. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for the fiscal years ended February 29, 2016 and February 28, 2015 contained a qualification raising substantial doubt about our ability to continue as a going concern. We can provide no assurance regarding when, if ever, we will become profitable. As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We may not be able to collect on our stock subscriptions receivable or raise capital through the sale of our common stock as needed to fund our operations.

At February 29, 2016, the Company had stock subscriptions receivable of $12,150 and for the year ended February 29, 2016, the Company sold common hsares for cash receipts of $895,250.

We believe our current cash reserves, the amounts we expect to collect on our outstanding stock subscriptions receivable, booked software licensing revenue, and proceeds from the sale of our common stock should be sufficient to enable us to operate for the next 12 months.  In the event that we are unable to collect on our outstanding stock subscriptions receivable as needed or raise capital through the sale of our common stock as needed, we would be forced to reduce operating expenses and/or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations.  Our current monthly cash operating expenses going forward are approximately $80,000 per month.

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

Effective on May 18, 2015, the Company appointed Robert Monster as Chief Executive Officer.  Our future success depends, in significant part, on the continued services of Mr. Monster. We cannot be assured that we would be able to find appropriate replacements for them or any other key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We do have an employment agreement with Mr. Monster but we do not presently maintain a key-man life insurance policy on him.  The Company expects to be able to renew Mr. Monster’s contract in Spring 2016 after his one year term comes to an end.

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

ITEM 2.  PROPERTIES

Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not exposed to any pending legal proceedings except for routine litigation incurred in the normal course of business. In the opinion of management, the resolutions of these matters are not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock is traded on the OTC Markets “OTCQB”. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 29, 2016 and February 28, 2015.

Fiscal Year 2016	Low	High
First Quarter	$0.12	$0.40
Second Quarter	0.29	0.50
Third Quarter	0.09	0.35
Fourth Quarter	0.08	0.15

Fiscal Year 2015	Low	High
First Quarter	$0.30	$0.55
Second Quarter	0.15	0.52
Third Quarter	0.10	0.44
Fourth Quarter	0.10	0.32

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions.  As of May 27, 2016, there were approximately 182 record holders of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 29, 2016 and February 28, 2015 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 29,	February 28,
Balance Sheet Data	2016	2015
Total Assets	$ 157,901	$ 80,553
Total Liabilities	173,433	641,769
Stockholders’ Deficit	(15,532)	(561,216)

	February 29,	February 28,
Operating Statement Data	2016	2015
Revenues	$ 839	$ 1,596
Cost of revenues	255,925	178,739
Gross loss	(255,086)	(177,143)

Operating expenses	2,028,877	498,569
Loss from operations	(2,283,963)	(675,712)
Other income (expense), net	(265,614)	(2,323)
Net loss	$ (2,549,577)	$ (678,035)

Loss per common share-basic and diluted	$ (0.07)	$ (0.02)
Weighted average shares outstanding-basic and diluted	34,163,263	30,631,079

	February 29,	February 28,
Cash Flow Statement Data	2016	2015
Net cash used in operating activities	$ (700,441)	$ (294,042)
Net cash used in investing activities	-	-
Net cash provided by financing activities	820,250	258,113
Net change in cash	119,809	(35,929)
Cash and cash equivalents, beginning of period	14,660	50,589
Cash and cash equivalents, end of period	$ 134,469	$ 14,660

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 29, 2016 and February 28, 2015, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

During the year ended February 29, 2016, the Company recorded revenues of $839 and cost of revenues of $255,925 for a negative gross profit of $(255,086) compared to revenues of $1,596 and cost of revenues of $178,739 for a negative gross profit of $(177,143) during the year ended February 28, 2015.  For the year ended February 29, 2016, revenues mainly consisted of commissions generated from advertising on our websites of $839.  For the comparable prior year period revenues mainly consisted of commissions generated from advertising on our websites of $801 and domain name lease revenue of $795.  Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $166,312 and $178,699, development expense of $85,000 and $0, amortization of website development fees of $49 and $0, and server/bandwidth expense of 4,564 and $40, respectively, for the two comparable periods.

Operating expenses for the year ended February 29, 2016 increased by $1,530,308 to $2,028,877 compared to the prior year. Stock compensation expense included in selling, general and administration expenses was $1,445,298 for the year ended February 29, 2016, compared to $190,246 for the year ended February 28, 2015, an increase of $1,255,052 compared to the prior year.  Excluding stock compensation expense for the two comparable periods, operating expenses were $583,579 for the current period compared to $308,323 for the year ended February 28, 2015.  The increase of $275,256 for the two comparable periods is primarily due to an increase in payroll and benefits expense of $167,494, an increase of $135,133 in legal and professional fees, a decrease in rent expense of $18,368, and a $10,227 decrease in interest expense.

The Company’s overall net loss for the current year increased by $1,871,542 to $2,549,577.  The increase was mainly due to the general and administrative items above and a loss of $293,633 on common stock subscriptions settled for conversion of accrued salary during the year ended February 29, 2016.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 29, 2016 was $134,469, an increase of $119,809 from $14,660 at February 28, 2015.  During the year ended February 29, 2016, net cash used in operating activities was $700,441 compared to cash used of $294,042 for the comparable prior year period.  When comparing the two periods, the increase in cash used in operating activities of $406,399 for the year ended February 29, 2016 is primarily due to an increase of $585,740 in cash operating expenses and a decrease in related parties’ accounts payable of $57,013.

Net cash used in investing activities was $0 for the years ended February 29, 2016, and February 28, 2015.

Net cash provided by financing activities for the year ended February 29, 2016, was $820,250, which consisted of proceeds from related party notes payable of $15,000, proceeds from the issuance of common stock of $895,250 offset by principal payments of $90,000 on a related party note payable.  For the comparable period ended February 28, 2015, the Company received net cash provided by financing activities of $258,113, which consisted of payments received on stockholder subscriptions receivable of $15,913, proceeds from related party notes payable of $85,000, proceeds from the issuance of common stock of $166,000 and proceeds from related party payables of $1,200 offset by principal payments of $10,000 on a related party note payable.

Monthly cash operating expenses for the year ended February 29, 2016, were approximately $60,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $80,000 per month which includes the monthly cost for the renewal of the existing domain names of approximately $11,000. In addition to the normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending February 28, 2017 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From March 1, 2016 to May 27, 2016, the Company received cash proceeds of $12,150 from its stock subscriptions receivable and the Company entered into stock purchase agreements of 2,164,706 restricted common shares at $0.17 and $0.25 per share, for total cash proceeds of $496,000.

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

Prepaid Domain Names

The annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  See Note 4 for further information.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Report of Independent Registered Public Accounting Firm	13

Consolidated Financial Statements:
Consolidated Balance Sheets	14
Consolidated Statements of Operations	15
Consolidated Statements of Stockholders' Equity (Deficit)	16
Consolidated Statements of Cash Flows	17
Notes to Consolidated Financial Statements	18-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 29, 2016 and February 28, 2015, and the results of its operations and cash flows for the periods described above, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 6, 2016

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 29,	February 28,
	2016	2015
Current assets:
Cash	$ 134,469	$ 14,660
Accounts receivable	-	447
Prepaid domain name renewal fees	21,203	59,629
Total current assets	155,672	74,736
Property and equipment, net	2,229	5,817
Total assets	$ 157,901	$ 80,553
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 73,366	$ 152,646
Accounts payable – related parties	4,269	61,282
Notes payable-related party	-	75,000
Accrued expense	95,798	549
Deferred officer compensation	-	352,292
Total current liabilities	173,433	641,769
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 41,461,543 and 31,138,422 shares issued and outstanding at February 29, 2016 and 2015, respectively	414,615	311,384
Additional paid-in-capital	30,967,377	28,614,679
Stock payable	37,500	11,500
Subscriptions receivable	(12,150)	(625,482)
Accumulated deficit	(31,422,874)	(28,873,297)
Total stockholders’ equity (deficit)	(15,532)	(561,216)
Total liabilities and stockholders’ equity (deficit)	$ 157,901	$ 80,553

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	February 29, 2016	February 28, 2015
Revenues	$ 839	$ 1,596
Cost of revenues	255,925	178,739
Gross loss	(255,086)	(177,143)

Operating expenses:
Selling, general and administrative expenses	2,028,877	498,569

Loss from operations	(2,283,963)	(675,712)
Other income (expense):
Gain on settlement of accounts payable	28,019	-
Loss on conversion of accrued salary to common shares	(293,633)	-

Interest expense	-	(2,323)
Total other income (expense)	(265,614)	(2,323)

Loss before income taxes	(2,549,577)	(678,035)
Income tax provision	-	-
Net loss	$ (2,549,577)	$ (678,035)

Net loss per common share – basic and diluted	$ (0.07)	$ (0.02)

Weighted average number of common shares outstanding – basic and diluted	34,163,263	30,631,079

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended February 29, 2016 and February 28, 2015

			Additional
	Common Stock		Paid-In	Stock	Subscriptions	Accumulated
	Shares	Amount	Capital	Payable	Receivable	Deficit	Total
Balance as of February 28, 2014	30,428,622	$304,282	$28,248,012	-	$(641,395)	$(28,195,262)	$(284,363)
Common stock issued for cash	603,000	6,034	148,466	11,500	-	-	166,000
Payments received on subscription agreements	-	-	-	-	15,913	-	15,913
Stock-based compensation	-	-	190,246	-	-	-	190,246
Common stock issued for conversion of accounts payable	106,800	1,068	25,632	-	-	-	26,700
Imputed interest on accounts payable – related party	-	-	2,323	-	-	-	2,323
Net loss	-	-	-	-	-	(678,035)	(678,035)
Balance as of February 28, 2015	31,138,422	$311,384	$28,614,679	$11,500	$ (625,482)	$(28,873,297)	$ (561,216)
Common stock issued for cash	4,927,000	49,270	813,480	37,500	(5,000)	-	895,250
Common stock issued into escrow	750,000	7,500	(7,500)	-	-	-	-
Common stock issued for stock payable	41,000	410	11,090	(11,500)	-	-	-
Common stock and warrants issued for conversion of accrued salary – related party	1,292,310	12,923	116,308	-	-	-	129,231
Stock based compensation	3,312,811	33,128	1,419,320	-	(7,150)	-	1,445,298
Settlement of deferred salary to stock receivable – related party	-	-	-	-	625.482	-	625.482
Net loss	-	-	-	-	-	(2,549,577)	(2,549,577)
Balance as of February 29, 2016	41,461,543	$414,615	$30,967,377	$37,500	$ (12,150)	$(31,422,874)	$ (15,532)

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,549,577)	$ (678,035)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation	3,588	4,119
Gain on settlement of accounts payable	(28,019)	-
Loss on settlement of deferred officer compensation	293,633	-
Imputed interest	-	2,323
Stock based compensation	1,445,298	190,246
Changes in operating assets and liabilities:
Accounts receivable	447	(447)
Prepaid domain name renewal fees	38,426	(12,056)
Accounts payable	(51,261)	22,439
Accounts payable – related parties	(57,013)	58,220
Accrued expenses	95,249	49
Deferred officer compensation	108,788	119,100
Net cash used in operating activities	(700,441)	(294,042)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable – related party	15,000	85,000
Payments on notes payable – related party	(90,000)	(10,000)
Proceeds from related parties payable	-	1,200
Payments received on stockholder subscriptions receivable	-	15,913
Proceeds from issuance of common stock	895,250	166,000
Net cash provided by financing activities	820,250	258,113

Net change in cash and cash equivalents	119,809	(35,929)
Cash and cash equivalents, beginning of year	14,660	50,589
Cash and cash equivalents, end of year	$ 134,469	$ 14,660

Non-Cash Transactions:
Issuance of common stock for stock payable	$ 11,500	$ -
Conversion of accounts payable to common shares	$ -	$ 26,700
Settlement of deferred officer accrued compensation with stock receivable	$ 331,849	$ -
Common stock issued into escrow	$ 7,500	$ -
Conversion of accrued salary into common shares – related party	$ 129,231	$ -

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

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

At February 29, 2016 the Company had an accumulated deficit of $31,327,076.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has determined that an allowance for doubtful accounts is not necessary as of February 29, 2016 and February 28, 2015.

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

As of February 29, 2016 and February 28, 2015, the Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended February 29, 2016 and February 28, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of February 29, 2016 and February 28, 2015, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000.  At February 29, 2016 and February 28, 2015, the Company had no uninsured cash balances.

Prepaid Domain Names

The annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized.  See Note 4 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $3,588 and $4,119 of depreciation expense for the years ended February 29, 2016 and February 28, 2015, respectively.  Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized.  As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.  See Note 3 for further information.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company’s adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 29, 2016 or February 28, 2015.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Advertising

Advertising costs are charged to operations when incurred.  The Company did not incur any advertising expense during the years ended February 29, 2016 or February 28, 2015.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured within the scope of the Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU conforms with the Company's current protocol for evaluating inventory and the Company will prospectively implement adoption of this ASU. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early application is permitted.  The ASU requires retrospective application to all prior periods presented in the financial statements. The Company has elected not to early adopt ASU 2015-03.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This Update is not expected to have a significant impact on the Company’s financial statements.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 2. Going Concern

The Company’s consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has a working capital deficit,

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

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

At February 29, 2016 the Company had an accumulated deficit of $31,422,874.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

Note 3. Property and Equipment

Property and equipment are as follows:

	February 29,	February 28,
	2016	2015
Office equipment and furniture	$ 512,156	$ 512,156
Less accumulated depreciation	(509,927)	(506,339)
Property and equipment, net	$ 2,229	$ 5,817

Depreciation expense for the fiscal years ended February 29, 2016 and February 28, 2015 was $3,588 and $4,119, respectively.

Note 4. Prepaid Domain Names

During the years ended February 29, 2016 and February 28, 2015, the Company incurred $127,005 and $190,755, respectively, of annual domain name renewal fees and has expensed $166,312 and $178,699, respectively, to cost of revenues on a straight-line basis and has recorded $21,203 and $59,629, respectively, as prepaid domain name renewal fees as of February 29, 2016 and February 28, 2015.  The amounts paid for the annual domain name renewal fees of $127,005 and $190,755, are paid directly to Epik, LLC, a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, LLC, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Note 5. Accrued Salary and Deferred Officer Compensation

Richard Pomije, the former CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company’s limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the year ended February 29, 2016, the Company recorded $25,807 of deferred officer compensation and made payments of $46,250 to Richard Pomije. During the year ended February 28, 2015, the Company recorded $150,000 of deferred officer compensation and made payments of $30,900 to Richard Pomije.  The total balance

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

recorded as deferred officer compensation at February 29, 2016 and February 28, 2015 was $0 and $352,292, respectively.  On May 11, 2015, Mr. Pomije agreed to accept the stock subscriptions receivable in lieu of his deferred officer accrued compensation. The total balance recorded as deferred officer compensation at May 11, 2015 (date of agreement), was $331,849. As a result of the difference between the amount recorded for stock subscriptions receivable and deferred officer compensation, the Company recorded a loss on conversion of deferred officer compensation into equity of $293,633 in May 2015. See Notes 8 and 11 for further information.

On May 18, 2015, Founder Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing the Burnsville, MN office.  Mr. Pomije is asserting a continuing obligation on the part of the Company in the form of a monthly salary for a 1 year term. The Company has accrued a liability of $95,798 as of February 29, 2016.

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15.  The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.  As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction.  As of February 29, 2016 and February 28, 2015, the accrued salary owed to Robert Monster was $0 and $0, respectively.

Note 6. Stockholders’ Equity

Fiscal 2016 Stock Transactions

During the year ended February 29, 2016, the Company entered into stock purchase agreements and issued 4,927,000 restricted common shares at $0.10 per share, for total cash proceeds of $895,250.  The restricted common shares were valued based at the cash sales price of $0.10. Each of these shares included 1 year warrants with an exercise price of $0.15. The fair market value of the warrants issued during the year ended February 29, 2016 was $152,628.  The relative fair market value of the shares and warrants to the cash received were $179,906 and $98,594, respectively.

On January 1, 2016, 750,000 common shares were issued into escrow at par value of $7,500 in preparation by the Company for an acquisition to occur during Q1’17.

On January 1, 2016, the Company issued 3,312,811 common shares to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015.  The shares were valued based on the employment agreement date.  As 2,597,761 shares were earned due to the one year term of the employment agreement which has not yet completed, the stock based compensation of $779,325 was recorded during the year ended February 29, 2016.  The remaining shares which were not yet vested were recorded as a subscription receivable to be recorded in the 2017 fiscal year upon the completion of the employment agreement term.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15.  The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.  As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction.

During the year ended February 29, 2016, 41,000 common shares were issued for stock payables from the 2015 fiscal year which amounted to $11,500 which was previously recorded as a stock payable as of February 28, 2015.

Fiscal 2015 Stock Transactions

During the three months ended February 28, 2015, the Company entered into stock purchase agreements and issued 260,000 restricted common shares at $0.25 per share, for total cash proceeds of $65,000. The restricted common shares were valued based on the cash sales price. The Company also entered into stock purchase agreements at $0.25 per share for total cash proceeds of $9,000 for which the 36,000 restricted common shares were not issued as of February 28, 2015. The $9,000 is included in the stock payable balance of $11,500 as of February 28, 2015.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

Stock Warrants

As of February 29, 2016, the Company had 4,510,000 warrants outstanding with an average exercise price of $0.14. The warrants expire one-ten years from their date of issue and have a weighted average remaining exercise period as of February 29, 2016 of 4.70 years.

Stockholders purchasing stock during the fourth quarter of fiscal year 2016 were granted a one year warrant for each share of stock purchased.  The $0.15 warrants vested immediately and expire January 1, 2017.

On December 4, 2015, one board member was issued 200,000 warrants as compensation to purchase shares of the Company stock at $0.10 per share.  The warrants vested immediately and expire December 3, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.13 was $25,994.

On December 4, 2015, one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at $0.10 per share.  The warrants vested immediately and expire December 3, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.13 was $25,944.

On September 10, 2015, one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at the closing price as of September 9, 2015 of $0.30 per share.  The warrants vested immediately and expire on September 10, 2025.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $57,001.

On September 10, 2015, one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at the price of $0.30 per share.  The warrants vested immediately and expire on September 10, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $57,001.

On September 10, 2015, one consultant was issued 100,000 warrants as compensation to purchase shares of the Company stock at the price of $0.30 per share.  The warrants vested immediately and expire on September 10, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $28,500.

On May 5, 2015, Jeffrey Mills, a Director, was issued 200,000 warrants as compensation to purchase shares of the Company stock at the price as of May 4, 2015 of $0.25 per share.  The warrants vested immediately and are exercisable until May 5, 2025.  The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $47,817.

On May 5, 2015, one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at the price of $0.25 per share.  The warrants vested immediately and are exercisable until

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $47,817.

On May 5, 2015, one consultant was issued 50,000 warrants as compensation to purchase shares of the Company stock at the price of $0.25 per share.  The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $11,954.

On May 5, 2015, Darvin Habben, Chairman of the Board, was issued 400,000 warrants as compensation to purchase shares of the Company stock at the price of $0.25 per share.  The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $95,634.

On April 3, 2015, one consultant was issued 300,000 warrants as compensation to purchase shares of the Company stock at the price of $0.15 per share.  The warrants vested immediately and are exercisable until April 3, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 122% and a call option value of $0.14 was $42,808.

On April 21, 2014, the Company canceled 300,000 stock purchase warrants issued to four consultants on January 10, 2014.

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	April 3,	May 5,	September 10,
	2015	2015	2015
Weighted-average volatility	122%	125%	121%
Expected dividends	None	None	None
Expected term (in years)	10.00	10.00	10.00
Weighted-average risk-free interest rate	1.92%	2.19%	2.23%
Weighted-average fair value of warrants granted	$0.14	$0.21	$0.29

	December 4,	January 1,
	2015	2016
Weighted-average volatility	122%	126%
Expected dividends	None	None
Expected term (in years)	10.00	1.00
Weighted-average risk-free interest rate	1.92%	0.66%
Weighted-average fair value of warrants granted	$0.14	$0.15

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

The following table summarizes information about the Company’s stock warrant changes during the years ended February 29, 2016 and February 28, 2015:

Number of Warrants
Outstanding - February 28, 2014	495,000
Granted	700,000
Canceled or expired	(495,000)
Outstanding - February 28, 2015	700,000
Granted	4,510,000
Canceled or expired	(700,000)
Outstanding - February 29, 2016	4,510,000
Exercisable at February 29, 2016	4,510,000

The following table summarizes information about stock warrants outstanding as of February 29, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	300,000	9.08	$0.24	300,000	$0.24
$0.25	850,000	9.17	$0.24	850,000	$0.24
$0.30	500,000	9.50	$0.28	500,000	$0.28
$0.10	400,000	9.75	$0.13	400,000	$0.13
$0.15	2,460,000	0.83	$0.07	2,460,000	$0.07
$0.15 - $0.30	4,510,000	4.70	$0.14	4,510,000	$0.14

The Company recorded stock-based compensation expense of $388,532 and $62,494 for all outstanding stock warrants for the years ended February 29, 2016 and February 28, 2015, respectively.  This expense is included in selling, general and administrative expense.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of February 29, 2016, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to officers and employees of the Company.  Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the date of grant.  The terms of the options range from five to ten years from the date of grant.

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

Years Ended February 29, 2016 and February 28, 2015

requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

For the year ended February 29, 2016 the Company granted 1,292,310 options to Robert Monster, CEO with a term of 10 years and the options vested on the grant date of February 10, 2016.

In addition during the year ended February 29, 2016 the Company granted: (1) 200,000 options to Robert Monster and 400,000 options to two officers with a term of 10 years and the options vested on the grant date of December 4, 2015: (2) 200,000 options to two employees with a term of 10 years and the options vested on the grant date of September 10, 2015: (3) and 500,000 options to three employees with a term of 10 years and the options vested on the grant date of May 5, 2015.

In May 2015, Richard Pomije resigned as CEO, President, CFO and Chairman of the Board.  Due to his resignation, Mr. Pomije forfeited 2,750,000 options that were granted in October 2011.

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

The Company utilized the following key assumptions in computing the fair value of the options using the Black-Scholes pricing model:

	February 10,	December 4,
	2016	2015
Weighted-average volatility	126%	125%
Expected dividends	None	None
Expected term (in years)	1.00	10.00
Weighted-average risk-free interest rate	0.42%	1.71%

	September 10,	May 5,
	2015	2015
Weighted-average volatility	121%	125%
Expected dividends	None	None
Expected term (in years)	10.00	10.00
Weighted-average risk-free interest rate	2.23%	1.54%

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

The Company recorded stock-based compensation expense of $271,116 and $190,246 for all outstanding options for the years ended February 29, 2016 and February 28, 2015, respectively.  This expense is included in selling, general and administrative expense. As of February 29, 2016, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the basic (loss) per common share for the years ended February 29, 2016 and February 28, 2015 by $(0.025) and $(0.006), respectively.  As of February 29, 2016, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company’s stock options as of February 29, 2016 and changes during the years ended February 29, 2016 and February 28, 2015:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2014	3,960,000	$ 0.96
Granted	525,000	0.12
Canceled or expired	(1,035,000)	0.87
Outstanding - February 28, 2015	3,450,000	$ 0.96
Granted	2,592,310	0.10
Canceled or expired	(3,450,000)	0.86
Outstanding - February 29, 2016	2,592,310	$ 0.10
Exercisable at February 29, 2016	2,592,310	$ 0.10

The following table summarizes information about stock options outstanding as of February 29, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	500,000	9.17	$0.21	500,000	$0.21
$0.30	200,000	9.50	$0.25	200,000	$0.25
$0.10	600,000	9.75	$0.12	600,000	$0.12
$0.15	1,292,310	0.92	$0.02	1,292,310	$0.02
$0.10 - $0.30	2,592,310	5.21	$0.09	2,592,310	$0.09

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

Note 8. Related Party Transactions

Lease with Director/Stockholder

Since September 1, 2014 the Company has had a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $1,868 and $20,250 for the years ended February 29, 2016 and February 28, 2014, respectively.  At February 29, 2016 and February 28, 2015, the Company owed Mr. Mills $0 and $24,065, respectively, pertaining to the lease.

Accounts Payable – Related Parties

The Company had accounts payable balances due to related parties of $4,269 at February 29, 2016 due to Richard Pomije.  The balance at February 28, 2015 was $61,282 which consisted of $37,217 due to Richard Pomije and $24,065 due to Jeffrey Mills.

Deferred Officer Compensation

The Company owed deferred officer compensation to Richard Pomije, the former CEO, CFO and Chairman of the Company as of February 29, 2016 and February 28, 2015 of $0 and $352,292, respectively. On May 18, 2015, Founder Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing the Burnsville, MN office.  Mr. Pomije is asserting a continuing obligation on the part of the Company in the form of a monthly salary for a 1 year term. The Company has accrued a liability of $95,798 as of February 29, 2016.  See Note 5 for additional information.

Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15.  The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.  As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction.

Employment Agreement Share Issuance

On January 1, 2016, the Company issued 3,312,811 common shares to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015.  The shares were valued based on the employment agreement date.  As 2,597,761 shares were earned due to the one year term of the employment agreement which has not yet completed, the stock based compensation of $779,325 was recorded during the year ended February 29, 2016.  The remaining shares which were not yet vested were recorded as a subscription receivable to be recorded in the 2017 fiscal year upon the completion of the employment agreement term.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

Prepaid Domain Names

During the years ended February 29, 2016 and February 28, 2015, the Company incurred $127,005 and $190,755, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees of $127,005 and $190,755, are paid directly to Epik, LLC, a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, LLC, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije, former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%.  On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%.  In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $0 and $2,945 related to the $75,000 note payable is included in accounts payable as of February 29, 2016 and February 28, 2015, respectively, and accrued interest of $0 and $99 related to the $0 and $15,000 notes payable is included in accounts payable – related parties as of February 29, 2016 and February 28, 2015, respectively. All accrued interest was paid as of February 29, 2016.

Common Stock Subscriptions Receivable

The Company has stock subscriptions receivable due from a stockholder, Richard Pomije, the previous CEO, as of February 29, 2016 and February 28, 2015 of $0 and $625,482, respectively.  See Notes 8 and 11 for additional information.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $9,591,131 as of February 29, 2016 that will be offset against future taxable

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

income.  The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at February 29, 2016 and February 28, 2015:

	2016	2015
Net tax loss carry-forwards	$9,591,131	$8,752,466
Statutory rate	34%	34%
Expected tax recovery	3,260,985	2,975,838
Change in valuation allowance	(3,260,985)	(2,975,838)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,260,985	$2,975,838
Less: valuation allowance	(3,260,985)	(2,975,838)
Net deferred tax asset	$-	$-

Note 10. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC (“Enable”) to complete the design and development of the Company’s Sales Center Application.  The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012.  On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012.  The Company paid $13,500 on June 29, 2012.  As of February 29, 2016, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”).  The NIAAA and DigitalTown

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students.  Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company.  The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012.  In addition, as of February 28, 2015, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable.  In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software.  As of February 29, 2016, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 11. Common Stock Subscriptions Receivable

Prior to May 11, 2015, the Company had the 2007 and 2011 stock subscription agreements outstanding all of which were due from a related party: (See Notes 3 and 5 for further information).

Summary

As of February 29, 2016, the Company is owed $5,000 for stock issued and has accrued an additional $7,150 for stock which is payable during the 2017 fiscal year under the employment agreement with Robert Monster.  The Company did not have any stock receivables remaining related to the 2007 and 2010 agreements.

As of February 28, 2015, the Company had stock subscriptions receivable of $625,482 and for the year ended February 28, 2015, the Company received stock subscription payments of $15,913.

The following tables summarize information about the 2007 and 2010 agreements for stock subscriptions receivable with Richard Pomije:

Receivable balance at February 29, 2008	$ 5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	625,482
Cash collected	-
Settlement with former CEO (see Note 11)	(625,482)
Receivable balance at February 29, 2016	$ -
Summary of outstanding subscriptions:
2007 subscriptions	$ -
2010 subscription	-
Total	$ -

(1)	Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)	New subscription agreement received on June 22, 2010.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the years ended February 29, 2016 and February 28, 2015:

Years ended
	February 29, 2016	February 28, 2015
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (2,549,577)	$ (678,035)
Weighted average number of common shares outstanding	34,163,263	30,631,079
Basic net loss per share	$ (0.07)	$ (0.02)

Diluted earnings (loss) per share calculation:

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 29, 2016 and February 28, 2015

Net loss to common shareholders	$ (2,549,577)	$ (678,035)
Weighted average number of common shares outstanding	34,163,263	30,631,075
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	34,163,263	30,631,075
Diluted net loss per share	$ (0.07)	$ (0.02)

(1)

At February 29, 2016 and February 28, 2015, there were outstanding stock options equivalent to 2,592,310 and 3,450,000 common shares, respectively.  The stock options are anti-dilutive at February 29, 2016 and February 28, 2015 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At February 29, 2016 and February 28, 2015, there were outstanding warrants equivalent to 4,510,000 and 1,075,000 common shares, respectively.   The warrants are anti-dilutive at February 29, 2016 and February 28, 2015 and therefore, have been excluded from diluted earnings (loss) per share.

Note 13. Subsequent Events

On March 4, 2016, the Company completed an acquisition of the operating assets of Cloud.Market, a Washington corporation and appointed the Founder of Cloud.Market, Mr Chris Maxwell, to the newly created position of Chief Technology Officer.

On May 25, 2016, the Company entered into a stock purchase agreement for 1,600,000 restricted common shares at $0.25 per share, for total cash proceeds of $400,000.

There were no additional significant subsequent events through June 1, 2016, the date the financial statements were issued.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

1.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 29, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 29, 2016 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of February 29, 2016, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 29, 2016.  Management identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 29, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

With the implementation of these corrective actions, we believe that the previously reported material weaknesses will be remediated by the end of the first quarter of the fiscal year 2017; however such procedures will not be tested until our first quarter close.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 29, 2016 and February 28, 2015 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Contract Fees	Stock Option Awards (1)	Other Annual Compensation (2), (3), (4)	Total Compensation
Robert W. Monster CEO (Principal Executive Officer), &	2016	$ 120,000	$ -	$42,961	$ 779,325	$ 942,286
Director	2015	-	-	-	-	-
Darvin R. Habben Chairman &	2016	$ -	$ -	$23,438	$ -	$ 23,438
Director	2015	-	-	-	-	-
Richard A. Pomije, Former CEO (Principal Executive Officer), CFO President (Principal Financial Officer) &	2016	38,491	-	-	-	38,491
Chairman (5)	2015	150,000(6)	-	36,120	6,851	192,971

Paul R. Gramstad, Former CFO (Principal Financial	2016	-	-	-	-	-
Officer) (7)	2015	-	9,720	-	-	9,720

(1)

The amounts shown are the aggregate grant date fair values of these awards computed in accordance with FASB guidance now codified as ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)). The assumptions and methodologies used to calculate these amounts are discussed in Note 7 in the Notes to Financial Statements contained elsewhere in this Annual Report.

(2)	Common Stock – Robert W. Monster FY2016 $779,325 See Note 6 in the Notes to Financial Statements contained elsewhere in this Annual Report.
(3)	Automobile expenses - Richard A. Pomije: FY2015 $4,902
(4)	Medical and dental insurance –Richard A. Pomije: FY2015 $1,949
(5)	Richard A. Pomije resigned as CEO and President on May 17, 2015 and as CFO and Chairman of the Board on June 1, 2015.
(6)	Deferred compensation - Richard Pomije: FY2015 $150,000
(7)	Paul R. Gramstad served as CFO on a contract basis for FY2014 and for FY2015 until he resigned on September 17, 2014.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during the year ended February 29, 2016.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
Robert W. Monster	12/4/15	200,000	$0.10	$23,438	12/4/25
Jeffrey L. Mills	12/4/15	200,000	$0.10	$23,438	12/4/25
Darvin R. Habben	12/4/15	200,000	$0.10	$23,438	12/4/25
Robert W. Monster	02/10/16	1,292,310	$0.10	$19,523	2/10/17

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 29, 2016.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Robert W. Monster	1,292,310	-	$0.10	12/31/2016
Robert W. Monster	200,000	-	$0.10	02/10/2017
Darvin R. Habben	125,000	-	$0.10	12/31/2016

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

The Company indefinitely suspended payment of directors’ fees for the fiscal years ended February 29, 2016 and February 28, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, on an as converted basis, beneficially owned as of February 29, 2016 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock; (ii) all directors and executive officers; and (iii) all directors and executive officers as a group.  The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934.  As of May 31, 2016 we had 41,461,543 issued and outstanding shares of common stock.

Name of Beneficial Owner	Number of shares	Percentage of Outstanding Shares
Directors and Officers:
Robert W. Monster	4,605,121	11.11%
Jeffrey L. Mills	489,950	1.18%
Darvin R. Habben	1,552,000	3.74%

All directors and executive officers as a group	6,647,071	16.03%

5% Stockholders:
Richard A. Pomije	18,526,384	44.68%(1)

(1)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease with Director/Stockholder

Since September 1, 2014 the Company has had a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $1,868 and $20,250 for the years ended February 29, 2016 and February 28, 2014, respectively.  At February 29, 2016 and February 28, 2015, the Company owed Mr. Mills $0 and $24,065, respectively, pertaining to the lease.

Accounts Payable – Related Parties

The Company had accounts payable balances due to related parties of $4,269 at February 29, 2016 due to Richard Pomije.  The balance at February 28, 2015 was $61,282 which consisted of $37,217 due to Richard Pomije and $24,065 due to Jeffrey Mills.

Deferred Officer Compensation

The Company owed deferred officer compensation to Richard Pomije, the former CEO, CFO and Chairman of the Company as of February 29, 2016 and February 28, 2015 of $0 and $352,292, respectively. See Note 3 for additional information.

Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15.  The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.  As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction.

Employment Agreement Share Issuance

On January 1, 2016, the Company issued 3,312,811 common shares to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015.  The shares were valued based on the employment agreement date.  As 2,597,761 shares were earned due to the one year term of the employment agreement which has not yet completed, the stock based compensation of $779,325 was recorded during the year ended February 29, 2016.  The remaining shares which were not yet vested were recorded as a subscription receivable to be recorded in the 2017 fiscal year upon the completion of the employment agreement term.

Prepaid Domain Names

During the years ended February 29, 2016 and February 28, 2015, the Company incurred $127,005 and $190,755, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees of $127,005 and $190,755, are paid directly to Epik, LLC, a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, LLC, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije, former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%.  On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%.  In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $0 and $2,945 related to the $75,000 note payable is included in accounts payable as of February 29, 2016 and February 28, 2015, respectively, and accrued interest of $0 and $99 related to the $0 and $15,000 notes payable is included in accounts payable – related parties as of February 29, 2016 and February 28, 2015, respectively. All accrued interest was paid as of February 29, 2016.

Common Stock Subscriptions Receivable

The Company has stock subscriptions receivable due from a stockholder, Richard Pomije, the previous CEO, as of February 29, 2016 and February 28, 2015 of $0 and $625,482, respectively. See Notes 8 and 11 for additional information.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

M&K CPAS, PLLC ("M&K") served as the Company’s independent registered public accounting firm during the fiscal year ended February 29, 2016 and February 28, 2015.  The aggregate fees billed by M&K for professional services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal years ended February 29, 2016 and February 28, 2015 were $26,000 and $26,500, respectively.  There were no aggregate fees billed by M&K for other audit related services or tax services for the fiscal years ended February 29, 2016 or February 28, 2015.

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

PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)

Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 29, 2016 and February 28, 2015

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

DigitalTown, Inc.

Dated: June 6, 2016	By:
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 6, 2016	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: June 6, 2016	By: /s/ Darvin R. Haben
Darvin R. Habben
Chairman

Dated: June 6, 2016	By: /s/ Jeffrey L. Mills
Jeffrey L. Mills, Director

Dated: June 6, 2016	By: /s/ James B. Parsons
James B. Parsons, Director