Form 10-Q
period 2016-05-31
DigitalTown, Inc.
filed 2016-07-20
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☒ No

There were 41,461,543 shares of the registrant's common stock outstanding as of July 20, 2016.

2

PART I

ITEM 1.  FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Financial Statements	7-25

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	May 31,	February 29,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash	$440,951	$134,469
Accounts receivable	10,000	-
Prepaid domain name renewal fees	15,000	21,203
Total current assets	465,951	155,672
Property and equipment, net	1,344	2,229
Goodwill	32,800	-
Intangible assets	34,700	-
Total assets	$534,795	$157,901
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$83,655	$73,366
Accounts payable – related parties	4,269	4,269
Deferred revenue	70,000	-
Accrued expense	95,798	95,798
Total current liabilities	253,722	173,433
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 41,461,543 shares issued and outstanding at May 31, 2016 and February 29, 2016	414,615	414,615
Additional paid-in-capital	31,277,143	30,967,377
Stock payable	632,255	37,500
Subscriptions receivable	(5,000)	(12,150)
Accumulated deficit	(32,037,940)	(31,422,874)
Total stockholders' equity (deficit)	(281,073)	(15,532)
Total liabilities and stockholders' equity (deficit)	$534,795	$157,901

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended May 31,
	2016	2015
	(unaudited)	(unaudited)

Revenues	$30	$583
Cost of revenues	104,678	39,534
Gross profit (loss)	(104,648)	(38,951)

Operating expenses:
Selling, general and administrative expenses	510,418	434,654
Loss from operations	(615,066)	(473,605)

Other income (expense)
Gain on settlement of accounts payable	-	26,899
Loss on conversion of deferred officer compensation into equity	-	(293,633)
Total other income (expense)	-	(266,734)

Loss before income taxes	(615,066)	(740,339)

Income tax provision	-	-
Net loss	$(615,066)	$(740,339)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding – basic and diluted	41,461,543	31,656,422

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended May 31,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(615,066)	$(740,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	885	933
Gain on settlement of accounts payable	-	(26,899)
Loss on settlement of deferred officer compensation	-	293,633
Stock-based compensation expense	312,171	351,373
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	64
Prepaid domain name renewal fees	6,203	(87,021)
Accounts payable	10,289	(50,064)
Accounts payable – related parties	-	(59,562)
Accrued payroll	-	14,994
Deferred revenue	70,000	-
Deferred officer compensation	-	(20,443)
Net cash used in operating activities	(225,518)	(323,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(7,500)	-
Net cash used in investing activities	(7,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	15,000
Payments on notes payable - related party	-	(90,000)
Proceeds from cash received for stock payable	539,500	-
Proceeds from issuance of common stock	-	616,750
Net cash provided by financing activities	539,500	541,750

Net change in cash and cash equivalents	306,482	218,419
Cash and cash equivalents, beginning of period	134,469	14,660
Cash and cash equivalents, end of period	$440,951	$233,079

Non-Cash Transactions:
Issuance of common stock for stock payable	$-	$11,500
Settlement of deferred officer accrued compensation with stock receivable	$-	$331,849

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("U.S.") ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended February 29, 2016.

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names. On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize their domain names. The Company's headquarters are located at 10655 NE 4th Street, Suite 801, Bellevue, WA 98004, and its telephone and facsimile numbers are (425) 295-4564 and (425) 651-2889, respectively. The Company's Internet address is www.digitaltown.com. The Company's common stock is traded in the over-the-counter market under the ticker DGTW.

The Company's consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

At May 31, 2016 the Company had an accumulated deficit of $32,037,940.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S.") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising and development services. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer's inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has determined that an allowance for doubtful accounts is not necessary as of May 31, 2016 and February 29, 2016.

Revenue Recognition

The Company recognizes revenue when the following four criteria have been met:

•	Persuasive evidence that an agreement exists

•	Delivery has occurred

•	The price is fixed and determinable

•	Collectability is reasonably assured

The Company primarily recognizes revenue from sale of software licenses and related development services.  Software licensing and development revenue is recognized as invoiced. In the event of projects with multiple project milestones, revenue is recognized as milestones are achieved and invoices are submitted for payment.

The Company may also be merchant of record for merchant transactions processed on the DigitalTown platform.  In this case, revenue is recognized on the date of the transaction.  The Company has experience in merchant transaction fraud mitigation.  To the extent that chargebacks becomes material, the Company will implement a formal practice for allowance for doubtful accounts.

The Company also recognizes revenue from the sale of display advertising appearing on specific pages of individual spirit sites within DigitalTown's network.  Display advertising is sold by the Company directly to local merchants and placed by the Company on specific pages of individual spirit sites targeted by the local merchant.  The terms of these sales are for a fixed monthly amount for a period ranging from three months to one year.

The Company has also entered into certain third party agreements which allow display advertising to be placed on individual spirit sites within DigitalTown's network.  Per these agreements, the Company receives commissions based on a percentage of the per click or per-impression revenue generated by these ads.  The Company recognizes these commissions received as revenue.

Fair Value of Financial Instruments

Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification (ASC) 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under accounting principles generally accepted in the U.S. ("U.S. GAAP"), certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

As of May 31, 2016 and February 29, 2016, the Company does not have any financial instruments that must be measured under the new fair value standard. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Level 3 - Unobservable inputs that reflect the Company's assumptions about the assumptions that market participants would use in pricing the asset or liability.

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended May 31, 2016 and the year ended February 29, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of May 31, 2016 and February 29, 2016, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At May 31, 2016, the Company had cash balances in excess of the federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are currently being amortized over one year and the purchase of any new domain names are the only amounts being capitalized. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $885 and $933 of depreciation expense for the three months ended May 31, 2016 and May 31, 2015, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company's adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2016 or February 29, 2016.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Advertising

Advertising costs are charged to operations when incurred. The Company did not incur any advertising expense during the quarters ended May 31, 2016 or May 31, 2015.

Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured within the scope of the Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU conforms with the Company's current protocol for evaluating inventory and the Company will prospectively implement adoption of this ASU. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

Note 3. Going Concern

The Company's consolidated financial statements have been prepared using accounting principles generally accepted in the U.S. applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

At May 31, 2016 the Company had an accumulated deficit of $32,037,940.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	May 31,	February 29,
	2016	2016
Office equipment and furniture	$512,156	$512,156
Less accumulated depreciation	(510,812)	(509,927)
Property and equipment, net	$1,344	$2,229

Depreciation expense for the three months ended May 31, 2016 and 2015 was $885 and $933, respectively.

Note 5. Prepaid Domain Names

During the three months ended May 31, 2016 and 2015, the Company incurred $15,000 and $126,545, respectively, of annual domain name renewal fees and has expensed $21,203 and $39,524, respectively, to cost of revenues on a straight-line basis. The amounts paid for the annual domain name renewal fees were paid directly to Epik, LLC, a company which is controlled by Robert Monster, the Company's Chief Executive Officer. Epik, LLC, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Note 6. Accrued Expenses

Deferred Officer Compensation

Richard Pomije, the former CEO, CFO and Chairman of the Company has elected to forego a portion of his salary at various times due to the Company's limited operating funds. These amounts do not accrue interest and are due and payable as funds become available in the future. During the three months ended May 31, 2016, the Company recorded no deferred officer compensation and made no payments to Richard Pomije. During the three months ended May 31, 2015, the Company recorded $25,807 of deferred officer compensation and made payments of $46,250 to Richard Pomije. The total balance recorded as deferred officer compensation at May 31, 2016 and February 29, 2016 was $0 and $95,798, respectively. On May 11, 2015, Mr. Pomije agreed to accept the stock subscriptions receivable in lieu of his deferred officer accrued compensation. The total balance recorded as deferred officer compensation at May 11, 2015 (date of agreement), was $331,849. As a result of the difference between the amount recorded for stock subscriptions receivable and deferred officer compensation, the Company recorded a loss on conversion of deferred officer compensation into equity of $293,633 in May 2015. See Notes 9 and 15 for further information.

On May 18, 2015, Founder Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing the Burnsville, MN office.  Mr. Pomije is asserting a continuing obligation on the part of the Company in the form of a monthly salary for a 1 year term. The Company has accrued a liability of $95,798 as of February 29, 2016 and May 31, 2016.

Accrued Salary

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15. The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of May 31, 2016 and February 29, 2016, the accrued salary owed to Robert Monster was $0 and $0, respectively.

Deferred Revenue

During the three months ended May 31, 2016, the Company signed two customer agreements to perform digital support and construction services for two separate un-related companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations. As of May 31, 2016, the Company has collected $60,000 in cash and recorded $10,000 in accounts receivable from these two companies in order to fund the completion of each contract; however, as the services requested by the customers have not yet been completed, the revenue has been accrued in deferred revenue as of May 31, 2016.

Note 7. Stockholders' Equity

Fiscal 2017 Stock Transaction

During the year ended February 29, 2016, the Company issued 3,312,811 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2015. The shares were valued based on the employment agreement date. During the year ended February 29, 2016, $779,325 was expensed related to these shares. During the three months ended May 31, 2016, $214,518 was expensed related to these shares.

The May 18, 2016, the Company granted 8,292,309 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2016 which are earned monthly over the new employment agreement which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During the three months ended May 31, 2016, $36,918 was expensed related to these shares.

On March 9, 2016, the Company signed an employment agreement with Kenny Holloway for the period from March 9, 2016 through March 31, 2016. Included in the employment agreement is a common stock grant of 350,000 which vests monthly over the term of the employment agreement. During the three months ended May 31, 2016, $6,756 was expensed related to this agreement.

On March 9, 2016, the Company signed an employment agreement with Chris Maxwell for the period from March 9, 2016 through March 31, 2016. Included in the employment agreement is a common stock grant of 600,000 which vests monthly over the term of the employment agreement. During the three months ended May 31, 2016, $11,581 was expensed related to this agreement.

During the three months ended May 31, 2016, the Company received cash of $539,500 for shares of common stock which were not issued as of May 31, 2016; therefore, the stock payable increased from $37,500 at February 29, 2016 to $577,000 as of May 31, 2016.

During the three months ended May 31, 2016, the Company sold shares to two related party investors at terms below the market price and share prices offered other investors. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing.

Fiscal 2016 Stock Transaction

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

On March 5, 2016, we acquired all of the assembled workforce, patents, intellectual property, technology, trademarks, trade names, copyrights, mask works and registrations, computer software, trade secrets and non-compete agreements related to the Cloud.Market business, pursuant to an agreement dated March 5, 2016 among the Company and the owner of Cloud.Maket in consideration for our issuance of 750,000 shares of our common stock and $7,500 of cash consideration payable to the owner of Cloud.Market.  The agreement included customary representations, warranties, and covenants by us and the Cloud.Market owner.  See further details in Note 16.

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

Stock Warrants

As of May 31, 2016, the Company had 4,660,000 warrants outstanding with an average exercise price of $0.14. The warrants expire one-ten years from their date of issue and have a weighted average remaining exercise period as of May 31, 2016 of 4.45 years.

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

On March 4, 2016, three individuals were issued 30,000 warrants as compensation for services to purchase shares of the Company stock at $0.10 per share.  The warrants vested immediately and expire March 4, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 180% and a call option value of $0.08 was $11,948.

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

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	April 3,	May 5,	September 10,
	2015	2015	2015
Weighted-average volatility	122%	125%	121%
Expected dividends	None	None	None
Expected term (in years)	10.00	10.00	10.00
Weighted-average risk-free interest rate	1.92%	2.19%	2.23%
Weighted-average fair value of warrants granted	$0.14	$0.21	$0.29

	December 4,	January 1,	March 4,
	2015	2016	2016
Weighted-average volatility	122%	126%	180%
Expected dividends	None	None	None
Expected term (in years)	10.00	1.00	10.00
Weighted-average risk-free interest rate	1.92%	0.66%	2.19%
Weighted-average fair value of warrants granted	$0.14	$0.15	$0.08

The following table summarizes information about the Company's stock warrant changes during the three months ended May 31, 2016 and the year ended February 29, 2016:

Number of Warrants
Outstanding - February 28, 2015	700,000
Granted	4,510,000
Canceled or expired	(700,000)
Outstanding - February 28, 2016	4,510,000
Granted	30,000
Canceled or expired	-
Outstanding - May 31, 2016	4,540,000
Exercisable at May 31, 2016	4,540,000

The following table summarizes information about stock warrants outstanding as of May 31, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	300,000	9.08	$0.24	300,000	$0.24
$0.25	850,000	9.17	$0.24	850,000	$0.24
$0.30	500,000	9.50	$0.28	500,000	$0.28
$0.10	400,000	9.75	$0.13	400,000	$0.13
$0.15	2,490,000	0.83	$0.07	2,490,000	$0.07
$0.15 - $0.30	4,540,000	4.70	$0.14	4,540,000	$0.14

The Company recorded stock-based compensation expense of $11,948 and $246,030 for all outstanding stock warrants for the three months ended May 31, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of May 31, 2016, an aggregate of 5,000,000 shares of common stock may be granted under this plan determined by the Board of Directors. The stock options may be granted to officers and employees of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The terms of the options range from five to ten years from the date of grant.

The Company records its stock-based compensation arrangements calculating the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the consolidated statements of operations based on their grant date fair values.  The fair value of the Company's stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company's consolidated statements of operations.

No stock options were granted during the three months ended May 31, 2016.

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

The fair value of the Company's stock options have been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the option's expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company's consolidated statements of operations.

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

The Company recorded stock-based compensation expense of $0 and $105,343 for all outstanding options for the three months ended May 31, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense. As of May 31, 2016, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the basic (loss) per common share for the three months ended May 31, 2016 and 2015 by $(0.000) and $(0.003), respectively. As of May 31, 2016, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company's stock options as of May 31, 2016 and changes during the years ended February 29, 2016.

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2015	3,450,000	$0.96
Granted	2,592,310	0.10
Canceled or expired	(3,450,000)	0.86
Outstanding - February 29, 2016	2,592,310	$0.10
Granted	-	-
Canceled or expired	-	-
Outstanding – May 31, 2016	2,592,310	$0.10
Exercisable at May 31, 2016	2,592,310	$0.10

The following table summarizes information about stock options outstanding as of May 31, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	500,000	8.92	$0.21	500,000	$0.21
$0.30	200,000	9.25	$0.25	200,000	$0.25
$0.10	600,000	9.50	$0.12	600,000	$0.12
$0.15	1,292,310	0.67	$0.02	1,292,310	$0.02
$0.10 - $0.30	2,592,310	4.96	$0.09	2,592,310	$0.09

Note 9. Related Party Transactions

Lease with Director/Stockholder

Since September 1, 2014 the Company has had a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $0 and $3,150 for the three months ended May 31, 2016 and 2015, respectively. No amounts were owed by the Company to Mr. Mills at May 31, 2016 or February 29, 2016, pertaining to the lease.

Accounts Payable – Related Parties

The Company had accounts payable balances due to related parties of $4,269 at May 31, 2016 and February 29, 2016 due to Richard Pomije.

Deferred Officer Compensation

On May 18, 2015, Founder Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing the Burnsville, MN office.  Mr. Pomije is asserting a continuing obligation on the part of the Company in the form of a monthly salary for a 1 year term. The Company has accrued a liability of $95,798 as of May 31, 2016 and February 29, 2016. See Note 6 for additional information.

Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15. The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of February 29, 2016 and May 31, 2016, no accrued salary was owed to Robert Monster.

Employment Agreement Share Issuance

During the year ended February 29, 2016, the Company issued 3,312,811 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2015. The shares were valued based on the employment agreement date. During the year ended February 29, 2016, $779,325 was expensed related to these shares. During the three months ended May 31, 2016, $214,518 was expensed related to these shares.

The May 18, 2016, the Company granted 8,292,309 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2016 which are earned monthly over the new employment agreement which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During the three months ended May 31, 2016, $36,918 was expensed related to these shares.

On March 9, 2016, the Company signed an employment agreement with Kenny Holloway for the period from March 9, 2016 through March 31, 2016. Included in the employment agreement is a common stock grant of 350,000 which vests monthly over the term of the employment agreement. During the three months ended May 31, 2016, $6,756 was expensed related to this agreement.

On March 9, 2016, the Company signed an employment agreement with Chris Maxwell for the period from March 9, 2016 through March 31, 2016. Included in the employment agreement is a common stock grant of 600,000 which vests monthly over the term of the employment agreement. During the three months ended May 31, 2016, $11,581 was expensed related to this agreement.

Prepaid Domain Names

During the three months ended May 31, 2016 and 2015, the Company incurred $15,000 and $126,545, respectively, of annual domain name renewal fees and has expensed $21,203 and $39,524, respectively, to cost of revenues on a straight-line basis. The amounts paid for the annual domain name renewal fees were paid directly to Epik, LLC, a company which is controlled by Robert Monster, the Company's Chief Executive Officer. Epik, LLC, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije, former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%. On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%. In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $0 and $3,657 related to the $75,000 note payable is included in accounts payable as of May 31, 2016 and February 29, 2016, respectively, and accrued interest of $0 and $266 related to the $0 and $10,000 notes payable is included in accounts payable – related parties as of May 31, 2016 and May 31, 2015, respectively. All accrued interest was paid as of May 31, 2016.

Note 10. Income Taxes

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $9,894,026 as of May 31, 2016 that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows at May 31, 2016 and February 29, 2016:

	5/31/16	2/29/16
Net tax loss carry-forwards	$9,894,026	$9,591,131
Statutory rate	34%	34%
Expected tax recovery	3,363,969	3,260,985
Change in valuation allowance	(3,363,969)	(3,260,985)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,363,969	$3,260,985
Less: valuation allowance	(3,363,969)	(3,260,985)
Net deferred tax asset	$-	$-

Note 11. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC ("Enable") to complete the design and development of the Company's Sales Center Application. The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012. On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012. The Company paid $13,500 on June 29, 2012. As of May 31, 2016, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association ("NIAAA"). The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students. Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company. The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012. In addition, as of May 31, 2016 the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable. In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software. As of May 31, 2016, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 12. Common Stock Subscriptions Receivable

Prior to May 11, 2015, the Company had the 2007 and 2011 stock subscription agreements outstanding all of which were due from a related party: (See Notes 3 and 5 for further information).

Summary

As of May 31, 2016 and February 29, 2016, the Company is owed $5,000 and $12,500 for stock

The Company did not have any stock receivables remaining related to the 2007 and 2010 agreements.

The following tables summarize information about the 2007 and 2010 agreements for stock subscriptions receivable with Richard Pomije:

Receivable balance at February 29, 2008	$5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	625,482
Cash collected	-
Settlement with former CEO (see Note 11)	(625,482)
Receivable balance at February 29, 2016	$-
Receivable balance at May 31, 2016	$-

_________________

(1)	Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.

(2)	New subscription agreement received on June 22, 2010.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the three months ended May 31, 2016 and 2015:

	Three months ended
	May 31, 2016	May 31, 2015
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(615,066)	$(740,339)
Weighted average number of common shares outstanding	41,461,543	31,656,422
Basic net loss per share	$(0.01)	$(0.02)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(615,066)	$(740,339)
Weighted average number of common shares outstanding	41,461,543	31,656,422
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	41,461,543	31,656,422
Diluted net loss per share	$(0.01)	$(0.02)

_______________

(1)

At May 31, 2016 and May 31, 2015, there were outstanding stock options equivalent to 2,592,310 and 1,200,000 common shares, respectively.  The stock options are anti-dilutive at May 31, 2016 and 2015 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At May 31, 2016 and 2015, there were outstanding warrants equivalent to 4,540,000 and 2,225,000 common shares, respectively.   The warrants are anti-dilutive at May 31, 2016 and 2015 and therefore, have been excluded from diluted earnings (loss) per share.

Note 14. Gain on Settlement of Accounts Payable

During the quarter ended May 31, 2015, the Company settled an accounts payable amount owed to a vendor with a balance of $44,899 as of February 28, 2015 for $18,000 resulting in a gain on settlement of accounts payable of $26,899.

Note 15. Loss on Conversion of Deferred Officer Compensation into Equity

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

Note 16. Acquisitions

Cloud.Market Acquisition

On March 5, 2016, we acquired all of the assembled workforce, patents, intellectual property, technology, trademarks, trade names, copyrights, mask works and registrations, computer software, trade secrets and non-compete agreements related to the Cloud.Market business, pursuant to an agreement dated March 5, 2016 among the Company and the owner of Cloud.Market in consideration for our issuance of 750,000 shares of our common stock and $7,500 of cash consideration payable to the owner of Cloud.Market. The agreement included customary representations, warranties, and covenants by us and the Cloud.Market owner.

The allocation of the purchase price to assets based upon fair value determinations was as follows:

IP/ Technology/ Patents	$29,700
Non-compete agreements	5,000
Goodwill	32,800
Total assets acquired	$67,500

The purchase price consists of the following:

Cash	$7,500
Common stock	60,000
Total purchase price	$67,500

The unaudited supplemental pro forma results of operations of the combined entities are not included in this disclosure as the acquisition of Cloud.Market does not significantly affect the Company's results from operations.

Note 17. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at May 31, 2016and February 29, 2016 was$32,800and $0, respectively.

Intangible assets

The following table presents details of our purchased intangible assets as of May 31, 2016andFebruary 29, 2016:

	Balance at February 29, 2016	Additions	Balance at May 31, 2016

IP/ Technology/ Patents	$-	$29,700	$29,700
Non-compete agreements	-	5,000	$5,000
	$-	$34,700	$34,700

The intangible assets are being amortized on a straight line basis over their estimated useful lives of two to five years.

Amortization expense for intangible assets was $0 and $0 for the three months ended May 31, 2016 and 2015, respectively.

The estimated future amortization expense of our intangible assets as of May 31, 2016 is as follows:

Year ending February 29,	Amount
2017	12,400
2018	12,400
2019	9,900
2020	-
2021	-
Thereafter	-
Total	$34,700

Note 18. Subsequent Events

There were no additional significant subsequent events through July 20, 2016, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of May 31, 2016, and its results of operations for the three months ended May 31, 2016 and 2015, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 29, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2016, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

GENERAL

DigitalTown is building the leading platform for hosted Smart City Management. Our easy to use tools, make it easier than ever to build and manage a feature-rich Smart City for web and mobile devices for providing residents and visitors with 24/7 access to Content, Community and Commerce.

Market Opportunity

DigitalTown provides an integrated search, community, and commerce platform for both web and mobile devices. DigitalTown powers connected online communities that enable members of a community to find information, and acquire the goods and services they need locally where possible. The DigitalTown platform changes how the local economy consumes and transacts. It does this by helping local community members to "See the World through local eyes". Residents and visitors are able to use a DigitalTown powered search engine to access content, community and commerce from an easy search tool. If there are local vendors that can fulfill a product or service that relates to a search term, then these options are presented to the user. Local vendors can also become direct merchants on the platform, effectively allowing the local town to be its own "Amazon".

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

The rise of big box retail is a well-documented threat to small business. For example, Wal-Mart's entry into a new market has been found to have a strongly negative effect on existing retailers with supermarkets and discount variety stores the most adversely effected sectors, suffering sales declines of 10 to 40% after Wal-Mart moves in.

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

How the DigitalTown SmartCity Platform is part of the new SmartWeb

A core component of the DigitalTown approach is to build branded web destinations that are intuitive to discover. Part of what makes this possible is the emergence of new domain extensions that are descriptive. For example, .CITY routes a visitor to a website about a city and .MENU routes a user to a website about restaurants in that city. Due to management's long-standing relation with domain registry operators, the Company will seek to bring structure to the emerging landscape of new domain extensions, while at the same time emphasizing distribution of a unified mobile application to work as a digital companion alongside the growing network of direct navigation brands.

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

Administration

The DigitalTown platform provides integrated administrative tools for managing Content, Community and Commerce, making it easy to administer all aspects of the online economy. The administrative tools are designed from the ground up to be the back end of a smart community. For example, administrators can create Frequently Asked Questions (FAQ) that are then intelligently presented through the site search. For example, a question about "Where do I get a fishing license?" can be answered in the form of a pre-written FAQ article. This FAQ article is then intelligently suggested when someone types a fishing-related keyword into the search box on the site, 24 hours a day, 7 days a week.

Intellectual Property

Domain Name Portfolio: The Company is developing a proprietary platform for universal community management.  This proprietary platform has initially been deployed during beta testing across more than 20,000 websites, each operating on branded domain names.  Beta testing of the universal community management platform began in November 2015.  The Company expects to launch the platform in early 2016, while continuing to extend the platform through organic development and targeted acquisition of complementary technologies. A majority of the domain names owned are of the prestigious .COM domains and are rendered without hyphens, thereby making them the "high ground" from a branding perspective among the range of domains that could be conceivably registered either by the school itself or by a would-be imitator of the Company's business model. The median registration age of the domain portfolio is more than nine years old, a key signal to search engines of a website's trustworthiness.

Software: The Company is developing a proprietary platform for managing the sports media network, including the network of sports sites, a master website, and back office management tools. The Company continues to invest heavily in software but will do so with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2016 AND 2015

During the three months ended May 31, 2016, the Company recorded revenues of $30 and cost of revenues of $104,678 for a negative gross profit of $(104,648) compared to revenues of $583 and cost of revenues of $39,534 for a negative gross profit of $(38,951), for the same period in 2015. For the three months ended May 31, 2016, revenue mainly consisted of software hosting income of $30. For the comparable period, revenue consisted of commissions generated from advertising on our websites of $58 and domain name lease revenue of $525. Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $21,203, development fees of $79,937, and merchant processing fees of $603 for 2016 compared to $39,524 for 2015.

Selling, general and administrative expenses for the current three months increased by $75,764 to $510,418 compared to a year ago. Stock-based compensation expense, included in selling, general and administration expenses, was $312,171 for the three months ended May 31, 2016, compared to $351,373 for the three months ended May 31, 2015, a decrease of $39,202, compared to a year ago. Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $198,247 for the three months ended May 31, 2016, compared to $83,281 for the three months ended May 31, 2015. The increase of $114,966 was primarily due to an increase in hosting and server expense of $10,000, contractor services of $9,500, accounting fees of $15,000, executive management fees of $30,000 and health insurance costs of $13,000. The Company's overall net loss for the current three months decreased by $125,273 to $615,066.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTHS ENDED MAY 31, 2016

The Company's cash position at May 31, 2016, was $440,951, an increase of $306,482 from $134,469 at February 29, 2016. Net cash used in operating activities during the three months ended May 31, 2016 and 2015, was $225,518 and $323,331, respectively. When comparing the two periods, the decrease in cash used in operating activities of $97,813 is mainly due to an increase in deferred revenue of $70,000.

Net cash used in investing activities for the three months ended May 31, 2016 and 2015 was $7,500 and $0, respectively.

Net cash provided by financing activities for the three months ended May 31, 2016 was $539,500 which consisted of proceeds from a stockholder subscriptions receivable $539,500. For the comparable period ended May 31, 2015, the Company had net cash provided by financing activities of $541,750 which consisted of proceeds from a related party note payable of $15,000, payments on related party notes payable of $90,000 and proceeds from the issuance of common stock of $616,750.

Monthly cash operating expenses for the three months ended May 31, 2016, were approximately $85,000 per month. Based on current projections, the Company's monthly cash operating expenses going forward should be approximately $90,000 per month which includes the monthly cost for the renewal of the existing domain names of approximately $1,250. In addition to the normal monthly operating expenses, the Company's committed cash requirements for the 12 months ending May 31, 2016 include the balance due of $30,000 for expenses pertaining to the Company's Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From June 1, 2016 to July 14, 2016, the Company did not receive any cash proceeds from the sale of its common stock.

Prior to May 11, 2015, the Company had the 2007 and 2010 stock subscription agreements outstanding. See Notes 8 and 12 to the current period's consolidated financial statements for further information.

For the three months ended May 31, 2016, the Company did not receive any stock subscription payments.

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

Critical Accounting Policies

The discussion and analysis of DigitalTown, Inc.'s financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management reviews its estimates on an ongoing basis. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While DigitalTown Inc.'s significant accounting policies are described in more detail in Note 2 to its consolidated financial statements, management believes the following accounting policies to be critical to the judgments and estimates used in the preparation of its financial statements:

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

Recently Issued Accounting Pronouncements

Information regarding recently issued accounting pronouncements is included in Note 2 to the current period's consolidated financial statements.

FORWARD-LOOKING INFORMATION

Any statements contained herein related to future events are forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements. DigitalTown, Inc. undertakes no obligation to update any such statements to reflect actual events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of May 31, 2016, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, as of May 31, 2016, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, ("SEC"), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 29, 2016, that material weaknesses continue to exist in our internal control over financial reporting as of May 31, 2016, and as a result our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses that continue to exist as of May 31, 2016, our Chief Executive Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

(b) Changes in Internal Controls over Financial Reporting.

Management continues to evaluate the Company's internal controls over financial reporting to ensure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 29, 2016. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended February 29, 2016. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended May 31, 2016, the Company entered into stock purchase agreements for total cash proceeds of $539,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2016, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

_____________

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

DigitalTown, Inc.

Dated: July 20, 2016	By:	/s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer
Principal Executive Officer Principal Financial Officer

