Form 10-Q
period 2016-08-31
DigitalTown, Inc.
filed 2016-10-17
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2016

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

There were 45,211,250 shares of the registrant's common stock outstanding as of October 12, 2016.

PART I

ITEM 1. FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Consolidated Balance Sheets	4
Consolidated Statements of Operations	5
Consolidated Statements of Cash Flows	6
Notes to Financial Statements	7-25

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	August 31,	February 29,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash	$65,115	$134,469
Accounts receivable	110,000	-
Prepaid domain name renewal fees	44,705	21,203
Total current assets	219,820	155,672
Property and equipment, net	459	2,229
Goodwill	66,800	-
Intangible assets	135,778	-
Total assets	$422,857	$157,901
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,876	$73,366
Accounts payable – related parties	15,134	4,269
Deferred revenue	180,000	-
Accrued expense	95,798	95,798
Accrued payroll	23,269	-
Total current liabilities	394,077	173,433
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 45,211,250 and 41,461,543 shares issued and outstanding at August 31, 2016 and February 29, 2016, respectively	452,112	414,615
Additional paid-in-capital	32,274,896	30,967,377
Stock payable	385,811	37,500
Subscriptions receivable	-	(12,150)
Accumulated deficit	(33,084,039)	(31,422,874)
Total stockholders' equity (deficit)	28,780	(15,532)
Total liabilities and stockholders' equity	$422,857	$157,901

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ -	$ 2,403	$ 30	$ 2,986

Cost of revenues	100,931	47,547	205,609	87,081

Gross profit (loss)	(100,931)	(45,144)	(205,579)	(84,095)

Operating expenses:
Selling, general and administrative expenses (income)	945,168	215,580	1,455,586	650,234
Loss from operations	(1,046,099)	(260,724)	(1,661,165)	(734,329)
Other income (expense)
Gain on settlement of accounts payable	-	1,120	-	28,019
Loss on conversion of deferred officer compensation	-	-	-	(293,633)
Total other income (expense)	-	1,120	-	(265,614)

Loss before income tax	(1,046,099)	(259,604)	(1,661,165)	(999,943)
I Income tax provision	-	-	-	-
Net loss	$ (1,046,099)	$ (259,604)	$ (1,661,165)	$ (999,943)

Net loss per common share – basic and diluted	$ (0.03)	$ (0.01)	$ (0.04)	$ (0.03)

Weighted average common shares outstanding - basic and diluted	41,543,058	33,642,422	41,502,301	32,651,422

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended August 31,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,661,165)	$(999,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,942	1,818
Gain on settlement of accounts payable	-	(28,019)
Loss on settlement of deferred officer compensation	-	293,633
Stock-based compensation expense	977,227	351,373
Changes in operating assets and liabilities:
Accounts receivable	(110,000)	(2,020)
Prepaid domain name renewal fees	(23,502)	(39,982)
Accounts payable	6,510	(55,198)
Accounts payable – related parties	10,865	(61,282)
Accrued payroll	23,269	10,447
Deferred revenue	180,000	-
Deferred officer compensation	-	(20,443)
Net cash used in operating activities	(594,854)	(549,616)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of domain names	(26,500)
Purchase of intangible asset	(7,500)	-
Net cash used in investing activities	(34,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	15,000
Payments on notes payable - related party	-	(90,000)
Proceeds from issuance of common stock	559,500	616,750
Net cash provided by financing activities	559,500	541,750

Net change in cash and cash equivalents	(69,354)	(7,866)
Cash and cash equivalents, beginning of period	134,469	14,660
Cash and cash equivalents, end of period	$65,115	$6,794

Non-Cash Transactions:
Issuance of common stock for stock payable	$-	$11,500
Issuance of common stock for domain names	$108,750	$-
Settlement of deferred officer accrued compensation with stock receivable	$-	$331,849

The accompanying notes are an integral part of these consolidated financial statements.

Digitaltown, Inc.

Notes to the Consolidated Financial Statements

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

At August 31, 2016 the Company had an accumulated deficit of $33,084,039.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising and development services. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer's inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has determined that an allowance for doubtful accounts is not necessary as of August 31, 2016 and February 29, 2016.

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

The Company may also be merchant of record for merchant transactions processed on the DigitalTown platform.  In this case, revenue is recognized on the date of the transaction.  The Company has experience in merchant transaction fraud mitigation.  To the extent that chargebacks become material, the Company will implement a formal practice for allowance for doubtful accounts.

The Company also recognizes revenue from the sale of display advertising appearing on specific pages of individual sites within DigitalTown's network.  Display advertising is sold by the Company directly to local merchants and placed by the Company on specific pages of individual sites targeted by the local merchant.  The terms of these sales are for a fixed monthly amount for a period ranging from three months to one year.

The Company has also entered into certain third party agreements which allow display advertising to be placed on individual sites within DigitalTown's network.  Per these agreements, the Company receives commissions based on a percentage of the per click or per-impression revenue generated by these ads.  The Company recognizes these commissions received as revenue.

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

As of August 31, 2016 and February 29, 2016, the Company does not have any financial instruments that must be measured under the new fair value standard. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended August 31, 2016 or the year ended February 29, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of August 31, 2016 and February 29, 2016, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000.

Prepaid Domain Names

The annual domain name renewal fees are currently amortized over one year and the purchase of any new domain names are the only amounts being capitalized. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $1,770 and $1,818 of depreciation expense for the six months ended August 31, 2016 and August 31, 2015, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company's adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2016 or February 29, 2016.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Advertising

Advertising costs are charged to operations when incurred. The Company did not incur any advertising expense during the quarters ended August 31, 2016 or August 31, 2015.

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

At August 31, 2016 the Company had an accumulated deficit of $33,084,039.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	August 31,	February 29,
	2016	2016
Office equipment and furniture	$512,156	$512,156
Less accumulated depreciation	(511,696)	(509,927)
Property and equipment, net	$459	$2,229

Depreciation expense for the six months ended August 31, 2016 and 2015 was $1,770 and $1,818, respectively.

Note 5. Prepaid Domain Names

During the six months ended August 31, 2016 and 2015, the Company incurred $57,500 and $127,005, respectively, of annual domain name renewal fees and has expensed $33,997 and $87,023, respectively, to cost of revenues on a straight-line basis. The amounts paid for the annual domain name renewal fees were paid directly to Epik, LLC, a company which is controlled by Robert Monster, the Company's Chief Executive Officer. Epik, LLC, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Note 6. Accrued Expenses

Deferred Compensation to Former officer

From time to time, Richard Pomije, the former CEO, CFO and Chairman of the Company elected to forego a portion of his salary  due to the Company's limited operating funds.  On May 11, 2015, Mr. Pomije agreed to accept a stock subscription receivable in lieu of his deferred officer accrued compensation. The total balance recorded as deferred officer compensation at May 11, 2015 was $331,849. As a result of the difference between the amount recorded for stock subscriptions receivable and deferred officer compensation, the Company recorded a loss on conversion of deferred officer compensation into equity of $293,633 in May 2015. See Notes 9 and 15 for further information.

On May 18, 2015, Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing of the Burnsville, MN office.  However, Mr. Pomije is asserting a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 is due in addition to the stock subscription receivable. The Company has accrued a liability of $95,798 as of February 29, 2016 and August 31, 2016.

Accrued Salary

On February 10, 2016, Robert W. Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15. The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of August 31, 2016 and February 29, 2016, the accrued salary owed to Robert Monster was $20,000 and $0, respectively.

Deferred Revenue

During the three months ended August 31, 2016, the Company signed two customer agreements to perform digital support and construction services for two separate un-related companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations. As of August 31, 2016, the Company has collected $70,000 in cash and recorded $110,000 in accounts receivable from these two companies in order to fund the completion of each contract; however, as the services requested by the customers have not yet been completed, the revenue has been recorded as deferred revenue as of August 31, 2016.

Note 7. Stockholders' Equity

Fiscal 2017 Stock Transaction

During the year ended February 29, 2016, the Company issued 3,312,811 common shares to Robert W. Monster, CEO, in accordance with his employment agreement date May 18, 2015. The shares were valued based on the employment agreement date. During the year ended February 29, 2016, $779,325 was expensed related to these shares. During the six months ended August 31, 2016, $214,518 was expensed related to these shares.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert W. Monster, CEO, in accordance with his employment agreement date May 18, 2016 which vest monthly over the new employment agreement which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During the six months ended August 31, 2016, $298,182 was expensed related to these shares.

On March 9, 2016, the Company signed an employment agreement with Kenneth Holloway for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 350,000 shares which vests monthly over the term of the employment agreement. During the six months ended August 31, 2016, $14,244 was expensed related to this agreement.

Also March 9, 2016, the Company signed an employment agreement with Christopher T. Maxwell for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 600,000 shares which vests monthly over the term of the employment agreement. During the six months ended August 31, 2016, $24,419 was expensed related to this agreement.

On July 9, 2016, the Company signed an employment agreement with Adee K.I. Wada for the period from July 9, 2016 through July 9, 2017. Included in the employment agreement is a common stock grant of 1,000,000 shares which vests monthly over 48 months. During the six months ended August 31, 2016, $11,466 was expensed related to this agreement.

During the six months ended August 31, 2016, the Company received cash of $559,500 for 2,699,707 shares of common stock from various investors.

During the six months ended August 31, 2016, the Company sold shares to two related party investors at terms below the market price and share prices available other investors. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing.

During the six months ended August 31, 2016, the Company issued 275,000 common shares to two individuals in order to purchase domain name rights.  The fair value of the shares issued was $108,750 based on the respective domain name purchase agreements date and the closing market price on that date.  The assets were recorded as intangible assets with an indefinite life; which will be evaluated for impairment on an annual basis.

During the six months ended August 31, 2016, the Company issued 775,000 shares to three directors and one consultant for services provided to the company.  The value of the shares issued was $372,000 based on the fair market value of the common stock on the date of grant.

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

Stock Warrants

As of August 31, 2016, the Company had 4,660,000 warrants outstanding with an average exercise price of $0.14. These warrants expire between one and ten years from their date of issue and have a weighted average remaining exercise period of 4.15 years.

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

On March 4, 2016, as compensation for services rendered three individuals were issued 30,000 warrants to purchase shares of the Company stock at $0.10 per share.  The warrants vested immediately and expire March 4, 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 180% and a call option value of $0.08 was $11,948.

On December 4, 2015, as compensation one board member was issued 200,000 warrants purchase shares of the Company stock at $0.10 per share.  The warrants vested immediately and expire December 3, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.13 was $25,994.

On December 4, 2015, as payment for services rendered one consultant was issued 200,000 warrants to purchase shares of the Company stock at $0.10 per share.  The warrants vested immediately and expire December 3, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.13 was $25,944.

On September 10, 2015, as payment for services rendered one consultant was issued 200,000 warrants to purchase shares of the Company stock at the closing price as of September 9, 2015 of $0.30 per share. The warrants vested immediately and expire on September 10, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $57,001.

On September 10, 2015, as payment for services rendered one consultant was issued 200,000 warrants as compensation to purchase shares of the Company stock at the price of $0.30 per share.  The warrants vested immediately and expire on September 10, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $57,001.

On September 10, 2015, as payment for services rendered one consultant was issued 100,000 warrants as compensation to purchase shares of the Company stock at the price of $0.30 per share. The warrants vested immediately and expire on September 10, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 121% and a call option value of $0.285 was $28,500.

On May 5, 2015, Jeffrey Mills, a Director, was issued 200,000 warrants to purchase shares of the Company stock at the price as of May 4, 2015 of $0.25 per share. The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $47,817.

On May 5, 2015, as payment for services rendered one consultant was issued 200,000 warrants to purchase shares of the Company stock at the price of $0.25 per share. The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $47,817.

On May 5, 2015, as payment for services rendered one consultant was issued 50,000 warrants to purchase shares of the Company stock at the price of $0.25 per share. The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $11,954.

On May 5, 2015, Darvin Habben, Chairman of the Board, was issued 400,000 warrants to purchase shares of the Company stock at the price of $0.25 per share. The warrants vested immediately and are exercisable until May 5, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 125% and a call option value of $0.24 was $95,634.

On April 3, 2015, as payment for services rendered one consultant was issued 300,000 warrants to purchase shares of the Company stock at the price of $0.15 per share. The warrants vested immediately and are exercisable until April 3, 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate of 122% and a call option value of $0.14 was $42,808.

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

The following table summarizes information about the Company's stock warrant changes during the six months ended August 31, 2016 and the year ended February 29, 2016:

Number of Warrants
Outstanding - February 28, 2015	700,000
Granted	4,510,000
Canceled or expired	(700,000)
Outstanding - February 28, 2016	4,510,000
Granted	30,000
Canceled or expired	-
Outstanding - August 31, 2016	4,540,000
Exercisable at August 31, 2016	4,540,000

The following table summarizes information about stock warrants outstanding as of August 31, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	300,000	9.08	$0.24	300,000	$0.24
$0.25	850,000	9.17	$0.24	850,000	$0.24
$0.30	500,000	9.50	$0.28	500,000	$0.28
$0.10	400,000	9.75	$0.13	400,000	$0.13
$0.15	2,490,000	0.83	$0.07	2,490,000	$0.07
$0.15 - $0.30	4,540,000	4.70	$0.14	4,540,000	$0.14

The Company recorded stock-based compensation expense of $11,948 and $246,030 for all outstanding stock warrants for the six months ended August 31, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of August 31, 2016, an aggregate of 5,000,000 shares of common stock may be granted under this plan and must  be approved by the Board of Directors. The stock options may be granted to officers and employees of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The terms of the options range from five to ten years from the date of grant.

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

No stock options were granted during the six months ended August 31, 2016.

For the year ended February 29, 2016 the Company granted 1,292,310 options to Robert Monster, CEO with a term of 10 years and the options vested on the grant date of February 10, 2016.

In addition, during the year ended February 29, 2016 the Company granted: (1) 200,000 options to Robert Monster and 400,000 options to two officers with a term of 10 years and the options vested on the grant date of December 4, 2015: (2) 200,000 options to two employees with a term of 10 years and the options vested on the grant date of September 10, 2015: (3) and 500,000 options to three employees with a term of 10 years and the options vested on the grant date of May 5, 2015.

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

The Company recorded stock-based compensation expense of $0 and $105,343 for all outstanding options for the six months ended August 31, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense. As of August 31, 2016, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the basic (loss) per common share for the six months ended August 31, 2016 and 2015 by $(0.000) and $(0.003), respectively. As of August 31, 2016, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company's stock options as of August 31, 2016 and changes during the years ended February 29, 2016.

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2015	3,450,000	$0.96
Granted	2,592,310	0.10
Canceled or expired	(3,450,000)	0.86
Outstanding - February 29, 2016	2,592,310	$0.10
Granted	-	-
Canceled or expired	-	-
Outstanding – August 31, 2016	2,592,310	$0.10
Exercisable at August 31, 2016	2,592,310	$0.10

The following table summarizes information about stock options outstanding as of August 31, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	500,000	8.92	$0.21	500,000	$0.21
$0.30	200,000	9.25	$0.25	200,000	$0.25
$0.10	600,000	9.50	$0.12	600,000	$0.12
$0.15	1,292,310	0.67	$0.02	1,292,310	$0.02
$0.10 - $0.30	2,592,310	4.96	$0.09	2,592,310	$0.09

Note 9. Related Party Transactions

Lease with Director/Stockholder

Since September 1, 2014 the Company has had a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $0 and $3,150 for the six months ended August 31, 2016 and 2015, respectively. No amounts were owed by the Company to Mr. Mills at August 31, 2016 or February 29, 2016, pertaining to the lease.

Accounts Payable – Related Parties

The Company had accounts payable balances due to related parties of $15,134 and $4,269 at August 31, 2016 and February 29, 2016, respectively.  These amounts are due to Richard Pomije, an employee, and a vendor.

Deferred Officer Compensation

On May 18, 2015, Founder Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing the Burnsville, MN office.  Mr. Pomije is asserting a continuing obligation on the part of the

Company in the form of a monthly salary for a 1 year term. The Company has accrued a liability of $95,798 as of August 31, 2016 and February 29, 2016. See Note 6 for additional information.

Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15. The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of August 31, 2016 and February 29, 2016, the accrued salary owed to Robert Monster was $20,000 and $0, respectively.

Employment Agreement Share Issuance

During the year ended February 29, 2016, the Company issued 3,312,811 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2015. The shares were valued based on the employment agreement date. During the year ended February 29, 2016, $779,325 was expensed related to these shares. During the six months ended August 31, 2016, $214,518 was expensed related to these shares.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2016 which are earned monthly over the new employment agreement which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During the six months ended August 31, 2016, $298,182 was expensed related to these shares.

On March 9, 2016, the Company signed an employment agreement with Kenny Holloway for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 350,000 which vests monthly over the term of the employment agreement. During the six months ended August 31, 2016, $14,244 was expensed related to this agreement.

On March 9, 2016, the Company signed an employment agreement with Chris Maxwell for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 600,000 which vests monthly over the term of the employment agreement. During the six months ended August 31, 2016, $24,419 was expensed related to this agreement.

On July 9, 2016, the Company signed an employment agreement with Adee Wada for the period from July 9, 2016 through July 9, 2017. Included in the employment agreement is a common stock grant of 1,000,000 which vests monthly over 48 months. During the six months ended August 31, 2016, $11,466 was expensed related to this agreement.

Prepaid Domain Names

During the six months ended August 31, 2016 and 2015, the Company incurred $57,500 and $127,005, respectively, of annual domain name renewal fees and has expensed $33,997 and $87,023, respectively, to cost of revenues on a straight-line basis. The amounts paid for the annual domain name renewal fees were paid directly to Epik, LLC, a company which is controlled by Robert Monster, the Company's Chief Executive Officer. Epik, LLC, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije,the Company’s  former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%. On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%. In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $0 and $3,657 related to the $75,000 note payable is included in accounts payable as of August 31, 2016 and February 29, 2016, respectively, and accrued interest of $0 and $266 related to the $0 and $10,000 notes payable is included in accounts payable – related parties as of August 31, 2016 and August 31, 2015, respectively. All accrued interest was paid as of August 31, 2016.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $10,275,069 as of August 31, 2016 that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows at August 31, 2016 and February 29, 2016:

	8/31/16	2/29/16
Net tax loss carry-forwards	$10,275,069	$9,591,131
Statutory rate	34%	34%
Expected tax recovery	3,493,523	3,260,985
Change in valuation allowance	(3,493,523)	(3,260,985)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,493,523	$3,260,985
Less: valuation allowance	(3,493,523)	(3,260,985)
Net deferred tax asset	$-	$-

Note 11. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On August 22, 2011, the Company entered into a nine-month agreement with Enable Consulting, LLC ("Enable") to complete the design and development of the Company's Sales Center Application. The Company committed up to $66,000 for the development and maintenance support of this software application through May 31, 2012. On June 27, 2012, the Company signed an amendment to its existing contract with Enable to establish payment terms for the remaining balance due Enable of $36,000 and prioritize the remaining unresolved maintenance items which Enable was to have completed by August 15, 2012. The Company paid $13,500 on June 29, 2012. As of August 31, 2016, the maintenance items remain unresolved and the Company has a balance due Enable of $22,500, which is included in accounts payable.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association ("NIAAA"). The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students. Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company. The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012. In addition, as of May 31, 2016 the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable. In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software. As of August 31, 2016, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 12. Common Stock Subscriptions Receivable

Prior to May 11, 2015, the Company had the 2007 and 2011 stock subscription agreements outstanding all of which were due from a related party: (See Notes 3 and 5 for further information).

Summary

As of August 31, 2016 and February 29, 2016, the Company is owed $0 and $12,500 for stock

The Company did not have any stock receivables remaining related to the 2007 and 2010 agreements.

The following tables summarize information about the 2007 and 2010 agreements for stock subscriptions receivable with Richard Pomije, former CEO, CFO and Chairman.

Receivable balance at February 29, 2008	$5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	625,482
Cash collected	-
Settlement with former CEO (see Note 11)	(625,482)
Receivable balance at February 29, 2016	$-
Receivable balance at August 31, 2016	$-

_________________

(1)	Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.
(2)	New subscription agreement received on June 22, 2010.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the six months ended August 31, 2016 and 2015:

	Six months ended
	August 31, 2016	August 31, 2015
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(1,661,165)	$(999,943)
Weighted average number of common shares outstanding	41,502,301	32,651,422
Basic net loss per share	$(0.04)	$(0.03)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(1,661,165)	$(999,943)
Weighted average number of common shares outstanding	41,502,301	32,651,422
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	41,502,301	32,651,422
Diluted net loss per share	$(0.04)	$(0.03)

_______________

(1)

At August 31, 2016 and 2015, there were outstanding stock options equivalent to 2,592,310 and 1,200,000 common shares, respectively.  The stock options are anti-dilutive at August 31, 2016 and 2015 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2016 and 2015, there were outstanding warrants equivalent to 4,540,000 and 2,225,000 common shares, respectively.  The warrants are anti-dilutive at August 31, 2016 and 2015 and therefore, have been excluded from diluted earnings (loss) per share.

Note 14. Gain on Settlement of Accounts Payable

During the six months ended August 31, 2015, the Company settled an accounts payable amount owed to a vendor with a balance of $44,899 as of February 28, 2015 for $18,000 resulting in a gain on settlement of accounts payable of $26,899.  One other accounts payable item was settled during the three months ended August 31, 2015 which resulted in an additional gain of $1,120.

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

The allocation of the purchase price to assets based upon fair value determinations was as follows:

Non-compete agreements	$700
Goodwill	66,800
Total assets acquired	$67,500

The purchase price consists of the following:

Cash	$7,500
Common stock	60,000
Total purchase price	$67,500

The unaudited supplemental pro forma results of operations of the combined entities are not included in this disclosure as the acquisition of Cloud.Market does not significantly affect the Company's results from operations.

Note 17. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at August 31, 2016, and February 29, 2016, was $66,800 and $0, respectively.

Intangible assets

The following table presents details of our purchased intangible assets as of August 31, 2016 and February 29, 2016:

	Balance at February 29, 2016	Additions	Amortization	Balance at August 31, 2016

Non-compete agreements	$-	$700	$ (172)	$528
Domain name rights	-	135,250	-	135,250
Total	$-	$700	$ (172)	$135,778

During the six months ended August 31, 2016, the Company issued 275,000 common shares and paid $26,500 in cash, for a total consideration given of $135,250 to three individuals in order to purchase domain name rights.  The fair value of the shares issued was $108,750 based on the respective domain name purchase agreements date and the closing market price on that date.  The assets were recorded as intangible assets with an indefinite life; which will be evaluated for impairment on an annual basis.

The intangible assets, except for the domain name rights which are indefinite lived, are being amortized on a straight line basis over their estimated useful lives of two years.

Amortization expense for intangible assets was $172 and $0 for the six months ended August 31, 2016 and 2015, respectively.

The estimated future amortization expense of our intangible assets as of August 31, 2016 is as follows:

Year ending February 29,	Amount
2017	175
2018	353
2019	-
2020	-
2021	-
Thereafter	-
Total	$528

Note 18. Subsequent Events

On September 13, 2016 the Company entered into a stock purchase agreement for 100% of the company Rezserve Technologies, Ltd for $1,600,000.  Payment was made with 3,000,000 shares of the Company’s common stock and a secured convertible note in the amount of $400,000.

There were no additional significant subsequent events through October 10, 2016, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of August 31, 2016, and its results of operations for the three and six months ended August 31, 2016 and 2015, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 29, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2016, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

Company Overview

GENERAL

DigitalTown is building the leading platform for hosted Smart City Management. Our easy to use tools make it easy for the cities and municipalities to build and manage a feature-rich Smart City for web and mobile devices.  This, in turn, provides residents and visitors with 24/7 access to Content, Community and Commerce.

Market Opportunity

DigitalTown provides an integrated search, community and commerce platform for both web and mobile devices. DigitalTown powers connected online communities that enable members of a community to find information, and acquire the goods and services they need locally where possible. The DigitalTown platform changes how the local economy consumes and transacts. It does this by helping local community members to "See the World through local eyes". Residents and visitors are able to use a DigitalTown powered search engine to access content, community and commerce from an easy search tool. If there are local vendors that can fulfill a product or service that relates to a search term, then these options are presented to the user. Local vendors can also become direct merchants on the platform, effectively allowing the local town to be its own "Amazon".

The Strategic Importance of Local Online Economic Development

The DigitalTown platform elevates local communities to an advanced state of technical capability. Whereas most cities have historically taken a hands-off approach towards the Internet, city management now looks at the Internet as an integral part of the city’s strategic plan for economic wellbeing.

The continued rapid expansion of big box retailers and steep growth of national eCommerce creates increasing pressure on locally owned small businesses. This dual threat requires a new approach to online economic development –one that equips local merchants with the means to compete locally as well as sell nationally cost-effective.

Why the DigitalTown solution makes sense now

The DigitalTown platform is a cost effective solution for enabling and community to become a smart community, connected to shared content and local commerce. A key enabler for this capability is the rapid adoption of SmartPhones that are powered by common frameworks, notably Apple iOS and Android. The result is that nearly every adult is now able to communicate and transact in real-time using their SmartPhone as a proxy of their identity, reputation, preferences and methods of payment. In effect, the SmartPhone has become the Digital Wallet. The massive early success of Uber has proven that the consumer is ready to use their Digital Wallet as a means for interacting and transacting with other members of a digitally connected community. We believe this opportunity is global and goes beyond ride-sharing. The missing ingredient in many cases is the presence of a trusted platform that connects stakeholders. We further believe that our approach which emphasizes public-private partnerships will enable accelerated adoption particularly in rural communities where trust of technology is lower and yet where economic models are at greatest risk.

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

Intellectual Property

Domain Name Portfolio.  The Company is developing a proprietary platform for Smart City Management.  As part of this platform rollout, the Company has secured approximately 12,000 of the .CITY domains that map to significant population centers.  DigitalTown has methodically secured the .CITY domains through both acquisition from existing registrants, or via direct purchase from the operator of the .CITY registrar.

Software:  The Company has developed a proprietary platform for enabling any city to become a Smart City, incorporating advanced features for economic development, community engagement and digital inclusion.  In addition the Company has completed acquisitions of 3 software companies: Cloud.Market, Software Masters, Inc and Reserve Ltd, each of which brought significant intellectual property and has been integrated into the DigitalTown platform.  The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2016 AND 2015

During the three months ended August 31, 2016, the Company recorded revenues of $0 and cost of revenues of $100,931 for a negative gross profit of $(100,931) compared to revenues of $2,403 and cost of revenues of $47,547 for a negative gross profit of $(45,144), for the same period in 2015. For the three months ended August 31, 2016 there was no revenue. For the comparable period, revenue mainly consisted of commissions and ad revenue generated from advertising on our websites of $1,818 and domain name lease revenue of $585. Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $11,897 for 2016 compared to $47,547 for 2015 development fees of $88,691 and merchant processing fees of $343 for 2016 compared to $0 for 2015.

Selling, general and administrative expenses for the current three months increased by $729,588 to $945,168 compared to a year ago. Stock-based compensation expense, included in selling, general and administration expenses, was $665,056 for the three months ended August 31, 2016, compared to $0 for the three months ended August 31, 2015, an increase of $665,056, compared to a year ago. Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $280,112 for the three months ended August 31, 2016, compared to $215,580 for the three months ended August 31, 2015. The increase of $64,532 was primarily due to an increase in contractor services of  $57,615, travel costs of $10,820, and conferences and trade show costs of $9,820, hosting and server expense of $3,432,  and a decrease in management fees of $12,500, and professional fees of $5,350.  The Company's overall net loss for the current three months increased by $786,495 to $1,046,099.

SIX MONTHS ENDED AUGUST 31, 2016 AND 2015

During the six months ended August 31, 2016, the Company recorded revenues of $30 and cost of revenues of $205,609 for a negative gross profit of $(205,579) compared to revenues of $2,986 and cost of revenues of $87,081 for a negative gross profit of $(84,095), for the same period in 2015.  For the six months ended August 31, 2016, revenue consisted of software hosting income of $30.  For the comparable period, revenue consisted of commissions and ad revenue generated from advertising on our websites of $1,876 and domain name lease revenue of $1,110.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees of $36,036 for 2016 compared to $87,022 for 2015, development fees of $168,627 for 2016 compared to $49 for 2015, and merchant processing fees of $946 for 2016 compared to $0 for 2015.

Selling, general and administrative expenses for the current six months increased by $805,352 to $1,455,586 compared to a year ago.  Stock-based compensation expense, included in selling, general and administration expenses, was $977,227 for the six months ended August 31, 2016, compared to $351,373 for the six months ended August 31, 2015, an increase of $625,854, compared to a year ago.  Excluding non-cash stock compensation expense for the two comparable periods, selling, general, and administrative expenses were $478,359 for the six months ended August 31, 2016, compared to $298,861 for the six months ended August 31, 2015.  The increase of $179,498 was primarily due to increases in contractor services of $67,046, executive management costs of $50,000, travel expenses of $16,322, hosting and server expense of $13,587, salary expense of $12,930, professional fees of $12,189, conference and trade show expenses of $11,197, office supplies and expense of $6, partially offset by a decrease in rent and communication expenses of $10,053.  The Company’s overall net loss for the current six months increased by $661,222 to $1,661,165.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTHS ENDED AUGUST 31, 2016

The Company's cash position at August 31, 2016, was $65,115, a decrease of $69,354 from $134,469 at February 29, 2016. Net cash used in operating activities during the six months ended August 31, 2016 and 2015, was $594,854 and $549,616, respectively. When comparing the two periods, the increase in cash used in operating activities of $45,238 is mainly due to an increase in deferred revenue of $180,000 and an increase in accounts receivable of $110,000.

Net cash used in investing activities for the six months ended August 31, 2016 and 2015 was $34,000 and $0, respectively.

Net cash provided by financing activities for the six months ended August 31, 2016 was $559,500 which consisted of proceeds from issuance of common stock. For the comparable period ended August 31, 2015, the Company had net cash provided by financing activities of $541,750 which consisted of proceeds from a related party note payable of $15,000, payments on related party notes payable of $90,000 and proceeds from the issuance of common stock of $616,750.

Monthly cash operating expenses for the six months ended August 31, 2016, were approximately $110,000 per month. Based on current projections, the Company's monthly cash operating expenses going forward should be approximately $100,000 per month. In addition to the normal monthly operating expenses, the Company's committed cash requirements for the 12 months ending August 31, 2017 include the balance due of $30,000 for expenses pertaining to the Company's Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From September 1, 2016 to October 10, 2016, the Company did not receive any cash proceeds from the sale of its common stock.

 Prior to May 11, 2015, the Company had the 2007 and 2010 stock subscription agreements outstanding. See Notes 8 and 12 to the current period's consolidated financial statements for further information.

For the six months ended August 31, 2016, the Company did not receive any stock subscription payments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of August 31, 2016, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, as of August 31, 2016, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, ("SEC"), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 29, 2016, that material weaknesses continue to exist in our internal control over financial reporting as of August 31, 2016, and as a result our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses that continue to exist as of August 31, 2016, our Chief Executive Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

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

During the fiscal quarter ended August 31, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended August 31, 2016, the Company entered into stock purchase agreements for total cash proceeds of $559,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2016, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

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

DigitalTown, Inc.

Dated: October 14, 2016	By:	/s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer
Principal Executive Officer Principal Financial Officer