Form 10-Q
period 2016-11-30
DigitalTown, Inc.
filed 2017-01-17
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016

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

There were 52,606,000 shares of the registrant's common stock outstanding as of January 12, 2017.

PART I

ITEM 1. FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Consolidated Balance Sheets	4
Consolidated Statements of Operations and Comprehensive Loss	5
Consolidated Statements of Cash Flows	6
Notes to Financial Statements	7-25

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	November 30,	February 29,
	2016	2016
	(unaudited)
ASSETS
Current assets:
Cash	$583,208	$134,469
Accounts receivable, net	25,501	-
Prepaid domain name renewal fees	48,215	21,203
Other current assets	1,080	-
Total current assets	658,004	155,672
Property and equipment, net	4,484	2,229
Goodwill	1,384,480	-
Intangible assets, net	315,833	-
Total assets	$2,362,801	$157,901
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$114,925	$73,366
Accounts payable – related parties	107,978	100,067
Deferred revenue	190,000	-
Accrued expense	30,175	-
Accrued payroll	54,852	-
Convertible note payable – related party	400,000	-
Total current liabilities	897,930	173,433
Total liabilities	897,930	173,433

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 45,211,250 and 41,461,543 shares issued and outstanding at November 30, 2016 and February 29, 2016, respectively	452,112	414,615
Additional paid-in-capital	32,283,444	30,967,377
Stock payable	2,803,306	37,500
Subscriptions receivable	-	(12,150)
Accumulated deficit	(34,080,329)	(31,422,874)
Accumulated other comprehensive income	6,338	-
Total stockholders' equity (deficit)	1,464,871	(15,532)
Total liabilities and stockholders' equity (deficit)	$2,362,801	$157,901

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ 105,084	$ 824	$ 105,114	$ 3,811

Cost of revenues	129,515	84,886	335,124	171,968

Gross profit (loss)	(24,431)	(84,062)	(230,010)	(168,157)

Operating expenses:
Selling, general and administrative expenses	963,311	282,669	2,418,897	932,902
Loss from operations	(897,742)	(366,731)	(2,648,907)	(1,101,059)
Other income (expense)
Interest expense	(8,548)	-	(8,548)	-
Gain on settlement of accounts payable	-	-	-	28,019
Loss on conversion of deferred officer compensation	-	-	-	(293,633)
Total other income (expense)	(8,548)	-	(8,548)	(265,614)

Loss before income tax	(996,290)	(366,731)	(2,657,455)	(1,366,673)
I Income tax provision	-	-	-	-
Net loss	$ (996,290)	$ (366,731)	$ (2,657,455)	$ (1,366,673)

Other comprehensive loss:
Foreign currency translation adjustment	6,338	-	6,338	-
Comprehensive loss	$ (989,952)	$ (366,731)	$ (2,651,117)	$ (1,366,673)

Net loss per common share – basic and diluted	$ (0.02)	$ (0.01)	$ (0.06)	$ (0.04)

Weighted average common shares outstanding - basic and diluted	45,211,250	33,642,422	42,729,626	32,980,677

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended November 30,
	2016	2015
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,657,455)	$(1,366,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,503	2,703
Gain on settlement of accounts payable	-	(28,019)
Loss on settlement of deferred officer compensation	-	293,633
Bad debt expense	50,000	-
Imputed interest expense	8,548	-
Stock-based compensation expense	1,285,732	543,866
Changes in operating assets and liabilities:
Accounts receivable	(37,077)	(1,514)
Prepaid domain name renewal fees	(26,508)	2,056
Accounts payable	36,734	11,029
Accounts payable – related parties	7,911	(61,282)
Accrued expense	45,257	73,489
Deferred revenue	190,000	-
Deferred officer compensation	-	(20,443)
Net cash used in operating activities	(1,080,355)	(551,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of domain names	(46,500)	-
Proceeds from of Rezserve Technologies, Ltd. acquisition	34,256	-
Purchase of intangible asset	(75,230)	-
Net cash used in investing activities	(19,744)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	-	15,000
Payments on notes payable - related party	-	(90,000)
Proceeds from common stock sales	1,542,500	616,750
Net cash provided by financing activities	1,542,500	541,750

Effect of exchange rate changes on cash	6,338	-

Net change in cash and cash equivalents	448,739	(9,405)
Cash and cash equivalents, beginning of period	134,469	14,661
Cash and cash equivalents, end of period	$583,208	$5,256

Non-Cash Transactions:
Issuance of common stock for stock payable	$-	$11,500
Issuance of common stock for domain names	$154,740	$-
Settlement of deferred officer accrued compensation with stock receivable	$-	$331,849

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

At November 30, 2016 the Company had an accumulated deficit of $34,080,329.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least November 30, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

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

Accounts Receivable

Accounts receivable arose from the sale of and commission earned from display advertising and development services. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer's inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has has an allowance for doubtful accounts of $102,001 and $0 as of November 30, 2016 and February 29, 2016, respectively.

Revenue Recognition

The Company recognizes revenue when the following four criteria have been met:

•	Persuasive evidence that an agreement exists

•	Delivery has occurred

•	The price is fixed and determinable

•	Collectability is reasonably assured

The Company primarily recognizes revenue from sale of software licenses and related development services. Software licensing and development revenue is recognized as it is earned. In the event of projects with multiple project milestones, revenue is recognized as milestones are achieved on a relative fair value basis.

The Company may also be the merchant of record for merchant transactions processed on the DigitalTown platform.  In this case, revenue is recognized on the date of the transaction.  The Company has experience in merchant transaction fraud mitigation.  To the extent that chargebacks become material, the Company will implement a formal practice for allowance for doubtful accounts.

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

The Company has also entered into certain third party agreements which allow display advertising to be placed on individual sites within DigitalTown's network.  Per these agreements, the Company receives commissions based on a percentage of the per click or per-impression revenue generated by these ads.  The Company recognizes these commissions received as revenue in the period they are earned.

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

As of November 30, 2016 and February 29, 2016, the Company does not have any financial instruments that must be measured under the new fair value standard. The Company's financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended November 30, 2016 or the year ended February 29, 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of November 30, 2016 and February 29, 2016, the Company had no cash equivalents.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $2,784 and $2,702 of depreciation expense for the nine months ended November 30, 2016 and November 30, 2015, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company's adoption on March 1, 2009 of the provisions specifically related to uncertain tax positions resulted in no cumulative effect adjustment.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2016 or February 29, 2016.  In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Advertising

Advertising costs are charged to operations when incurred. The Company did not incur any advertising expense during the nine months ended November 30, 2016 or November 30, 2015.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory be measured within the scope of the Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this Update are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU conforms with the Company's current protocol for evaluating inventory and the Company will prospectively implement adoption of this ASU. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

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

At November 30, 2016 the Company had an accumulated deficit of $34,080,329.  The Company anticipates that expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least November 30, 2017.  In the event that the Company is unable to obtain additional capital in the future, the Company would be forced to further reduce operating expenses and/or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	November 30,	February 29,
	2016	2016
Office equipment and furniture	$527,893	$512,156
Less accumulated depreciation	(523,409)	(509,927)
Property and equipment, net	$4,484	$2,229

Depreciation expense for the nine months ended November 30, 2016 and 2015 was $2,784 and $2,702, respectively.

Note 5. Prepaid Domain Names

During the nine months ended November 30, 2016 and 2015, the Company incurred $75,230 and $127,005, respectively, of annual domain name renewal fees and has expensed $48,218 and $129,855, respectively, to cost of revenues on a straight-line basis. The amounts paid for the annual domain name renewal fees were paid directly to

Epik Holdings Inc., a company which is controlled by Robert Monster, the Company's Chief Executive Officer. Epik Holdings Inc., then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Note 6. Accrued Expenses and Accounts Payable – Related Party

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

Accounts Payable – Related Parties

On May 18, 2015, Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing of the Burnsville, MN office.  However, Mr. Pomije is asserting a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 is due in addition to the stock subscription receivable. The Company has accrued a liability, included in accounts payable - related parties, of $100,067 as of February 29, 2016 and November 30, 2016.

As of November 30, 2016, the Company owes $7,911 due to advances made to Rezserve Technologies, Ltd. by the prior owner which is within accounts payable – related parties.

Accrued Salary

On February 10, 2016, Robert W. Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15. The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of November 30, 2016 and February 29, 2016, the accrued salary owed to Robert Monster was $30,000 and $0, respectively.

Deferred Revenue

During the nine months ended November 30, 2016, the Company signed three customer agreements to perform digital support and construction services for three separate un-related companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations. As of November 30, 2016, the Company has collected $140,000 in cash and recorded $50,000 in accounts receivable, and $50,000 in allowance for doubtful accounts from these three companies in order to fund the completion of each contract; however, as the services requested by the customers have not yet been completed, the revenue has been recorded as deferred revenue as of November 30, 2016.

Note 7. Stockholders' Equity

Fiscal 2017 Stock Transaction

During the year ended February 29, 2016, the Company issued 3,312,811 common shares to Robert W. Monster, CEO, in accordance with his employment agreement date May 18, 2015. The shares were valued based on the employment agreement date. During the year ended February 29, 2016, $779,325 was expensed related to these shares. During the nine months ended November 30, 2016, $214,518 was expensed related to these shares.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert W. Monster, CEO, in accordance with his employment agreement date May 18, 2016, which vest monthly over the new employment agreement which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During the nine months ended November 30, 2016, $556,607 was expensed related to these shares.

On March 9, 2016, the Company signed an employment agreement with Kenneth Holloway for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 350,000 shares which vests monthly over the term of the employment agreement. During the nine months ended November 30, 2016, $21,651 was expensed related to this agreement.

Also March 9, 2016, the Company signed an employment agreement with Christopher T. Maxwell for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 600,000 shares which vests monthly over the term of the employment agreement. During the nine months ended November 30, 2016, $37,116 was expensed related to this agreement.

On July 9, 2016, the Company signed an employment agreement with Adee K.I. Wada for the period from July 9, 2016 through July 9, 2017. Included in the employment agreement is a common stock grant of 1,000,000 shares which vests monthly over 48 months. During the nine months ended November 30, 2016, $30,788 was expensed related to this agreement.

On October 1, 2016, the Company signed an employment agreement with Faris Oweis for the period from October 1, 2016 until terminated. Included in the employment agreement is a common stock grant of 250,000 shares which vests monthly over 48 months. During the nine months ended November 30, 2016, $10,654 was expensed related to this agreement.

During the nine months ended November 30, 2016, the Company received cash of $1,542,500 for 2,699,707 shares of common stock issued and $983,000 in stock payables due to various investors.

During the nine months ended November 30, 2016, the Company sold shares to two related party investors at terms below the market price and share prices available other investors. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing.

During the nine months ended November 30, 2016, the Company entered into agreements to purchase domain name rights with three individuals for common stock.  The Company issued 275,000 common shares and recorded additional stock payable of $45,990 for another 84,750 shares.  The total fair value of the shares was $154,740 based on the respective domain name purchase agreements date and the closing market price on that date.  The assets were recorded as intangible assets with an indefinite life; which will be evaluated for impairment on an annual basis.

During the nine months ended November 30, 2016, the Company issued 775,000 shares to three directors and one consultant for services provided to the company.  The value of the shares issued was $372,000 based on the fair market value of the common stock on the date of grant.

On September 14, 2016, the Company closed on a Stock Purchase Agreement for 100% of the Canadian corporation, Rezserve Technologies, Ltd.  Pursuant to the agreement, the Company purchased all of the issued and outstanding stock of Rezserve Technologies, Ltd. in consideration for an aggregate of $1,480,000, of which 3,000,000 shares of stock (valued at $1,080,000 as a stock payable as of November 30, 2016) were accrued and due at the closing, and $400,000 was financed by way of a secured convertible note. The terms of the note include interest at 0% per annum.  Principal will be due and payable within one year of September 13, 2016.

The Company imputed interest expense of $8,548 related to the $400,000 convertible note payable – related party as an increase in additional paid in capital during the three months ended November 30, 2016.

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

Stock Warrants

As of November 30, 2016, the Company had 4,660,000 warrants outstanding with an average exercise price of $0.14. These warrants expire between one and ten years from their date of issue and have a weighted average remaining exercise period of 4.15 years.

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

The following table summarizes information about the Company's stock warrant changes during the nine months ended November 30, 2016 and the year ended February 29, 2016:

Number of Warrants
Outstanding - February 28, 2015	700,000
Granted	4,510,000
Canceled or expired	(700,000)
Outstanding - February 28, 2016	4,510,000
Granted	30,000
Canceled or expired	-
Outstanding - November 30, 2016	4,540,000
Exercisable at November 30, 2016	4,540,000

The following table summarizes information about stock warrants outstanding as of November 30, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	300,000	9.08	$0.24	300,000	$0.24
$0.25	850,000	9.17	$0.24	850,000	$0.24
$0.30	500,000	9.50	$0.28	500,000	$0.28
$0.10	400,000	9.75	$0.13	400,000	$0.13
$0.15	2,490,000	0.83	$0.07	2,490,000	$0.07
$0.15 - $0.30	4,540,000	4.70	$0.14	4,540,000	$0.14

The Company recorded stock-based compensation expense of $11,948 and $388,532 for all outstanding stock warrants for the nine months ended November 30, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan. As of November 30, 2016, an aggregate of 5,000,000 shares of common stock may be granted under this plan and must be approved by the Board of Directors. The stock options may be granted to officers and employees of the Company. Options granted under this plan are non-qualified stock options and have exercise prices and vesting terms established by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The terms of the options range from five to ten years from the date of grant.

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

No stock options were granted during the nine months ended November 30, 2016.

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

The Company recorded stock-based compensation expense of $0 and $155,334 for all outstanding options for the nine months ended November 30, 2016 and 2015, respectively. This expense is included in selling, general and administrative expense. As of November 30, 2016, the Company has not recorded any tax benefit from this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense impacted the basic (loss) per common share for the nine months ended November 30, 2016 and 2015 by $(0.000) and $(0.003), respectively. As of November 30, 2016, there was no remaining unrecognized compensation expense to be recognized over future periods.

The following table summarizes information about the Company's stock options as of November 30, 2016 and changes during the years ended February 29, 2016.

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2015	3,450,000	$0.96
Granted	2,592,310	0.10
Canceled or expired	(3,450,000)	0.86
Outstanding - February 29, 2016	2,592,310	$0.10
Granted	-	-

Canceled or expired	-	-
Outstanding – November 30, 2016	2,592,310	$0.10
Exercisable at November 30, 2016	2,592,310	$0.10

The following table summarizes information about stock options outstanding as of November 30, 2016:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.25	500,000	8.92	$0.21	500,000	$0.21
$0.30	200,000	9.25	$0.25	200,000	$0.25
$0.10	600,000	9.50	$0.12	600,000	$0.12
$0.15	1,292,310	0.67	$0.02	1,292,310	$0.02
$0.10 - $0.30	2,592,310	4.96	$0.09	2,592,310	$0.09

Note 9. Related Party Transactions

Lease with Director/Stockholder

Since September 1, 2014 the Company has had a month-to-month agreement requiring rental payments of $1,050 per month. Mr. Mills invoiced the Company $0 and $3,150 for the nine months ended November 30, 2016 and 2015, respectively. No amounts were owed by the Company to Mr. Mills at November 30, 2016 or February 29, 2016, pertaining to the lease.

Accounts Payable – Related Parties

On May 18, 2015, Richard Pomije resigned from the Company.  At that time, the Board of Directors was aware of no continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with closing of the Burnsville, MN office.  However, Mr. Pomije is asserting a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 is due in addition to the stock subscription receivable. The Company has accrued a liability, included in accounts payable - related parties, of $100,067 as of February 29, 2016 and November 30, 2016.

As of November 30, 2016, the Company owes $7,911 due to advances made to Rezserve Technologies, Ltd. by the prior owner which is within accounts payable – related parties.

Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 common shares and 1 year stock options with an exercise price of $0.15. The shares and warrants were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the value of the shares and warrants equaled the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of November 30, 2016 and February 29, 2016, the accrued salary owed to Robert Monster was $30,000 and $0, respectively.

Employment Agreement Share Issuance

During the year ended February 29, 2016, the Company issued 3,312,811 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2015. The shares were valued based on the employment agreement date. During the year ended February 29, 2016, $779,325 was expensed related to these shares. During the nine months ended November 30, 2016, $214,518 was expensed related to these shares.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert Monster, CEO, in accordance with his employment agreement date May 18, 2016 which are earned monthly over the new employment agreement which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During the nine months ended November 30, 2016, $556,607 was expensed related to these shares.

On March 9, 2016, the Company signed an employment agreement with Kenny Holloway for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 350,000 which vests monthly over the term of the employment agreement. During the nine months ended November 30, 2016, $21,651 was expensed related to this agreement.

On March 9, 2016, the Company signed an employment agreement with Chris Maxwell for the period from March 9, 2016 through March 31, 2017. Included in the employment agreement is a common stock grant of 600,000 which vests monthly over the term of the employment agreement. During the nine months ended November 30, 2016, $37,116 was expensed related to this agreement.

On July 9, 2016, the Company signed an employment agreement with Adee Wada for the period from July 9, 2016 through July 9, 2017. Included in the employment agreement is a common stock grant of 1,000,000 which vests monthly over 48 months. During the nine months ended November 30, 2016, $30,788 was expensed related to this agreement.

On October 1, 2016, the Company signed an employment agreement with Faris Oweis for the period from October 1, 2016 until terminated. Included in the employment agreement is a common stock grant of 250,000 shares which vests monthly over 48 months. During the nine months ended November 30, 2016, $10,654 was expensed related to this agreement.

Prepaid Domain Names

During the nine months ended November 30, 2016 and 2015, the Company incurred $75,230 and $127,005, respectively, of annual domain name renewal fees and has expensed $48,218 and $129,855, respectively, to cost of revenues on a straight-line basis. The amounts paid for the annual domain name renewal fees were paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company's Chief Executive Officer. Epik Holdings Inc., then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs of $7.85 and $0.25, respectively, per domain name.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Richard Pomije,the Company’s  former CEO, CFO and Chairman for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%. On August 14, 2014, the Company made a $10,000 principal payment on the $75,000 note payable leaving a remaining principal balance of $75,000 on the two notes payable as of February 28, 2015. On April 3, 2015, the Company signed an additional unsecured promissory note with Richard Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%. In May 2015, the Company paid off all three notes payable resulting in no notes payable owed as of May 31, 2015. Accrued interest of $0 and $3,657 related to the $75,000 note payable is included in accounts payable – related party as of November 30, 2016 and February 29, 2016, respectively, and accrued interest of $0 and $266 related to the $0 and $10,000 notes payable is included in accounts payable – related parties as of November 30, 2016 and February 29, 2016, respectively. All accrued interest was paid as of November 30, 2016.

Convertible Note Payable – Related Party

On September 14, 2016, the Company signed a secured convertible note of $400,000 with Clint Skidmore as part of the stock purchase agreement of Rezserve Technology Ltd.  See Note 16.  The interest free note is due and payable within one year and is convertible into up to 1,000,000 shares of Company Common Stock at a conversion price of $0.40 per share.  The Company evaluated the note to determine whether a beneficial conversion feature should be recorded, but determined that as the fixed exercise price exceeded the closing market price on the note issuance date, that no beneficial conversion feature was present.  The imputed interest expense of $8,548 related to the

$400,000 note payable was recorded as an increase in additional paid in capital during the three months ended November 30, 2016.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling approximately $10,890,587 as of November 30, 2016 that will be offset against future taxable income. The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows at November 30, 2016 and February 29, 2016:

	11/30/16	2/29/16
Net tax loss carry-forwards	$10,890,587	$9,591,131
Statutory rate	34%	34%
Expected tax recovery	3,702,800	3,260,985
Change in valuation allowance	(3,702,800)	(3,260,985)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,702,800	$3,260,985
Less: valuation allowance	(3,702,800)	(3,260,985)
Net deferred tax asset	$-	$-

Note 11. Commitments and Contingencies

The Company is exposed to asserted and unasserted claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On December 8, 2010, the Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association ("NIAAA"). The NIAAA and DigitalTown will work together to establish a national, standardized system for recording schedules, scores, rosters and statistics for interscholastic sports teams and individual students. Pursuant to the agreement, the Company has committed to pay the expenses related to this strategic partnership; however, any expenses in excess of $5,000 must be preapproved by the Company. The Company has committed to deposit $50,000 for such expenses for the first fiscal year of the contract which the Company has paid as of February 29, 2012. In addition, as of May 31, 2016, the Company has paid $20,000 of the $50,000 due for the second fiscal year of the contract and the balance due of $30,000 is included in accounts payable. In addition, the Company has committed to donate 25% of the annual net sponsorship revenue in the scheduling and stats areas of its websites, with a total annual donation cap of $3,000,000, to yet to be named program funds that promote youth activities and the NIAAA. Lastly, the Company has committed to a minimal revenue share of $100,000 per year with the future launch of its beta 3 software. As of November 30, 2016, the Company has not yet launched its beta 3 software nor has it generated any net sponsorship revenue.

Note 12. Common Stock Subscriptions Receivable

Prior to May 11, 2015, the Company had the 2007 and 2011 stock subscription agreements outstanding all of which were due from a related party: (See Notes 3 and 5 for further information).

Summary

As of November 30, 2016, and February 29, 2016, the Company is owed $0 and $12,500 for stock.

The Company did not have any stock receivables remaining related to the 2007 and 2010 agreements.

The following tables summarize information about the 2007 and 2010 agreements for stock subscriptions receivable with Richard Pomije, former CEO, CFO and Chairman.

Receivable balance at February 29, 2008	$5,030,795
Cash collected	(523,832)
Receivable balance at February 28, 2009	4,506,963
Cash collected	(337,500)
2007 Subscription agreement pricing revised (1)	(2,275,000)
Receivable balance at February 28, 2010	1,894,463
New subscription agreement (2)	300,000
Cash collected	(771,809)
Receivable balance at February 28, 2011	1,422,654
Cash collected	(123,000)
Receivable balance at February 29, 2012	1,299,654
Cash collected	(320,800)
Receivable balance at February 28, 2013	978,854
Cash collected	(337,459)
Receivable balance at February 28, 2014	641,395
Cash collected	(15,913)
Receivable balance at February 28, 2015	625,482
Cash collected	-
Settlement with former CEO (see Note 11)	(625,482)
Receivable balance at February 29, 2016	$-
Receivable balance at November 30, 2016	$-

_________________

(1)	Amendment to the terms of the subscription agreements received by the Company on October 5, 2007 for 1,300,000 restricted common shares reducing the price paid per share from $2.50 to $0.75.
(2)	New subscription agreement received on June 22, 2010.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the nine months ended November 30, 2016 and 2015:

	Nine months ended
	November 30, 2016	November 30, 2015
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(2,657,455)	$(1,366,673)
Weighted average number of common shares outstanding	42,729,626	32,980,677
Basic net loss per share	$(0.06)	$(0.04)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(2,657,455)	$(1,366,673)
Weighted average number of common shares outstanding	42,729,626	32,980,677
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	42,729,626	32,980,677
Diluted net loss per share	$(0.06)	$(0.04)

_______________

(1)

At November 30, 2016 and 2015, there were outstanding stock options equivalent to 2,592,310 and 1,400,000 common shares, respectively.  The stock options are anti-dilutive at November 30, 2016 and 2015 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2016 and 2015, there were outstanding warrants equivalent to 4,540,000 and 2,725,000 common shares, respectively.  The warrants are anti-dilutive at November 30, 2016 and 2015 and therefore, have been excluded from diluted earnings (loss) per share.

Note 14. Gain on Settlement of Accounts Payable

During the nine months ended November 30, 2015, the Company settled an accounts payable amount owed to a vendor with a balance of $44,899 as of February 28, 2015, for $18,000 resulting in a gain on settlement of accounts payable of $26,899.  One other accounts payable item was settled during the nine months ended November 30, 2015 which resulted in an additional gain of $1,120.

Note 15. Loss on Conversion of Deferred Officer Compensation into Equity

On May 11, 2015, Richard Pomije, the former CEO, CFO and Chairman of the Company agreed to accept the stock subscriptions receivable in lieu of his deferred officer accrued compensation. As of May 11, 2015, (date of agreement), the balance recorded as deferred officer compensation was $331,849 and the balance recorded as stock subscriptions receivable was $625,482. The agreement resulted in a loss on conversion of deferred officer compensation of $293,633.

Note 16. Acquisitions

Rezserve Technologies Ltd. Acquisition

On September 14, 2016, the Company closed on a Stock Purchase Agreement for 100% of the Canadian corporation, Rezserve Technologies, Ltd.  Pursuant to the agreement, the Company purchased all of the issued and outstanding stock of Rezserve Technologies, Ltd. in consideration for an aggregate of $1,480,000, of which 3,000,000 shares of stock were accrued and due at the closing, and $400,000 was financed by way of a secured convertible note. The terms of the note include interest at 0% per annum.  Principal will be due and payable within one year of September 13, 2016.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $1,317,680 of goodwill.

According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

Assets, net of liabilities	$34,708
IP/Technology	30,842
Customer Base	77,295
Trade-Name/Marks	19,475
Goodwill	1,317,680
Total assets acquired	$1,480,000

The purchase price consists of the following:

Convertible note payable – related party	$400,000
Common stock	1,080,000
Total purchase price	$1,480,000

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been March 1, 2016 or March 1, 2015 are as follows:

	Combined Pro Forma:
	For the 9 months ended
	November 30,
	2016	2015
Revenues	$262,971	$265,260

Cost of revenues	(355,124)	(171,968)

Gross profit (loss)	(92,153)	93,292

Operating expenses:
Selling, general and administrative expenses	(2,566,716)	(1,131,781)

Loss from operations	(2,658,869)	(1,038,489)

Other income (expense)	(8,548)	(265,614)

Net loss	$(2,667,417)	$(1,304,103)

Weighted average number of common shares
Outstanding – basic and fully diluted	42,729,626	32,980,677

Net loss per share – basic and fully diluted	$(0.06)	$(0.04)

 Cloud.Market Acquisition

On March 5, 2016, The Company acquired all of the assembled workforce, patents, intellectual property, technology, trademarks, trade names, copyrights, mask works and registrations, computer software, trade secrets and non-compete agreements related to the Cloud.Market business, pursuant to an agreement dated March 5, 2016 among the Company and the owner of Cloud.Market in consideration for our issuance of 750,000 shares of our common stock and $7,500 of cash consideration payable to the owner of Cloud.Market. The agreement included customary representations, warranties, and covenants by us and the Cloud.Market owner.

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

Note 17. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at November 30, 2016, and February 29, 2016, was $1,384,480 and $0, respectively.   See Note 16 for details related to the goodwill balances acquired during the nine months ended November 30, 2016.

Intangible assets

The following table presents details of our purchased intangible assets as of November 30, 2016 and February 29, 2016:

	Balance at February 29, 2016	Additions	Amortization	Balance at November 30, 2016

Non-compete agreements	$-	$700	$ (259)	$441
IP/Technology	-	30,842	(3,253)	27,589
Customer Base	-	77,295	(8,153)	69,142
Trade-Name/Marks	-	19,475	(2,054)	17,421
Domain name rights	-	201,240	-	201,240
Total	$-	$329,552	$ (13,719)	$315,833

During the nine months ended November 30, 2016, the Company issued 275,000 common shares, recorded additional stock payable for 84,750 shares, and paid $46,500 in cash, for a total consideration given of $201,240 to three individuals in order to purchase domain name rights.  The fair value of the shares issued and recorded was $154,740 based on the respective domain name purchase agreements date and the closing market price on that date.  The assets were recorded as intangible assets with an indefinite life; which will be evaluated for impairment on an annual basis.

The intangible assets, except for the domain name rights which are indefinite lived, are being amortized on a straight line basis over their estimated useful lives of two to five years.

Amortization expense for intangible assets was $13,719 and $0 for the nine months ended November 30, 2016 and 2015, respectively.

The estimated future amortization expense of our intangible assets as of November 30, 2016 is as follows:

Year ending November 30,	Amount
2017	25,662
2018	25,641
2019	25,522
2020	25,522
2021	12,062
Thereafter	-
Total	$114,410

Note 18. Convertible Note Payable – Related Party

On September 14, 2015, the Company signed a secured convertible note of $400,000 with Clint Skidmore as part of the stock purchase agreement of Rezserve Technology Ltd.  See Note 16.  The interest free note is due and payable within one year and is convertible into up to 1,000,000 shares of Company Common Stock at a conversion price of $0.40 per share.  The Company evaluated the note to determine whether a beneficial conversion feature should be recorded, but determined that as the fixed exercise price exceeded the closing market price on the note issuance date, that no beneficial conversion feature was present.  The imputed interest expense of $8,548 related to the $400,000 note payable was recorded as an increase in additional paid in capital during the three months ended November 30, 2016.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Note 19. Subsequent Events

On December 1, 2016, The Company entered into an asset purchase agreement with the owners of Appointment.com LLC.  The Company acquired all software source code and customer and system data of Appointment.com for 1,625,000 shares of stock.

During the period from December 1 through January 10, 2017, the Company issued 7,394,750 shares to investors and directors for amounts that were accrued in common stock payable as of November 30, 2016.

There were no additional significant subsequent events through January 11, 2017, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition of the Company as of November 30, 2016, and its results of operations for the three and nine months ended November 30, 2016 and 2015, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended February 29, 2016.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2016, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Software:  The Company has developed a proprietary platform for enabling any city to become a Smart City, incorporating advanced features for economic development, community engagement and digital inclusion.  In addition, the Company has completed acquisitions of 3 software companies: Cloud.Market, Software Masters, Inc and Reserve Ltd, each of which brought significant intellectual property and has been integrated into the DigitalTown platform.  The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

During the three months ended November 30, 2016, the Company recorded revenues of $105,084 and cost of revenues of $129,515 for a negative gross profit of $(24,431) compared to revenues of $824 and cost of revenues of $84,886 for a negative gross profit of $(84,062), for the same period in 2015. For the three months ended November 30, 2016 there was 105,084 in revenue primarily from the Rezserve Technologies Ltd. acquisition. For the comparable period, revenue mainly consisted of commissions and ad revenue generated from advertising on our websites of $824. Cost of revenue consisted of amortization of prepaid annual domain name renewal fees, development fees and merchant processing fees.

Selling, general and administrative expenses for the current three months increased by $680,642 to $963,311 compared to a year ago.  The increase was primarily due to an increase in contractor services and stock based compensation.  The Company's overall net loss for the current three months increased by $629,559 to $996,290.

NINE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

During the nine months ended November 30, 2016, the Company recorded revenues of $105,114 and cost of revenues of $335,124 for a negative gross profit of $(230,010) compared to revenues of $3,811 and cost of revenues of $171,968 for a negative gross profit of $(168,157), for the same period in 2015.  For the nine months ended November 30, 2016, revenue consisted primarily of Rezserve Technologies Ltd. revenues due to the acquisition during the quarter.  For the comparable period, revenue consisted of commissions and ad revenue generated from advertising on our websites.  Cost of revenue consisted of amortization of prepaid annual domain name renewal fees, development fees, and merchant processing fees.

Selling, general and administrative expenses for the current nine months increased by $1,485,995 to $2,418,897 compared to a year ago. The primarily reasons for the increase were due to Stock-based compensation expense of $1,285,732 compared to $543,866 during the prior year period.  The Company’s overall net loss for the current six months increased by $1,290,782 to $2,657,455.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTHS ENDED NOVEMBER 30, 2016

The Company's cash position at November 30, 2016, was $583,208, an increase of $448,739 from $134,469 at February 29, 2016. Net cash used in operating activities during the nine months ended November 30, 2016 and 2015, was $1,080,355 and $551,155, respectively. When comparing the two periods, the increase in cash used in operating activities was primarily due to an increase in deferred revenue of $190,000 and an increase in stock based compensation of $741,866.

Net cash used in investing activities for the nine months ended November 30, 2016 and 2015 was $19,744 and $0, respectively.

Net cash provided by financing activities for the nine months ended November 30, 2016 was $1,542,500 which consisted of proceeds from issuance of common stock. For the comparable period ended November 30, 2015, the Company had net cash provided by financing activities of $541,750 which consisted of proceeds from a related party note payable of $15,000, payments on related party notes payable of $90,000 and proceeds from the issuance of common stock of $616,750.

Monthly cash operating expenses for the nine months ended November 30, 2016, were approximately $110,000 per month. Based on current projections, the Company's monthly cash operating expenses going forward should be approximately $100,000 per month. In addition to the normal monthly operating expenses, the Company's committed cash requirements for the 12 months ending November 30, 2017 include the balance due of $30,000 for expenses pertaining to the Company's Strategic Partnership Agreement with the NIAAA and $22,500 pertaining to a software development maintenance agreement. From December 1, 2016 to January 10, 2017, the Company did not receive any cash proceeds from the sale of its common stock.

In summary, we believe our current cash reserves, future proceeds from the issuance of our common stock and proceeds from the sale and/or lease of current domain names will not be sufficient to enable us to operate for the next 12 months. In the event that we are unable to raise additional capital through the sale of our common stock or sell and/or lease additional domain names on acceptable terms, we would be forced to reduce operating expenses and/or cease operations altogether.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of November 30, 2016, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness, as of November 30, 2016, of our disclosure controls and procedures, as defined in Rules 13(a)-13(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, ("SEC"), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as previously discussed in Item 9A of our Form 10-K for the fiscal year ended February 29, 2016, that material weaknesses continue to exist in our internal control over financial reporting as of November 30, 2016, and as a result our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses that continue to exist as of November 30, 2016, our Chief Executive Officer has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the U.S. ("U.S. GAAP").

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

During the fiscal quarter ended November 30, 2016, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended November 30, 2016, the Company entered into stock purchase agreements for total cash proceeds of $1,542,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2016, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

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

DigitalTown, Inc.

Dated: January 16, 2017	By:	/s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer
Principal Executive Officer Principal Financial Officer