Form 10-K
period 2017-02-28
DigitalTown, Inc.
filed 2017-06-13
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10655 NE 4th Street, Suite 801 Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (425) 295-4564

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock

Par Value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes    ☒ No

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate value of the Company’s common stock held by non-affiliates of the Company as of August 31, 2016 was $9,291,387, based on the closing sale price for the Company’s common stock on that date of $0.45.

There were 57,856,000 shares of the registrant’s common stock outstanding as of June 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

There are incorporated by reference in this report on Form 10-K certain previously filed exhibits identified in Part III, Item 13 hereof.

PART I

ITEM 1. BUSINESS

GENERAL

DigitalTown, Inc. (“The Company”, “We”, “Us”, “Our” and “DigitalTown”) provides turn-key hosted solutions to power a comprehensive platform for government entities, citizens and merchants. Our solutions improve the quality of life for residents and visitors through integrated technology for economic development, civic engagement, digital inclusion and smart tourism for cities around the world. The easy to use platform helps city officials and local merchants manage a feature-rich Smart City for web and mobile devices, and provides residents and visitors with access to Content, Community and Commerce.

The Company’s fiscal year end is the last day in February. Our current fiscal year ended on February 28, 2017 and we refer to as “fiscal 2017”. Last year, our fiscal year ended on February 29, 2016 and we refer this year as “fiscal 2016”.

Market Opportunity

We provide an integrated search, community, and commerce platform for both web and mobile devices. DigitalTown powers connected online communities that enable members of a community to find information and acquire the goods and services they need locally when possible. The DigitalTown platform is intended to improve how the local economy consumes and transacts. It does this by helping local community citizens interact with city government, as well as local merchants. Residents and visitors are able to use the DigitalTown powered search engine to access content, community and commerce from an easy search tool. If there are local vendors that can fulfill a product or service that relates to a search term, then those options are presented to the user. Local vendors can also become direct merchants on the platform, effectively allowing the local town to be its own hub for mass commerce.

The Strategic Importance of Local Online Economic Development

The DigitalTown platform elevates local communities to an advanced state of technical capability. To date, most cities have historically taken a hands-off approach towards the Internet. However, we believe city management will further consider the Internet as an integral part of their strategic plan for economic growth.

The continued expansion of big box retailers and steep growth of national eCommerce has created an increased number of challenges for locally owned small businesses. This requires a new approach to online economic development – one that equips local merchants with the means to compete locally and sell nationally. DigitalTown provides a cost-effective solution to help local businesses compete against entities with greater reach, scale and resources.

Why the DigitalTown solution makes sense now

The DigitalTown platform is a cost-effective solution for enabling a community to become a smart community, which we define as connected to shared content and local commerce. A key enabler for this capability is the continued growth of smartphones that are powered by common frameworks, such as Apple iOS and Android. The use of smartphones has enabled individuals to communicate and transact in real-time anywhere they choose using their smartphone, which serves as a proxy for identity, reputation, preferences and method of payment. In effect, the smartphone has become the Digital Wallet. We believe this opportunity is global and our approach, which emphasizes public-private partnerships, will enable accelerated adoption particularly in rural communities where trust of technology is lower, the need is potentially the greatest, and economic models are at the greatest risk.

How the DigitalTown SmartCity Platform is part of the new SmartWeb

A core component of the DigitalTown approach is to build branded web destinations that are intuitive to discover. Part of what makes this possible is the emergence of new domain extensions that are descriptive. For example, .CITY routes a visitor to a website about a city and .MENU routes a user to a website about restaurants in that city. Due to management’s long-standing relation with domain registry operators, the Company will seek to bring structure to the emerging landscape of domain extensions, while at the same time emphasizing distribution of a unified mobile application to work as a digital companion alongside the growing network of direct navigation brands.

The DigitalTown Platform

The DigitalTown platform supports powerful online and mobile communities. We tap into locally relevant news and content in order to keep community members informed. We provide community tools to keep community members connected. We enable commerce and fulfillment in local communities thereby helping residents to buy locally while equipping merchants to sell locally, nationally and even globally.

Content Search

The DigitalTown search engine serves as the core of the local experience. Whereas most residents may go once or twice per year to the official city site, the DigitalTown-powered search engine is designed for daily use as a preferred homepage for local residents and businesses. This will be accomplished through a combination of marketing and education to residents. In addition, we believe adoption can happen through building a strong level of trust with the residents since our platform will be endorsed or supported by the local government whom the residents know. This compares to large national companies with limited to no connection to the local residents.

Community

Consumers are already familiar with social networking through applications like Facebook and Twitter. The integrated DigitalTown web service and mobile app make it easy to stay informed, as well as to connect and communicate with other members of a given community. Community members can message, join groups, shop online, and make payments.

Commerce

The DigitalTown platform provides merchants with a turn-key solution for online commerce. Once the approved merchant loads SKU’s and inventory available for sale, the merchants can begin selling without any setup fees or capital investment costs. Transaction processing services are provided by DigitalTown, thereby eliminating the need for each retailer to secure a merchant processing account. The community may also enable a private currency for use within the community.

Courier and Delivery Management

In a growing number of participating cities, an integrated courier and delivery application is included, enabling approved delivery service providers to be notified about items from merchants to be picked up and delivered to the customer, thereby enabling any approved merchant to also offer delivery services to the end-customer. Delivery time is chosen by the customer and can be hours to days.

Administration

The DigitalTown platform provides integrated administrative tools for managing Content, Community and Commerce, making it easy to administer. The administrative tools are designed to be the back end of the smart community. For example, administrators can create Frequently Asked Questions (FAQ) that are then presented through the site search. This FAQ article is then systematically provided as information when a user makes an inquiry that matches the keywords into the search box on the site.

Intellectual Property

Domain Name Portfolio. The Company is developing a proprietary platform for Smart City Management. As part of this platform rollout, the Company has secured approximately 23,000 of the .CITY domains that map to significant population centers. DigitalTown has methodically secured the .CITY domains through both acquisition from existing registrants, or via direct purchase from the operator of the .CITY registrar.

Software: The Company has developed a proprietary platform for enabling any city to become a Smart City, incorporating advanced features for economic development, community engagement and digital inclusion. In addition, the Company has completed acquisitions of 4 software companies: Cloud.Market, Software Masters, Inc, Rezserve Technologies Ltd, and Appointment.com, each of which brought significant intellectual property and is in process of being fully integrated into the DigitalTown platform. The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

EMPLOYEES

As of February 28, 2017, DigitalTown, Inc. has ten employees. In addition, from time to time we use independent contractors, consultants and advisors to execute our business plan. The Company’s employees are not represented by a union.

ITEM 1A. RISK FACTORS

We are subject to various risks that may materially affect our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially impacted. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISK FACTORS RELATED TO OUR BUSINESS

We have a history of operating losses and the report of our independent accountants issued in connection with the audit of our financial statements contained a qualification raising substantial doubt about our ability to continue as a going concern.

We incurred operating losses of $5,475,577 and $2,283,963 for in fiscal years 2017 and 2016 respectively, and had an accumulated deficit of $38,642,500 at February 28, 2017. In addition, we have incurred net losses of $7,219,626 and $2,549,577 for the fiscal years 2017 and 2016, respectively. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for the fiscal years ended February 28, 2017 and February 29, 2016 contained a qualification raising substantial doubt about our ability to continue as a going concern. We can provide no assurance regarding when, if ever, we will become profitable. As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We may not be able to collect on our stock subscriptions receivable or raise capital through the sale of our common stock as needed to fund our operations.

For fiscal years 2017 and 2016, the Company sold shares of its common stock which generated cash of $2,377,950 and $895,250, respectively.

We believe our current cash reserves, the amounts we expect to collect on our booked software licensing revenue, and proceeds from the sale of our common stock should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to collect amounts due to us or raise capital through the sale of our common stock as needed, we would be forced to reduce operating expenses or cease operations altogether.

No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our current monthly cash operating expenses going forward are approximately $280,000 per month.

We may need to raise additional capital to finance operations.

Funding of our operations over the past 2 years has relied almost entirely on proceeds from the sale of our common stock and the collection of outstanding subscriptions receivable. We currently do not have any bank debt. We may need to raise additional capital to fund our anticipated operating expenses and execute our business plan. We cannot be assured that financing will be available or on at favorable terms. Any sale of our common stock to raise capital will cause dilution to our existing stockholders, unless the existing holders participate in the capital raise. If we are unable to obtain adequate financing, we will need to reduce or cease business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Our common stock is currently traded on the Over-The-Counter market “OTC” and quoted on the OTC Markets. Broker-dealers are challenged to trade in OTC stocks given that the market for such securities is often limited, the stocks are more volatile, and the risks to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. The Company is exploring the possibility of listing within a different level of OTC or transitioning to the NASDAQ exchange in an effort to help increase the liquidity of the Company’s stock.

Since our common stock is thinly traded it is more susceptible to extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Since our common stock is thinly traded, its trading price is more likely to be volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to):

●	the trading volume of our shares;
●	new products or services introduced or announced by us or our competitors;
●	actual or anticipated variations in quarterly operating results;
●	general conditions or trends in our business industries;
●	announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	additions or departures of key personnel;
●	sales of our common stock; and
●	general stock market price and volume fluctuations of publicly-traded, and particularly microcap, companies.
●	the number of securities analysts, market-makers and brokers following our common stock;

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such litigation currently pending or threatened against the Company, such activity against us could result in substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover and as previously noted, our shares are currently quoted on the OTC Markets and are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We could fail to retain or attract key personnel.

Robert Monster has been our Chief Executive Officer since May 18, 2015. Our future success depends, in significant part, on the continued services of Mr. Monster. We cannot be assured that we would be able to find appropriate replacements for Mr. Monster or any other key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to execute our business plan. We do have an employment agreement with Mr. Monster through May 18, 2018, but we do not presently maintain an executive life insurance policy for him.

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

Our current directors in the aggregate have the ability to appoint new members to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers. This influence could have a material impact on mergers, acquisitions, consolidations, the sale of all or substantially all of our assets and the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

Our shares may be defined as penny stock, the rules imposed on the sale of the shares may affect your ability to resell any shares you may purchase, if at all.

Shares of our common stock may be defined as a penny stock under the Securities and Exchange Act of 1934 (“Exchange Act”) and rules of the Securities and Exchange Commission (“SEC”). The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000, individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

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

Our management team is aware of the abuses that have occurred historically in the penny stock market. Although we are not in a position to dictate the behavior of the market or of broker-dealers who participate in the market, we will strive within the confines of practical limitations to prevent the described abuses from being established with respect to our securities. The occurrence of these practices could increase the volatility of our share price.

Existing stockholders may experience significant dilution from the market sale or short sales of our common stock.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

ITEM 2.  PROPERTIES

The Company does not currently own any property. As of February 28, 2017, we had one operating lease for office space located in Vancouver, British Columbia.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be a party to various claims, suits and complaints in the normal course of business. In the opinion of management, the resolutions of these matters are not expected to have a material adverse effect on the Company's business, financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock is traded on the OTC Markets under the ticker symbol DGTW. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2017 and February 29, 2016.

Fiscal Year 2017	Low	High
First Quarter	$0.08	$0.56
Second Quarter	0.20	0.51
Third Quarter	0.21	0.52
Fourth Quarter	0.21	0.49

Fiscal Year 2016	Low	High
First Quarter	$0.12	$0.40
Second Quarter	0.29	0.50
Third Quarter	0.09	0.35
Fourth Quarter	0.08	0.15

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of June 10, 2017, there were approximately 222 record holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 28, 2017 and February 29, 2016 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,	February 29,
	2017	2016
Balance Sheet Data
Total Assets	$693,637	$157,901
Total Liabilities	1,048,359	173,433
Stockholders’ Deficit	$(354,722)	$(15,532)

Operating Statement Data
Revenues	$165,991	$839
Cost of revenues	473,056	255,925
Gross loss	(307,065)	(255,086)

Selling, general and administrative expenses	5,168,512	2,028,877
Loss from operations	(5,475,577)	(2,283,963)
Other income (expense), net	(1,744,049)	(265,614)
Net loss	$(7,219,626)	$(2,549,577)

Net loss per common share-basic and diluted	$(0.16)	$(0.07)
Weighted average shares outstanding - basic and diluted	44,840,743	34,163,263

Cash Flow Statement Data
Net cash used in operating activities	$(1,934,540)	$(700,441)
Net cash used in investing activities	(40,504)	-
Net cash provided by financing activities	2,377,950	820,250

Net change in cash	404,774	119,809
Cash and cash equivalents, beginning of period	134,469	14,660
Cash and cash equivalents, end of period	$539,243	$134,469

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2017 and February 29, 2016, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016

During fiscal 2017, the Company recorded revenues of $165,591 and cost of revenues of $473,056 for a gross loss of $(307,065) compared to revenues of $839 and cost of revenues of $255,925 for a gross loss of $(255,086) during fiscal 2016. For fiscal 2017, revenues mainly consisted of development fees related to our SmartCity platform, commissions generated from advertising on our websites, and activities from our Rezserve subsidiary. For the comparable prior year period revenues mainly consisted of commissions generated from advertising on our websites. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $82,370 and $166,312, development expense of $390,686 and $85,000, amortization of website development fees of $0 and $49, and server/bandwidth expense of $0 and $4,564, for the two fiscal years, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $5,168,512 in fiscal 2017 compared to $2,028,877 in fiscal 2016, an increase of $3,139,635. There were two significant drivers of this increase and both were non-cash expenses. First, our stock-based compensation expense was $2,455,587 for fiscal 2017 as compared to $1,445,298 for fiscal 2016, an increase of $998,341. Second, we incurred a non-cash expense of $853,955 related to an acquisition we completed in December 2016, which reflected the sum of the cost basis of the liabilities assumed and stock value we used to pay for the acquisition. In addition to the non-cash items, our increase in selling, general and administrative expenses was due to an increase in contractor expense of $203,352, an increase of $196,367 in legal and professional fees, an increase in travel and conference-related costs of $170,394, an increase in the allowance for doubtful accounts of $114,828, an increase in employee compensation and benefits of $40,313, an increase in hosting and servers expense of $33,369, an increase in office services and supplies of $18,035, as well as various other operating expenses of $19,835 for Rezserve Technologies Ltd. expense.

The Company’s overall net loss for the current year increased by $4,670,049 to $7,214,626. The increase was mainly due to the increase in stock compensation expense, the increase in general and administrative items as detailed above and an impairment of business acquisitions of $1,725,009 in fiscal 2017.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2017 was $539,243, an increase of $404,774 from $134,469 at February 29, 2016. During fiscal 2017, net cash used in operating activities was $1,934,540 compared to cash used of $700,441 for the fiscal 2016. When comparing the two periods, the increase in cash used in operating activities of $1,234,099 for fiscal 2017 is primarily due to an increase of cash operating expenses.

Net cash used in investing activities was $40,504 and $0 for fiscal years 2017 and 2016, respectively. In fiscal 2017, the Company invested in three acquisitions to enhance its Smart City platform.

Net cash provided by financing activities for fiscal 2017, was $2,377,950, which consisted primarily of proceeds from the issuance of common stock. For fiscal 2016, the Company received net cash provided by financing activities of $820,250, which consisted of proceeds from related party notes payable of $15,000, proceeds from the issuance of common stock of $895,250 offset by principal payments of $90,000 on a related party note payable.

Monthly cash operating expenses for fiscal 2017, were approximately $175,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $280,000 per month, which includes the monthly cost for the renewal of the existing domain names of approximately $30,500. In addition to its normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending February 28, 2018 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA, which is associated with the Company’s previous business plan and expired in 2015 and $31,700 pertaining to software development agreements. In the period from March 1, 2017 through June 10, 2017, the Company entered into stock purchase agreements of 160,000 restricted common shares at $0.40 per share.

We believe our current cash reserves, the amounts we expect from future proceeds from the issuance of our common stock and the sale of existing domain names should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to operate profitably, raise additional capital through the sale of our common stock or sell existing domain names on acceptable terms, we would be forced to further reduce operating expenses or cease operations altogether.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Prepaid Domain Names

The annual domain name renewal fees are currently amortized over one year and the purchase of any new domain names are the only amounts capitalized. See Note 4 for further information.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

DigitalTown, Inc.

We have audited the accompanying consolidated balance sheets of DigitalTown, Inc. (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two year period ended February 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DigitalTown, Inc. as of February 28, 2017 and February 29, 2016, and the results of its operations and cash flows for each of the years in the two year period ended February 28, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

June 13, 2017

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	February 28,	February 29,
	2017	2016
ASSETS
Current assets:
Cash	$539,243	$134,469
Accounts receivable, net	25,609	-
Prepaid domain name renewal fees	105,775	-
Prepaid insurance	21,198	21,203
Total current assets	691,825	155,672
Property and equipment, net	1,812	2,229
Total assets	$693,637	$157,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$166,847	$73,366
Accounts payable – related parties (Note 8)	10,612	4,269
Deferred revenue	190,000	-
Accrued expenses (Notes 5,15)	280,900	95,798
Convertible note payable – related party (Note 8, 14)	400,000	-
Total current liabilities	1,048,359	173,433

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 52,606,000 and 41,461,543 shares issued and outstanding at February 28, 2017 and February 29, 2016, respectively	526,060	414,615
Additional paid-in-capital	34,333,479	30,967,377
Stock payable	3,426,371	37,500
Subscriptions receivable	-	(12,150)
Accumulated other comprehensive income	1,868	-
Accumulated deficit	(38,642,500)	(31,422,874)
Total stockholders’ equity (deficit)	(354,722)	(15,532)
Total liabilities and stockholders’ equity (deficit)	$693,637	$157,901

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28, 2017	February 29, 2016

Revenues	$165,991	$839
Cost of revenues	473,056	255,925
Gross loss	(307,065)	(255,086)

Operating expenses:
Selling, general and administrative expenses	5,168,512	2,028,877

Loss from operations	(5,475,577)	(2,283,963)

Other income (expense):
Impairment expense	(1,725,009)	-
Gain on settlement of accounts payable	-	28,019
Loss on conversion of accrued salary to common shares	-	(293,633)
Interest expense	(19,040)	-
Total other income (expense)	(1,744,049)	(265,614)

Loss before income taxes	(7,219,626)	(2,549,577)
Income tax provision	-	-
Net loss	$(7,219,626)	$(2,549,577)

Net loss per common share – basic and diluted	$(0.16)	$(0.07)

Weighted average common shares outstanding – basic and diluted	44,840,743	34,163,263

The accompanying notes are an integral part of these consolidated financial statements.

 DigitalTown, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended February 28, 2017 and February 29, 2016

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Stock	Subscriptions	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Receivable	Loss	Deficit	Total

Balance as of February 28, 2015	31,138,422	$311,384	$28,614,679	$11,500	$(625,482)	$-	$(28,873,297)	$(561,216)
Common stock issued for cash	4,927,000	49,270	813,480	37,500	(5,000)	-	-	895,250
Common stock issued into escrow	750,000	7,500	(7,500)	-	-	-	-	-
Common stock issued for stock payable	41,000	410	11,090	(11,500)	-	-	-	-
Common stock and warrants issued for conversion of accrued salary – related party	1,292,310	12,923	116,308	-	-	-	-	129,231
Stock based compensation	3,312,811	33,128	1,419,320	-	(7,150)	-	-	1,445,298
Settlement of deferred salary to stock receivable – related party	-	-	-	-	625.482	-	-	625.482
Net loss	-	-	-	-	-	-	(2,549,577)	(2,549,577)
Balance as of February 29, 2016	41,461,543	$414,615	$30,967,377	$37,500	$(12,150)	$-	$(31,422,874)	$(15,532)
Common stock issued for cash	6,999,707	69,997	1,502,453	800,500	5,000	-	-	2,377,950
Stock issued for compensation	775,000	7,750	571,618	1,857,121	7,150	-	-	2,443,639
Stock issued for acquisitions	3,000,000	30,000	1,110,000	731,250	-	-	-	1,871,250
Stock issued for domain names	369,750	3,698	151,043			-		154,740
Exercise of stock options	-	-	11,948	-	-	-	-	11,948
Imputed interest	-	-	19,040	-	-	-	-	19,040
Accumulated other comprehensive income	-	-	-	-	-	1,868	-	1,868
Net Loss	-	-	-	-	-	-	(7,219,626)	(7,219,626)
Balance as of February 28, 2017	52,606,000	$526,060	$34,333,479	$3,426,371	$-	$1,868	$(38,642,500)	$(354,722)

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,219,626)	$(2,549,577)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	14,805	3,588
Bad debt expense	114,829
Gain on settlement of accounts payable	-	(28,019)
Loss on settlement of deferred officer compensation	-	293,633
Loss on acquisition of Appointment.com	853,955	-
Impairment expense	1,725,009	-
Imputed interest	19,040	-
Stock based compensation	2,455,587	1,445,298
Changes in operating assets and liabilities:
Accounts receivable	(102,014)	447
Prepaid expenses	(104,186)	38,426
Accounts payable	91,331	(51,261)
Accounts payable – related parties	(131,835)	(57,013)
Accrued expenses	158,565	95,249
Deferred revenue	190,000	-
Net cash used in operating activities	(1,934,540)	(700,441)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for domain names	(69,500)	-
Cash received from Rezserve	34,256	-
Cash received from Appointment.com	2,240	-
Cash paid for Cloud.Market	(7,500)	-
Net cash used in investing activities	(40,504)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	-	15,000
Payments on notes payable – related party	-	(90,000)
Proceeds from issuance of common stock	2,377,950	895,250
Net cash provided by financing activities	2,377,950	820,250

Net change in cash and cash equivalents	404,774	119,809
Cash and cash equivalents, beginning of year	134,469	14,660
Cash and cash equivalents, end of year	539,243	134,469

Non-Cash Transactions:
Issuance of common stock for stock payable	-	11,500
Issuance of common stock for domain names	154,740	-
Settlement of deferred officer accrued compensation with stock receivable	-	331,849
Common stock issued into escrow	-	7,500
Conversion of accrued salary into common shares – related party	-	129,231

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Note 1. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names. On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize their domain names. DigitalTown currently provides turn-key hosted solutions to power a comprehensive platform for government entities, citizens and merchants. The easy to use platform helps city officials and local merchants manage a feature-rich Smart City for web and mobile devices and provides residents and visitors with access to Content, Community and Commerce. The Company’s headquarters are located in Bellevue, WA. The Company’s common stock is traded on the OTC Markets under the ticker symbol of DGTW.

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

At February 28, 2017, the Company had an accumulated deficit of $38,642,500.  The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2018.  In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

Principles of Consolidation

The consolidated financial statements include the accounts of DigitalTown, Inc. and its wholly-owned subsidiaries and have been prepared by the Company in United States (U.S.) dollars and in accordance with accounting principles generally accepted in the United States, or GAAP. All material intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts in the consolidated statement of cash flows have been reclassified to conform to the current period presentation. Proceeds from related party notes payable received in the prior period have been reclassified from the prior period classification. These reclassifications had no impact on previously reported net income or accumulated deficit for any year.

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

Accounts Receivable

Accounts receivable arise from the sale of and commission earned from display advertising. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of February 28, 2017 and February 29, 2016 of $23,219 and $0, respectively. During fiscal 2017, the Company recorded $114,829 of bad debt expense due mostly to new customers from the Rezserve acquisition.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net tangible and identifiable intangible assets related to completed acquisitions. Goodwill has an indefinite life and is not amortized but instead tested for impairment annually, or more frequently if necessary.

Intangible assets are recorded at fair value and are comprised of amounts assigned to acquisition-related items, such as trade names, customer lists, non-compete agreements and intellectual property/technology. Intangible assets are considered either definite or indefinite lived assets. Definite lived intangible assets are amortized on a straight-line basis over their useful lives. Certain intangible assets may have an indefinite life and are not amortized, but rather evaluated for impairment annually.

We evaluate any goodwill and intangible assets for an impairment on an annual basis each fiscal year end. We also evaluate goodwill and intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill and intangible assets below the carrying amounts. Based upon our review and analysis, we deemed all of the goodwill and intangible assets acquired in fiscal 2017 as fully impaired. Accordingly, we recognized an impairment expense of $1,725,009 in fiscal 2017.

Revenue Recognition

The Company recognizes revenue when the following four criteria have been met:

•	Persuasive evidence that a business relationship exists
•	Delivery has occurred
•	The price is fixed and determinable
•	Collectability is reasonably assured

The Company primarily recognizes revenue from sale of software licenses and related development services.  Software licensing and development revenue is recognized as invoiced and over the course of the applicable agreements. In the event projects have multiple project milestones, revenue is recognized as milestones are achieved and invoices are submitted for payment.

The Company may also be merchant of record for merchant transactions processed on the DigitalTown platform.  When this happens, revenue is recognized on the date of the transaction.  The Company has experience in merchant transaction fraud mitigation.  To the extent chargebacks become material, the Company will implement a formal practice for allowance for doubtful accounts.

The Company recognizes revenue from the sale of display advertising appearing on specific pages of individual sites within DigitalTown’s network platform. Display advertising is sold by the Company directly to local merchants and placed by the Company on specific pages of individual sites targeted by the local merchant. The terms of these sales are either for a fixed monthly amount for a period ranging from three months to one year or variable based on a percentage of the per click or per-impression revenue generated by these ads.

Fair Value of Financial Instruments

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

As of February 28, 2017, and February 29, 2016, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during fiscal 2017 or fiscal 2016.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of February 28, 2017, and February 29, 2016, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At February 28, 2017, the Company had one bank deposit account in excess of federally insured limits. As of February 29, 2016, the Company had no uninsured cash balances.

Prepaid Domain Names

The annual domain name renewal fees are currently capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names are capitalized. See Note 4 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $2,782 and $3,588 of depreciation expense for fiscal years 2017 and 2016, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 3 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 28, 2017 or February 29, 2016.  In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Stock-Based Compensation, Including Options and Warrants

Use of equity for compensation is a material part of the Company’s near-term strategy. The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards.  The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors, consultants and advisors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

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

Advertising

It is the Company’s policy to expense advertising costs as in the period related to the advertising. The Company did not incur any advertising expense during fiscal years 2017 or 2016.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements upon adoption.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires inventory to be measured within the scope of ASU 2015-11 at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. For public business entities, the amendments of ASU 2015-11 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in ASU 2015-11 are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. This ASU conforms with the Company's current protocol for evaluating inventory and the Company prospectively implemented adoption of this ASU. The adoption of the ASU did not have a significant impact on the consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The ASU requires retrospective application to all prior periods presented in the financial statements. The Company adopted ASU 2015-03 and it did not have a significant impact on the consolidated financial statements.

The Company believes there are no other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Note 2. Going Concern

The Company’s consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

At February 28, 2017 the Company had an accumulated deficit of $38,642,500.  The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2018.  In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 3. Property and Equipment

Property and equipment are as follows:

	February 28,	February 29,
	2017	2016
Office equipment and furniture	$528,034	$512,156
Less accumulated depreciation	(526,222)	(509,927)
Property and equipment, net	$1,812	$2,229

Depreciation expense for fiscal years 2017 and 2016 was $2,782 and $3,588, respectively.

Note 4. Prepaid Domain Names

During the fiscal years 2017 and 2016, the Company incurred $165,573 and $127,005, respectively, of annual domain name renewal fees, which range between $0.25 and $7.85 per domain name. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-lined basis. During fiscal years 2017 and 2016, the Company recognized $81,001 and $166,312 of expense as cost of revenues related to this amortization. As of February 28, 2017 and February 29, 2016, the Company has $105,775 and $21,203, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 8 for information on Related Party activity within Prepaid Domain Names.

Note 5. Accrued Expenses and Deferred Revenue

Accrued Expenses

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of the Company’s stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the aggregate value of the shares and warrants were equal to the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of February 28, 2017 and February 29, 2016, the accrued salary owed to Robert Monster was $20,000 and $0, respectively.

See Note 15 for information related to the Accrued Compensation of $260,899 related to a former officer of the company.

Deferred Revenue

During fiscal 2017, the Company signed three customer agreements to perform digital support and construction services for three third party companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations. As of February 28, 2017, the Company has collected $190,000 in cash. As the services requested by the customers have not yet been completed, the total of $190,000 has been recorded as deferred revenue as of February 28, 2017.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Note 6. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2017 Stock Transactions

During fiscal 2017, the Company issued 6,999,707 shares of stock to various investors and accrued $800,500 of stock payable for cash of $2,377,950.

Included in the above, are an aggregate of 435,000 shares which were sold to the Company’s chairman and a related party investor at terms below the market price and share prices available other investors at the time of the sales. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing.

During fiscal 2017, the Company issued 775,000 shares and recorded a stock payable of $845,600 to directors and consultants for services provided to the Company. The value of the shares issued was $1,217,600 based on the fair market value of the common stock on the date of grant.

During fiscal 2017, the Company entered into agreements to purchase domain name rights with three individuals. In exchange for the domain name rights, the Company issued 369,750 common shares and paid $46,500 in cash. The total fair value of the shares was $154,740 based on the respective domain name purchase agreements date and the closing market price on that date.

On September 14, 2016, the Company closed on a Stock Purchase Agreement for 100% of Rezserve Technologies, Ltd. (Rezserve), a company based in Vancouver, British Columbia. Pursuant to the agreement, the Company purchased all of the issued and outstanding stock of Rezserve in consideration for an aggregate of $1,480,000, of which 3,000,000 shares of stock were paid at the closing and $400,000 was a secured convertible note payable to Rezserve’s founder Clint Skidmore. The stock had a value of $1,080,000 at the closing date. The terms of the note include interest at 0% per annum. Principal is due and payable within one year of September 13, 2016. The Company imputed interest expense of $19,040 related to the convertible note payable - related party as an increase in additional paid in capital during fiscal 2017. In addition, the Company recorded $1,868 of foreign currency translation loss during fiscal 2017 which was reflected as accumulated other comprehensive loss. See Note 13 for additional information on this acquisition.

On December 1, 2016, the Company acquired all of the assets of Appointment.com. The purchase price pursuant to an asset purchase agreement was 1,625,000 shares. The value of the stock of $731,250 is included as a stock payable as of February 28, 2017. See Note 13 for additional information on this acquisition.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert W. Monster, CEO, in accordance with his employment agreement dated May 18, 2016, which vest monthly over the new employment agreement period which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During fiscal year 2017, $812,912 was expensed related to these shares.

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active. All employment agreements were for a period of approximately 12 months, however in one case there is no end date but can be terminated by either party. Included in the employment agreements were common stock grants of 250,000 to 1,000,000 shares which vest over a period of 12 to 48 months. A total of 2,220,000 shares were granted for the four employment agreements. During fiscal 2017, $154,921 was expensed related to these agreements.

During fiscal 2017, the Company granted 495,000 shares of stock to four advisors and employees. The shares vest over a period of 24 months. The shares were valued based on the grant date. During fiscal year 2017, $44,508 was expensed related to these shares.

On March 5, 2016, the Company acquired all of the assembled workforce, patents, intellectual property, technology, trademarks, trade names, copyrights, mask works and registrations, computer software, trade secrets and non-compete agreements related to the Cloud.Market business, pursuant to an agreement among the Company and the owner of Cloud.Market. The purchase price paid included issuance of 750,000 shares of our common stock and $7,500 of cash. The stock had a value of $60,000 at the closing date and was transferred on that date from common stock held in escrow to additional paid-in capital for that amount. See Note 13 for more information.

Fiscal 2016 Stock Transactions

During fiscal 2016, the Company entered into stock purchase agreements and issued 4,927,000 restricted common shares at $0.10 per share, for total cash proceeds of $895,250. The restricted common shares were valued based at the cash sales price of $0.10. Each of these shares included 1 year warrants with an exercise price of $0.15. The fair market value of the warrants issued during fiscal 2016 was $152,628. The relative fair market value of the shares and warrants to the cash received were $179,906 and $98,594, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

On January 1, 2016, 750,000 common shares were issued into escrow at par value of $7,500 in preparation by the Company for an acquisition of Cloud.Market which was completed in fiscal 2017.

On February 10, 2016, the Company issued 3,312,811 shares of common stock to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015. The shares were valued based on the employment agreement date using the Black-Scholes model. During fiscal 2017 and fiscal 2016, the Company expensed $214,518 and $779,325, respectively, related to this issuance.

Also on February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of common stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the aggregate value of the shares and warrants were equal to the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction.

During fiscal 2016, 41,000 common shares were issued for stock payables from fiscal 2015 which amounted to $11,500.

Stock Warrants

The Company has regularly used warrants as a tool to attract and compensate advisors and directors of the board rather than to use cash. The Company feels this is an appropriate way to conserve cash and to incentivize its board of directors, advisors and consultants.

As of February 28, 2017, the Company had 4,660,000 warrants outstanding with an average exercise price of $0.14. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of February 28, 2017 of 4.15 years.

During fiscal 2017, the Company issued an aggregate of 150,000 warrants to 3 consultants to purchase shares of the Company’s common stock at prices which ranged from $0.10 to $0.30. All warrants vested immediately at the date of issuance and are exercisable through 2026. The total estimated value using the Black-Scholes Model, based on a volatility rate of 180% and a call option value of $0.0797, was $11,948.

During fiscal 2016, the Company issued an aggregate of 4,510,000 warrants to 3 board members and 3 consultants to purchase shares of the Company’s common stock at prices which ranged from $0.10 to $0.30. All warrants vested immediately and are exercisable through 2025. The total estimated value using the Black-Scholes Model, based on a volatility rate between 121% and 125% and a call option value between $0.13 and $0.285 was $440,470. In addition, Stockholders purchasing stock during the fourth quarter of fiscal 2016 were granted a one warrant for each share of stock purchased. The $0.15 warrants vested immediately and expired January 1, 2017.

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	April 3,	May 5,	September 10,	December 4,	February 28,
	2015	2015	2015	2015	2016
Weighted-average volatility	122%	125%	121%	122%	126%
Expected dividends	None	None	None	None	None
Expected term (in years)	10.00	10.00	10.00	10.00	1.00
Weighted-average risk-free interest rate	1.92%	2.19%	2.23%	1.92%	0.66%
Weighted-average fair value of warrants granted	$0.14	$0.21	$0.29	$0.14	$0.15

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2017 and 2016:

Number of Warrants
Outstanding - February 28, 2015	700,000
Granted	4,510,000
Canceled or expired	(700,000)
Outstanding - February 29, 2016	4,510,000
Granted	150,000
Canceled or expired	-
Outstanding - February 28, 2017	4,660,000
Exercisable at February 28, 2017	4,660,000

The following table summarizes information about stock warrants outstanding as of February 28, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	550,000	9.75	$0.13	550,000	$0.13
$0.15	2,460,000	0.83	$0.07	2,460,000	$0.07
$0.25	300,000	9.08	$0.24	300,000	$0.24
$0.25	850,000	9.17	$0.24	850,000	$0.24
$0.30	500,000	9.50	$0.28	500,000	$0.28
$0.10 - $0.30	4,660,000	4.70	$0.14	4,660,000	$0.14

The Company recorded stock-based compensation expense of $11,948 and $388,532 for all outstanding stock warrants for fiscal years 2017 and 2016, respectively. This expense is included in stock-based compensation expense.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the “2006 Plan”), which has reserved 5,000,000 shares of our common stock for issuance. The types of awards that could be granted under the 2006 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. All grants are determined and approved by the Board of Directors. Through February 28, 2017, the Company has only granted non-qualified stock options under the 2006 Plan. The stock options may be granted to officers and employees of the Company. Options granted under the 2006 Plan have exercise prices and vesting terms approved by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The exercise period of the options range from five to ten years from the date of grant.

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

During fiscal 2016, the Company issued an aggregate of 525,000 stock options to 3 officers and 2 employees to purchase shares of the Company’s common stock at prices of $0.12. All options vested immediately and are exercisable for 10 years.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

The Company utilized the following key assumptions in computing the fair value of the options using the Black-Scholes pricing model:

	May 5,	September 10,	December 4,	February 10,
	2015	2015	2015	2016
Weighted-average volatility	125%	121%	125%	126%
Expected dividends	None	None	None	None
Expected term (in years)	10.00	10.00	10.00	1.00
Weighted-average risk-free interest rate	1.54%	2.23%	1.71%	0.42%

The Company recorded stock-based compensation expense of $0 and $271,116 for all outstanding options for fiscal years 2017 and 2016, respectively. This expense is included in stock-based compensation.

The following table summarizes information about the Company’s stock options as of February 28, 2017 and activity during the fiscal years 2017 and 2016:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2015	3,450,000	$0.96
Granted	2,592,310	0.10
Canceled or expired	(3,450,000)	0.86
Outstanding - February 29, 2016	2,592,310	$0.10
Granted	-	-
Canceled or expired	-	-
Outstanding - February 28, 2017	2,592,310	$0.10
Exercisable at February 28, 2017	2,592,310	$0.10

The following table summarizes information about stock options outstanding as of February 28, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	600,000	8.75	$0.12	600,000	$0.12
$0.15	1,292,310	0.92	$0.02	1,292,310	$0.02
$0.25	500,000	8.17	$0.21	500,000	$0.21
$0.30	200,000	8.50	$0.25	200,000	$0.25
$0.10 - $0.30	2,592,310	4.21	$0.09	2,592,310	$0.09

Note 8. Related Party Transactions

Lease with Director/Stockholder

From January 2007 through September 2015 the Company leased a small warehouse and office from its Director, Jeff Mills. The agreement was month-to-month and required rental payments of $1,050 to $2,850 per month. The Company paid a total of $0 and $2,240 in annual rent for fiscal years 2017 and 2016, respectively. No amounts were owed Mr. Mills at February 28, 2017 or February 29, 2016 pertaining to the lease. This lease has expired and was not renewed.

Accounts Payable – Related Parties

As of February 28, 2017, the Company owes $10,612 due to advances made to an employee which is included within accounts payable – related parties.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Prepaid Domain Names

During the fiscal years 2017 and 2016, the Company paid $127,005 and $190,755, respectively, for annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik, LLC (“Epik”), a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs, which range between $0.25 and $7.85, respectively, per domain name. The costs paid to Epik are at terms similar or better than what Epik charges its other clients, which reflects the market rates of $0.25 to $7.85 for domain names.

Convertible Note Payable – Related Party

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note is due and payable within one year, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. See Note 14 for additional information.

Appointment.com Acquisition

On December 1, 2016, the Company acquired all assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington. This transaction is considered related party since the Company’s CEO, Rob Monster, owned a controlling interest in Appointment through a company owned 100% by Mr. Monster. The purchase price pursuant to an asset purchase agreement was 1,625,000 shares of common stock. This amount was paid with the issuance of 1,625,000 shares of our common stock, of which 536,364 shares were issued to Mr. Monster’s company. Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction and assets and liabilities acquired were recorded at cost. The difference between the cost of the assets received and the purchase price is recognized as compensation expense on the Company’s consolidated statement of operations. The agreement included customary representations, warranties, and covenants by us and Appointment. See Note 11 for additional information.

Sales of Common Stock

During fiscal 2017, the Company sold an aggregate of 435,000 shares which were sold to the Company’s chairman and a related party investor at terms below the market price and share prices available other investors at the time of the sales. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing.

Employment Agreements

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active. All employment agreements were for a period of approximately 12 months, however in one case there is no end date but can be terminated by either party. See Note 6 for more information about these employment agreements.

CEO Employment Agreement Share Issuance

On February 10, 2016, the Company issued 3,312,811 shares of common stock to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015. The shares were valued based on the employment agreement date using the Black-Scholes model. See Note 6 for more information about this share issuance.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert W. Monster, CEO, in accordance with his employment agreement dated May 18, 2016, which vest monthly over the new employment agreement period which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. See Note 6 for more information about this share issuance.

CEO Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of common stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. See Note 6 for more information about this accrued salary conversion.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Transactions with Former Officer

The Company has had several transactions with Richard Pomije, its former CEO, CFO and Chairman, including notes payable – related party, common stock subscription receivable and deferred compensation. See Note 15 for more information about these transactions.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $11,627,532 as of February 28, 2017 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at February 28, 2017 and February 29, 2016:

	2017	2016
Net tax loss carry-forwards	$11,627,532	$9,591,131
Statutory rate	34%	34%
Expected tax recovery	3,953,361	3,260,985
Change in valuation allowance	(3,953,361)	(3,260,985)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,953,361	$3,260,985
Less: valuation allowance	(3,953,361)	(3,260,985)
Net deferred tax asset	$-	$-

Note 10. Commitments and Contingencies

Litigation

The Company, in the normal course of business, is a party to various ordinary course claims and legal proceedings. In the opinion of management, the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

On December 5, 2016, Richard Pomije filed a lawsuit against the Company. Mr. Pomije asserts an employment agreement existed and a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable. Mr. Pomije claims the Company owes him $260,900, which has been fully accrued for by the Company. See Note 15 for additional information about transactions between the Company and its former officer.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Lease Commitments

As of February 28, 2017, we have one outstanding operating lease. The lease is for 700 square feet of office space in Vancouver, British Columbia for our Rezserve subsidiary. The lease is month-to-month with either party able to terminate the lease with 30 days of notice. Gross rent is approximately $1,073 per month.

Strategic Partnership Agreement

The Company entered into a five-year strategic partnership agreement with the National Interscholastic Athletic Administrators Association (“NIAAA”), which expired in December 2015. The Company entered into this agreement prior to commencing its current Smart City business strategy and with the intent of launching specific software to support various websites. The Company believes it has satisfied all terms of the agreement, however formal documentation of termination has not been obtained to date. The Company has included an amount in accounts payable for any potential obligations related to this agreement.

Note 11. Common Stock Subscriptions Receivable

From time to time, the Company has had various stock subscription agreements outstanding all of which were due from a related party. As of February 29, 2016, the Company was owed $5,000 for stock issued and had accrued an additional $7,150 for stock which is payable during the 2017 fiscal year under the employment agreement with Robert Monster. The total amount of $12,150 was satisfied in full in fiscal 2017.

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

Due to the recent net losses generated by the Company, there are no dilutive elements. Therefore, basic and diluted EPS are the same.

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the fiscal years 2017 and 2016:

	Fiscal 2017	Fiscal 2016
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(7,219,626)	$(2,549,577)
Weighted average number of common shares outstanding	44,840,743	34,163,263
Basic net loss per share	$(0.16)	$(0.07)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(7,219,626)	$(2,549,577)
Weighted average number of common shares outstanding	44,840,743	34,163,263
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	44,840,743	34,163,263
Diluted net loss per share	$(0.16)	$(0.07)
___________
(1)

At both February 28, 2017 and February 29, 2016, there were stock options equivalent to 2,592,310 common shares outstanding.  The stock options are anti-dilutive at February 28, 2017 and February 29, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At February 28, 2017 and February 29, 2016, there were outstanding warrants equivalent to 4,660,000 and 4,510,000 common shares, respectively.   The warrants are anti-dilutive at February 28, 2017 and February 29, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Note 13. Acquisitions

Appointment.com Acquisition

On December 1, 2016, the Company acquired all assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington. This transaction is considered related party since Epik LLC is a controlling owner of Appointment and the Company’s CEO, Rob Monster, is the controlling owner of Epik LLC. The purchase price pursuant to an asset purchase agreement was 1,625,000 common shares. Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction. The sum of the cost basis of the liabilities assumed and the stock value of $731,500 is recognized as $853,955 expense on the Company’s consolidated statement of operations. The agreement included customary representations, warranties, and covenants by us and Appointment.

The allocation of the purchase price to assets based upon fair value determinations was as follows:

Cash	$2,240
Related Party Payable	(42,380)
Accrued Salary	(82,565)
Total Net Liabilities Assumed	$(122,705)

The purchase price consisted of the following:

Total Net Liabilities Assumed	$122,705
Common Stock	731,250
Total Compensation Expense and Purchase Price	$853,955

The unaudited supplemental pro forma results of operations of the combined entities are not included in this disclosure as the acquisition of Appointment does not materially affect the Company's results from operations.

Rezserve Technologies Ltd. Acquisition

On September 14, 2016, the Company entered into a Stock Purchase Agreement for 100% of Rezserve Technologies, Ltd. (Rezserve), a travel industry software company based in Vancouver, British Columbia. Pursuant to the terms of the agreement, the Company purchased all of the issued and outstanding stock of Rezserve in consideration for a total purchase price of $1,480,000. This price was paid with 3,000,000 shares of the Company’s common stock and a $400,000 secured convertible note payable to Rezserve’s founder Clint Skidmore. The terms of the note include interest at 0% per annum. Principal is due and payable within one year of September 13, 2016. The Company imputed interest expense of $19,040 related to the $400,000 convertible note payable – related party as an increase in additional paid in capital during fiscal 2017. See Note 14 for more information about the convertible note payable – related party.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of Rezserve’s assets and ongoing operations were acquired. The purchase resulted in $1,445,292 of impairment expense. This was due to the use of common stock by the Company to pay for the acquisition and the corresponding the value of the stock was in excess of the fair value of the assets received. The agreement included customary representations, warranties, and covenants by us and the Rezserve owner.

According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

Assets, net	$34,708
Customer Lists	77,295
Intellectual Property	30,842
Trademarks	19,475
Goodwill	1,317,680
Total Assets Acquired	$1,480,000

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

The purchase price consisted of the following:

Convertible note payable – related party	$400,000
Common Stock	1,080,000
Total Purchase Price	$1,480,000

The Company reviewed the fair value of the total assets of the acquisition and concluded the fair value of the goodwill and intangible assets which were acquired was less than the fair value of the common stock which was used to pay for the business. Accordingly, the Company recorded an impairment expense of $1,445,292 related to this acquisition in fiscal 2017.

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been March 1, 2016 or March 1, 2015 are as follows:

	Combined Pro Forma:
	For Fiscal Years
	2017	2016
Revenues	$316,551	$441,981

Cost of revenues	(485,034)	(251,361)

Gross profit (loss)	(168,483)	190,620

Operating expenses:
Selling, general and administrative expenses	(5,286,972)	(2,375,860)

Loss from operations	(5,455,455)	(2,185,240)

Other income (expense)	(1,748,667)	(265,236)

Net loss	$(7,204,121)	$(2,450,476)

Weighted average number of common shares
Outstanding – basic and fully diluted	44,840,743	34,163,263

Net loss per share – basic and fully diluted	$(0.16)	$(0.07)

Cloud.Market Acquisition

On March 5, 2016, the Company acquired all of the assembled workforce, patents, intellectual property, technology, trademarks, trade names, copyrights, mask works and registrations, computer software, trade secrets and non-compete agreements related to the Cloud.Market business, pursuant to an agreement among the Company and the owner of Cloud.Market. The purchase price paid included issuance of 750,000 shares of our common stock and $7,500 of cash. The agreement included customary representations, warranties, and covenants by us and the Cloud.Market owner.

The allocation of the purchase price to assets based upon fair value determinations was as follows:

Non-compete agreements	$700
Customer Lists	66,800
Total Assets Acquired	$67,500

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

The purchase price consisted of the following:

Cash	$7,500
Common Stock	60,000
Total Purchase Price	$67,500

The Company reviewed the fair value of the total assets of the acquisition and concluded the fair value of the goodwill and intangible assets which were acquired was less than the fair value of the common stock which was used to pay for the business. Accordingly, the Company recorded an impairment expense of $67,500 related to this acquisition in fiscal 2017.

The unaudited supplemental pro forma results of operations of the combined entities are not included in this disclosure as the acquisition of Cloud.Market does not materially affect the Company's results from operations.

Note 14. Convertible Note Payable – Related Party

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note is due and payable within one year, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. The Company evaluated the note and determined that as the fixed exercise price exceeded the closing market price on the note issuance date, that no beneficial conversion feature was present. The imputed interest expense of $19,040 related to the $400,000 note payable was recorded as an increase in additional paid in capital during the fiscal year 2017.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Note 15. Transactions with Former Officer

The Company was founded in 1982 by Richard Pomije. On May 17, 2015, Mr. Pomije resigned as CEO of the Company and on June 1, 2015, he resigned as the CFO and Chairman.  At that time of his resignation, the Company and the Board of Directors were not aware of any continuing employment agreement.  The Company released Mr. Pomije on September 11, 2015 concurrent with his closing of the Burnsville, MN office. However, Mr. Pomije is now asserting an employment agreement did indeed exist and a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable. Mr. Pomije claims the Company owes him $260,900, which has been fully accrued for by the Company. Mr. Pomije filed a lawsuit against the Company on December 5, 2016.

Notes Payable – Related Party

On April 22, 2014, the Company signed an unsecured promissory note with Mr. Pomije, for a working capital loan of $75,000, due in one year at an annual interest rate of 5%.  On December 1, 2014, the Company signed an additional unsecured promissory note with Mr. Pomije for a working capital loan of $10,000 due in one year at an annual interest rate of 4%. On August 14, 2014, the Company made a $10,000 principal payment on the first note payable leaving a remaining principal balance of $75,000 on the two notes payable. On April 3, 2015, the Company signed a third unsecured promissory note with Mr. Pomije for a working capital loan of $15,000 due in one year at an annual interest rate of 4%. In May 2015, the Company paid off all three notes payable. All accrued interest was paid in full in fiscal 2016.

Common Stock Subscriptions Receivable and Deferred Compensation

The Company entered into two agreements, one in 2007 and one in 2010, for stock subscriptions to Mr. Pomije. Pursuant to the terms in the agreements, the Company had a common stock subscriptions receivable due from Mr. Pomije.

In addition, at various times in 2014 and 2015, Mr. Pomije elected to forego a portion of his salary due to the Company’s limited operating funds. On May 11, 2015, Mr. Pomije agreed to accept a stock subscription receivable in lieu of his deferred officer accrued compensation. The total balance recorded as deferred officer compensation at May 11, 2015, was $331,849. As a result of the difference between the amount recorded for stock subscription receivable and deferred officer compensation, the Company recorded a loss on conversion of deferred officer compensation into equity of $293,633 in May 2015.

As part of a settlement in May 2015, the total stock subscription net balance due was forgiven and reduced from $625,482 to $0.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2017 and February 29, 2016

Note 16. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at February 28, 2017 and February 29, 2016 was $0. During the year, the Company made an acquisition which resulted in $1,384,480 of goodwill being recorded.

Intangible assets

The carrying value of intangible assets at February 28, 2017 and February 29, 2016 was $0. During fiscal 2017, the Company acquired $352,552 of intangible assets, including $224,240 of domain name rights, $77,295 of customer base, $30,842 of IP/Technology, $19,475 of trade-name and marks, and $700 of non-compete agreements. During fiscal 2017, the Company recorded $12,023 of amortization expense related to intangible assets.

During fiscal 2017, the Company entered into agreements to purchase domain name rights with five individuals. In exchange for the domain name rights, the Company issued 369,750 common shares and paid $69,500 in cash. The total fair value of the shares was $154,740 based on the respective domain name purchase agreements date and the closing market price on that date.

2017 Impairment

We evaluate our goodwill and intangible assets for an impairment on an annual basis each fiscal year end. Based upon our review and analysis, we deemed all of the goodwill and intangible assets acquired in fiscal 2017 as fully impaired as of February 28, 2017. Accordingly, we recognized an impairment expense of $1,725,009 in fiscal 2017. This reflects the full amount of goodwill and the unamortized balance of the intangible assets.

Note 17. Subsequent Events

On March 17, 2017, the Company entered into a one year lease for 1,500 square feet of office space located in is in Murfreesboro, Tennessee. Gross rent is approximately $1,650 per month plus $95 for HVAC expenses. The total rent commitment is $20,940.

On May 1, 2017, the Company, through its Rezserve subsidiary, entered into a month-to-month lease for 500 square feet of office space in Vancouver, British Columbia. Gross rent is approximately $1,347 per month plus applicable taxes. In addition, we are responsible for various operating costs, such as telephone and utilities. The lease agreement can be terminated by either party with 30 days notice.

There were no additional significant subsequent events through June 13, 2017, the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2017 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of February 28, 2017, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2017. Management identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended February 28, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation

The Company is in the process of remediation of the identified disclosure and financial reporting control weakness, which is primarily related to retaining additional accounting personnel to assist with the financial reporting process. Due to our small size, limited operations and limited cash flow generation, we do not anticipate adding the requisite additional professional staff over the next 12 months to fully eliminate this weakness. However, we are providing best efforts to ensure the financial reporting is accurate and proper controls and procedures are followed by our limited staff.

In response to the material weaknesses in our internal controls noted above, we have formalized the following corrective procedures to remediate them;

Material weakness #1, #2 and #3;

•	Apply a more rigorous review of the quarterly close processes by the CEO/CFO to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained;

Additional controls for material weakness #1;

•	Reconciliation of internal stock option register with new options expensed on a quarterly basis;
•	Review of new stock option agreements with Chairman on a quarterly basis;
•	All new stock option grants will be documented in the board minutes including grantee, date of grant and number of options granted.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Maury Blackman	49	Director
Kenwei Chong	48	Director
Darvin R. Habben	66	Chairman
Jeffrey L. Mills	54	Director
Robert W. Monster	48	Chief Executive Officer and Director
James B. Parsons	63	Director
Derek R. Schumann	51	Director
Mark A. Schwartz	58	Director

MAURY BLACKMAN. Mr. Blackman was appointed as a director in December 2016, and is currently a special advisor to the Board of Directors of Accela. Prior to his appointment as special advisor, Mr. Blackman served as CEO of Accela from 2007 through 2016. Accela is a leading cloud player in the government IT sector. Prior to joining Accela, Mr. Blackman was a sales and marketing professional at Investools, formerly Telescan, Inc., and served as a Field Artillery Officer in the United States Army. He is a graduate of the University of Houston with a Bachelor of Arts degree in Political Science.

KENWEI CHONG. Mr. Chong was elected as a director in December 2016. Mr. Chong’s early career was in foreign exchange and global fixed income analysis and funds management for various firms in New York City and San Francisco; and later as product development manager for foreign exchange and fixed income risk management at Bloomberg. In 2001 Mr. Chong left the capital markets profession to pursue entrepreneurial interests and has been an active owner and investor in self-storage, physical and electronic records management and storage, restaurant and hospitality, food manufacturing and wholesale distribution, physical and virtual real estate investment and top level domain ventures. Mr. Chong received his BA in Finance from Boston University and his Chartered Financial Analyst designation from the Association of Investment Management and Research.

DARVIN R. HABBEN. Mr. Habben has been a director since May 11, 2015 and Chairman since June 1, 2015. Mr. Habben is currently the Founder, Chairman and Chief Executive Officer of Crossroads Trailer Sales and Service, Inc., a trucking company based in Albert Lea, MN. Mr. Habben is also owner and CEO of Agilis, a national donations processing and fulfillment company serving non-profit companies.

JEFFREY L. MILLS. Mr. Mills has served as a director since 2003. Mr. Mills worked for Xerox Corporation for 27 years in various management and operational roles and is currently consulting in the digital marketplace. Additionally, Mr. Mills has held a variety of leadership roles across various private equity companies, including President and Director level positions. He also currently serves as a director for one private company. Mr. Mills is a graduate of the University of Northern Iowa.

ROBERT W. MONSTER. On May 11, 2015, Mr. Monster was appointed to the Board and appointed as CEO effective May 18, 2015. Mr. Monster is Founder, Chairman and CEO of Epik LLC and Managing Director of Monster Venture Partners LLC. Mr. Monster was the Founder of GMI (Global Market Insite, Inc.). Prior to founding GMI, Mr. Monster was a global product development manager with Procter & Gamble. Mr. Monster has both a BS and an MBA from Cornell University.

JAMES B. PARSONS. On May 22, 2015, Mr. Parsons was appointed to the Board. Mr. Parsons is Managing Partner of Parsons/Burnett/Bjordahl/Hume, LLP, a law firm with offices in Bellevue and Spokane, Washington.  He has been in practice for 37 years, emphasizing securities, both public and private, and general corporate law.  Mr. Parsons is a member of the Washington State Bar Association Securities Law Committee of the Business Law Section, and past Chair of the Northwest Securities Law Institute.  He served as past President and member of the Board of Eastside Legal Assistance Program, serving the legal needs of low income citizens.  He is a graduate of the University of Puget Sound and Lewis and Clark Law School, where he served on the Moot Court Board.

DEREK R. SCHUMANN. Mr. Schumann was appointed to the Board in December 2016 and is currently the Managing Partner of Go Toys Inc., Morris Trust and Kaplunk Development Group. All are investment holding companies focused primarily on investments in companies which create value through practical applications of disruptive new technology. Mr. Schumann is a resident of Vancouver, B.C. He received his B.A in Economics and Political Science from Bishop's University.

MARK A. SCHWARTZ. Mr. Schwartz was appointed to the Board in December 2016 and is currently the Chief Information Officer (CIO) of U.S. Citizenship and Immigration Services (USCIS), a component of the Department of Homeland Security, where since 2010 he has been engaged in a large transformation effort, moving applications to the public cloud and introducing agile and lean development, continuous delivery, and DevOps. Prior to this position, Mr. Schwartz was the CIO of Intrax Cultural Exchange, where his innovative Family Room application drove dramatic market share, revenue, and profit growth. Mr. Schwartz is the author of The Art of Business Value. He holds a B.S. degree in Computer Science from Yale University, an M.A. in Philosophy from Yale University, and an M.B.A. from the University of Pennsylvania.

Directors are elected at the annual meeting of the stockholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Committees of the Board of Directors

DigitalTown has chartered 5 standing committees, comprised of the 8 Board members.  Each committee has a formal charter and a non-executive Chair. Through committee work, the Board is actively involved in stewardship of the Company both during Board meetings and between Board meetings as the Company seeks to exercise its fiduciary duty for all stakeholders while building an industry-leading enterprise.

Audit Committee

Currently, Messrs. Habben (Chair) and Parsons are the members of the Audit Committee. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Mr. Habben as the Audit Committee Financial Expert as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Habben as the Audit Committee Financial Expert does not impose on him any duties, obligations or liability that are greater than the duties, obligations and liability imposed on him as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

Compensation Committee

Currently, Messrs. Chong (Chair) and Mills are the members of the Compensation Committee. The Compensation Committee shall provide assistance to the directors of the Company in fulfilling their responsibility to the shareholders relating to executive Compensation matters.

Finance Committee

Currently, Messrs. Chong (Chair) and Mills are the members of the Finance Committee. The Finance Committee shall provide assistance to the directors of the Company in fulfilling their responsibility to the shareholders relating to corporate finance matters, treasury, investor relations, capital structure, mergers & acquisitions and tax strategies.

Governance Committee

Currently, Messrs. Habben (Chair) and Parsons are the members of the Governance Committee. The Governance Committee shall provide assistance to the directors of the Company in fulfilling their responsibility to the shareholders relating to corporate Governance matters, nominations to the Board of Directors and related committees and compliance with regulatory and company requirements.

Strategic Planning Committee

Currently, Messrs. Blackman, Monster, Schumann (Chair) and Schwartz are the members of the Strategic Planning Committee. The Strategic Planning Committee shall provide assistance to the directors of the Company in fulfilling their responsibility to the shareholders relating to executive Strategic Planning matters.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2017and February 29, 2016 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Stock Option Awards (1)	Other Annual Compensation (2)	Total Compensation

Robert W. Monster	2017	$240,000	$-	$-	$1,026,710	$1,266,710
CEO (Principal Executive Officer), & Director	2016	$120,000	$-	$2,961	$779,325	$942,286

Darvin R. Habben	2017	$-	$-	$-	$267,000	$267,000
Chairman & Director	2016	$-	$-	$23,438	$-	$23,438

Richard A. Pomije,	2017	$-	$-	$-	$-	$-
Former CEO, CFO President & Chairman (3)	2016	$38,491	$-	$-	$-	$38,491

_____________

(1)

The amounts shown are the aggregate grant date fair values of these awards computed in accordance with FASB guidance now codified as ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)). The assumptions and methodologies used to calculate these amounts are discussed in Note 7 in the Notes to Financial Statements contained elsewhere in this Annual Report.

(2)	Other Compensation for Mr. Monster and Mr. Habben related to common stock grants during the year. See Note 6 in the Notes to Financial Statements contained elsewhere in this Annual Report.
(3)	Mr. Pomije resigned as CEO and President on May 17, 2015 and as CFO and Chairman of the Board on June 1, 2015.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during fiscal 2017.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date

None

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2017.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Jeffrey L. Mills	75,000	-	$1.00	10/10/21
Jeffrey L. Mills	300,000	-	$0.54	2/3/24
Jeffrey L. Mills	300,000	-	$0.10	11/13/24
Jeffrey L. Mills	300,000	-	$0.10	12/1/24
Jeffrey L. Mills	200,000	-	$0.10	5/5/25
Jeffrey L. Mills	200,000	-	$0.10	6/3/25
James B. Parsons	200,000	-	$0.10	6/3/25
Jeffrey L. Mills	200,000	-	$0.10	12/4/25
James B. Parsons	200,000	-	$0.10	12/4/25

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

In December 2015, all non-executive directors received a stock grant of 250,000 shares. In December 2016, all non-executive directors received a stock grant of 300,000 shares, except for Mr. Habben who received 350,000 as chairman and Mr. Parsons who received 140,000 shares and $40,000 in cash. As of the date of this report, the shares granted in December 2016 have yet to be issued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2017 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock; (ii) all directors and executive officers; and (iii) all directors and executive officers as a group. The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934. As of June 10, 2017, we had 57,856,000 issued and outstanding shares of common stock.

Name of Beneficial Owner	Number of shares	Percentage of Outstanding Shares
Directors and Officers:
Maury Blackman	-	0.00%
Kenwei Chong	1,000,000	1.73%
Darvin R. Habben	1,934,000	3.34%
Jeffrey L. Mills	739,950	1.28%
Robert W. Monster	4,605,121	7.96%
James B, Parsons	250,000	0.43%
Derek R. Schumann	800,000	1.38%
Mark A. Schwartz	-	0.00%

All directors and executive officers as a group	9,329,071	16.12%

5% Stockholders:
Richard A. Pomije	17,671,435	30.54	%(1)

(1)	On June, 1, 2015, Mr. Pomije surrendered 2,750,000 options with a $1.00 exercise price.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules promulgated there under require the Company's officers, directors, and holders of 10% or more of its outstanding common stock to file certain reports with the Securities and Exchange Commission (the "Commission"). To the Company's best knowledge, based solely on information provided by the reporting individuals, one of the reports required to be filed by these individuals has not been filed as of the date of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lease with Director/Stockholder

From January 2007 through September 2015 the Company leased a small warehouse and office from its Director, Jeff Mills. The agreement was month-to-month and required rental payments of $1,050 to $2,850 per month. The Company paid a total of $0 and $2,240 in annual rent for fiscal years 2017 and 2016, respectively. No amounts were owed Mr. Mills at February 28, 2017 or February 29, 2016 pertaining to the lease. This lease has expired and was not renewed.

Accounts Payable – Related Parties

As of February 28, 2017, the Company owes $10,612 due to advances made to an employee which is included within accounts payable – related parties.

Prepaid Domain Names

During the fiscal years 2017 and 2016, the Company paid $127,005 and $190,755, respectively, for annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik, LLC (“Epik”), a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs, which range between $0.25 and $7.85, respectively, per domain name. The costs paid to Epik are at terms similar or better than what Epik charges its other clients, which reflects the market rates of $0.25 to $7.85 for domain names.

Convertible Note Payable – Related Party

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note is due and payable within one year, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. See Note 14 for additional information.

Appointment.com Acquisition

On December 1, 2016, the Company acquired all assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington. This transaction is considered related party since the Company’s CEO, Rob Monster, owned a controlling interest in Appointment through a company owned 100% by Mr. Monster. The purchase price pursuant to an asset purchase agreement was 1,625,000 shares of common stock. This amount was paid with the issuance of 1,650,000 shares of our common stock, of which 536,364 shares were issued to Mr. Monster’s company. Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction and assets and liabilities acquired were recorded at cost. The difference between the cost of the assets received and the purchase price is recognized as compensation expense on the Company’s consolidated statement of operations. The agreement included customary representations, warranties, and covenants by us and Appointment. See Note 11 for additional information.

Sales of Common Stock

During fiscal 2017, the Company sold an aggregate of 435,000 shares which were sold to the Company’s chairman and a related party investor at terms below the market price and share prices available other investors at the time of the sales. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing.

Employment Agreements

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active. All employment agreements were for a period of approximately 12 months, however in one case there is no end date but can be terminated by either party. See Note 6 for more information about these employment agreements.

CEO Employment Agreement Share Issuance

On February 10, 2016, the Company issued 3,312,811 shares of common stock to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015. The shares were valued based on the employment agreement date using the Black-Scholes model. See Note 6 for more information about this share issuance.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert W. Monster, CEO, in accordance with his employment agreement dated May 18, 2016, which vest monthly over the new employment agreement period which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. See Note 6 for more information about this share issuance.

CEO Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of common stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. See Note 6 for more information about this accrued salary conversion.

Transactions with Former Officer

The Company has had several transactions with Richard Pomije, its former CEO, CFO and Chairman, including notes payable – related party, common stock subscription receivable and deferred compensation. See Note 15 for more information about these transactions.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

M&K CPAS, PLLC ("M&K") served as the Company’s independent registered public accounting firm during the fiscal years ended February 28, 2017 and February 29, 2016. The aggregate fees billed by M&K for professional services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal years 2017 and 2016 were $37,000 and $26,500, respectively. There were no aggregate fees billed by M&K for other audit related services or tax services for the fiscal years 2017 or 2016.

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements
Audited Consolidated Financial Statements for the year ended February 28, 2017 and February 29, 2016

(b)	Exhibits.

3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(1)
10.1	Employment Agreement dated as of April 12, 2017 between the Company and Robert W. Monster
21.1	List of wholly-owned subsidiaries
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350
101.INS(2)	XBRL Instance
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Labels
101.PRE(2)	XBRL Taxonomy Extension Presentation

__________

(1)	Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

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

DigitalTown, Inc.

Dated: June 13, 2016	By	/s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 13, 2017	By:	/s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: June 13, 2017	By:	/s/ Darvin R. Haben
Darvin R. Habben
Chairman

Dated: June 13, 2017	By:	/s/ Maury Blackman
Maury Blackman Director

Dated: June 13, 2017	By:	/s/ Kenwei Chong
Kenwei Chong Director

Dated: June 13, 2017	By:	/s/ Jeffrey L. Mills
Jeffrey L. Mills Director

Dated: June 13, 2017	By:	/s/ James B. Parsons
James B. Parsons Director

Dated: June 13, 2017	By:	/s/ Derek R. Schumann
Derek R. Schumann Director

Dated: June 13, 2017	By:	/s/ Mark A. Schwartz
Mark A. Schwartz Director

