Form 10-Q
period 2017-05-31
DigitalTown, Inc.
filed 2017-07-17
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

| X |	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017

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

Title of Each Class

Common Stock

Par Value $0.01 per share

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer [  ]  Accelerated Filer [  ]  Non-Accelerated Filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes [X] No

There were 57,856,000 shares of the registrant’s common stock outstanding as of July 14, 2017.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	2-21

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II

Item 1.	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		27-28

ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Page
Consolidated Financial Statements:
Consolidated Balance Sheets	2
Consolidated Statements of Operations	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5-21

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2017	2017
ASSETS	(Unaudited)
Current assets:
Cash	$ 42,923	$ 539,243
Accounts receivable, net	7,917	25,609
Prepaid domain name renewal fees	138,946	105,775
Other Prepaid expenses	15,040	21,198
Total current assets	204,826	691,825
Property and equipment, net	26,935	1,812
Total assets	$ 231,761	$ 693,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 148,921	$ 166,847
Accounts payable – related parties (Note 9)	9,847	10,612
Deferred revenue	345,613	190,000
Accrued expenses (Notes 6,16)	260,900	280,900
Convertible note payable – related party (Note 9, 15)	400,000	400,000
Total current liabilities	1,165,281	1,048,359
Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 57,856,000 and 52,606,000 shares issued and outstanding at May 31, 2017 and February 28, 2017, respectively	578,560	526,060
Additional paid-in-capital	35,797,580	34,333,479
Stock payable	2,428,692	3,426,371
Accumulated other comprehensive income	5,396	1,868
Accumulated deficit	(39,743,748)	(38,642,500)
Total stockholders’ equity (deficit)	(933,520)	(354,722)
Total liabilities and stockholders’ equity (deficit)	$ 231,761	$ 693,637

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31,
	2017	2016
	(Unaudited)	(Unaudited)

Revenues	$ 80,271	$ 30
Cost of revenues	98,608	104,678
Gross loss	(18,337)	(104,648)

Operating expenses:
Selling, general and administrative expenses	1,073,187	510,418

Loss from operations	(1,091,524)	(615,066)

Other income (expense):
Interest expense	9,724	-
Total other income (expense)	9,724	-

Loss before income taxes	(1,101,248)	(615,066)
Income tax provision	-	-
Net loss	$ (1,101,248)	$ (615,066)

Net loss per common share – basic and diluted	$ (0.02)	$ (0.01)

Weighted average common shares outstanding – basic and diluted	55,059,804	41,461,543

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)

Net loss	$ (1,101,248)	$ (615,066)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,300	885
Imputed interest	10,350	-
Stock based compensation	346,071	312,171
Changes in operating assets and liabilities:
Accounts receivable	17,692	(10,000)
Prepaid expenses	(27,013)	6,203
Accounts payable	(17,925)	10,289
Accounts payable – related parties	(765)	-
Accrued expenses	(20,000)	-
Deferred revenue	155,613	70,000
Net cash used in operating activities	(635,925)	(225,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(26,423)	-
Cash paid for Cloud.Market	-	(7,500)
Net cash used in investing activities	(26,423)	(7,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	162,500	539,500
Net cash provided by financing activities	162,500	539,500

Foreign currency translation adjustment	3,528	-

Net change in cash and cash equivalents	(496,320)	306,482
Cash and cash equivalents, beginning of year	539,243	134,469
Cash and cash equivalents, end of year	42,923	440,951

Non-Cash Transactions:
Issuance of common stock for stock payable	$ 1,506,250	-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("U.S.") ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC").  Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included.  Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period.  This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended February 28, 2017.

The Company’s fiscal year end is the last day in February.  Our current fiscal year ends on February 28, 2018 and we refer to it as “fiscal 2018”.  Last year, our fiscal year ended on February 28, 2017 and we refer to this year as “fiscal 2017”.

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

At May 31, 2017, the Company had an accumulated deficit of $39,743,748.  The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2018.  In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

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

Accounts Receivable

Accounts receivable arise from the sale of and commission earned from display advertising.  The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions.  In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible.  The Company has recorded an allowance for doubtful accounts as of May 31, 2017 and February 28, 2017 of $18,532 and $23,219, respectively.

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

We evaluate any goodwill and intangible assets for an impairment on an annual basis each fiscal year end.  We also evaluate goodwill and intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill and intangible assets below the carrying amounts.  Based upon our review and analysis in the fourth quarter of fiscal 2017, we deemed all of the goodwill and intangible assets acquired in fiscal 2017 as fully impaired.  Accordingly, we recognized an impairment expense of $1,725,009 in fiscal 2017.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

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

As of May 31, 2017 and February 28, 2017, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during the first quarter of fiscal 2018 or the fiscal year 2017.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents.  As of May 31, 2017, and February 28, 2017, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000.  At February 28, 2017, the Company had one bank deposit account in excess of federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are currently capitalized in the period of renewal then amortized over one year.  Only the purchase of new domain names is capitalized.  See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $1,300and $885 of depreciation expense for first quarters of fiscal years 2018 and 2017, respectively.  Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized.  As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.  See Note 4 for further information.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

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

The Company accounts for income taxes pursuant to FASB guidance.  This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2017 or February 28, 2017.  In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations.  The Company has three open years of tax returns subject to examination.

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

Advertising

It is the Company’s policy to expense advertising costs in the period related to the advertising.  The Company did not incur any advertising expense during the first quarters of fiscal years 2018 or 2017.

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

For the Three Months Ended May 31, 2017 and 2016

Note 3. Going Concern

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

At May 31, 2017, the Company had an accumulated deficit of $39,743,748.  The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2018.  In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	May 31,	February 28,
	2017	2017
Office equipment and furniture	$ 554,766	$ 528,034
Less accumulated depreciation	(527,831)	(526,222)
Property and equipment, net	$ 26,935	$ 1,812

Depreciation expense for the first quarter of fiscal years 2018 and 2017 was $1,300 and $885, respectively.

Note 5. Prepaid Domain Names

During the first quarters of fiscal years 2018 and 2017, the Company incurred $81,702 and $15,000, respectively, of annual domain name renewal fees, which range between $0.25 and $7.85 per domain name.  These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-lined basis.  During the first quarters of fiscal years 2018 and 2017, the Company recognized $108,328 and $21,203 of expense as cost of revenues related to this amortization.  As of May 31, 2017, and February 28, 2017, the Company has $138,946 and $105,775, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet.  See Note 9 for information on Related Party activity within Prepaid Domain Names.

Note 6. Accrued Expenses and Deferred Revenue

Accrued Expenses

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of the Company’s stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months.  The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.  As the aggregate value of the shares and warrants were equal to the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction.  As of May 31, 2017, and February 28, 2017, the accrued salary owed to Robert Monster was $0 and $20,000, respectively.

See Note 16 for information related to the Accrued Compensation of $260,899 related to a former officer of the company.

Deferred Revenue

During the first quarter of fiscal 2018, the Company signed three customer agreements to perform digital support and construction services for three third party companies.  During fiscal 2017, the Company signed three customer agreements to perform digital support and construction services for three third party companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations.  During the quarter ended May 31, 2017, and year ended February 28, 2017, the Company has collected $315,613 and $140,000 in cash and

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

recorded $0 and $50,000 in accounts receivable related to these contracts. As the services requested by the customers have not yet been completed, a total of $345,613 and $190,000 has been recorded as deferred revenue as of May 31, 2017, and February 28, 2017, respectively.

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2018 Stock Transactions

During the first quarter of fiscal 2018, the Company issued 1,506,250 shares of stock related to stock payable as of February 28/2017, leaving an outstanding balance for stock payable of $2,435,711 as of May 31, 2017.

During the first quarter of fiscal 2018, the Company sold 356,250 shares of its common stock for $142,500.  These shares have not been issued and are recorded as stock payable as of May 31, 2017.

During the first quarter of fiscal 2018, $346,071 of vesting related to restricted stock grants was recorded as stock payable.  This includes one new grant to an employee during the first quarter of fiscal 2018.

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

On September 14, 2016, the Company closed on a Stock Purchase Agreement for 100% of Rezserve Technologies, Ltd. (Rezserve), a company based in Vancouver, British Columbia. Pursuant to the agreement, the Company purchased all of the issued and outstanding stock of Rezserve in consideration for an aggregate of $1,480,000, of which 3,000,000 shares of stock were paid at the closing and $400,000 was a secured convertible note payable to Rezserve’s founder Clint Skidmore.  The stock had a value of $1,080,000 at the closing date.  The terms of the note include interest at 0% per annum.  Principal is due and payable within one year of September 13, 2016. The Company imputed interest expense of $19,040 related to the convertible note payable – related party as an increase in additional paid in capital during fiscal 2017.  In addition, the Company recorded $1,868 of foreign currency translation loss during fiscal 2017 which was reflected as accumulated other comprehensive loss. See Note 14 for additional information on this acquisition.

On December 1, 2016, the Company acquired all of the assets of Appointment.com.  The purchase price pursuant to an asset purchase agreement was 1,625,000 shares.  The value of the stock of $731,250 is included as a stock payable as of February 28, 2017.  See Note 14 for additional information on this acquisition.

On May 18, 2016, the Company granted 8,292,309 common shares to Robert W. Monster, CEO, in accordance with his employment agreement dated May 18, 2016, which vest monthly over the new employment agreement period which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During fiscal year 2017, $812,912 was expensed related to these shares.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active.  All employment agreements were for a period of approximately 12 months, however, in one case there is no end date but can be terminated by either party.  Included in the employment agreements were common stock grants of 250,000 to 1,000,000 shares which vest over a period of 12 to 48 months.  A total of 2,220,000 shares were granted for the four employment agreements.   During fiscal 2017, $154,921 was expensed related to these agreements.

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

As of May 31, 2017, the Company had 4,660,000 warrants outstanding with an average exercise price of $0.14. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of May 31, 2017 of 3.90 years.

No new warrants have been issued in fiscal 2018.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

The Company utilized the following key assumptions in computing the fair value of the warrant grants using the Black-Scholes pricing model for fiscal year 2017:

Fiscal 2017
Weighted-average volatility	180%
Expected dividends	None
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.19%
Weighted-average fair value of warrants granted	$0.08

The following table summarizes information about the Company’s stock warrant activity during the first quarter of fiscal 2018 and fiscal year 2017:

Number of Warrants
Outstanding - February 29, 2016	4,510,000
Granted	150,000
Canceled or expired	-
Outstanding - February 28, 2017	4,660,000
Granted	-
Cancelled or expired	-
Outstanding – May 31, 2017	4,660,000
Exercisable at May 31, 2017	4,660,000

The following table summarizes information about stock warrants outstanding as of May 31, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	550,000	9.75	$0.13	550,000	$0.13
$0.15	2,460,000	0.83	$0.07	2,460,000	$0.07
$0.25	300,000	9.08	$0.24	300,000	$0.24
$0.25	850,000	9.17	$0.24	850,000	$0.24
$0.30	500,000	9.50	$0.28	500,000	$0.28
$0.10 - $0.30	4,660,000	3.90	$0.14	4,660,000	$0.14

The Company recorded stock-based compensation expense of $0 and $11,948 for all outstanding stock warrants for the first quarter of fiscal years 2018 and 2017, respectively.  This expense is included in stock-based compensation expense.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the “2006 Plan”), which has reserved 5,000,000 shares of our common stock for issuance.  The types of awards that could be granted under the 2006 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards.  All grants are determined and approved by the Board of Directors.  Through May 31, 2017, the Company has only granted non-qualified stock options under the 2006 Plan. The stock options may be granted to officers and employees of the Company. Options granted under the 2006 Plan have exercise prices and vesting terms approved by the Board of Directors at the time of each grant.  Vesting terms of the outstanding options range from immediate to four years from the date of grant.  The exercise period of the options range from five to ten years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

The Company records its stock-based compensation arrangements calculating the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the consolidated statements of operations based on their grant date fair values.  The fair value of the Company’s stock options ha been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

No stock options were granted during the first quarter of fiscal 2018. One board member exercised 200,000 stock options at $0.10 per share during the first quarter for $20,000 cash received by the Company and recorded to common stock payable.

The Company utilized the following key assumptions in computing the fair value of the option grants using the Black-Scholes pricing model for fiscal 2017:

Fiscal 2017
Weighted-average volatility	121%
Expected dividends	None
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.23%

The Company recorded stock-based compensation expense of $0 for all outstanding options for both of the first quarters of fiscal years 2018 and 2017.

The following table summarizes information about the Company’s stock options as of May 31, 2017 and activity during the first quarter of fiscal 2018 and fiscal years 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 29, 2016	2,592,310	$ 0.10
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding - February 28, 2017	2,592,310	$ 0.10
Granted	-	-
Exercised	(200,000)	$0.10
Cancelled or expired	-	-
Outstanding – May 31, 2017	2,392,310	$ 0.10
Exercisable at May 31, 2017	2,392,310	$ 0.10

The following table summarizes information about stock options outstanding as of May 31, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	400,000	8.50	$0.12	400,000	$0.12
$0.15	1,292,310	0.92	$0.02	1,292,310	$0.02
$0.25	500,000	7.92	$0.21	500,000	$0.21
$0.30	200,000	8.25	$0.25	200,000	$0.25
$0.10 - $0.30	2,392,310	3.94	$0.10	2,392,310	$0.10

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

Note 9. Related Party Transactions

Accounts Payable – Related Parties

The Company owes $9,847 and $10,612 due to advances made to an employee which is included within accounts payable – related parties as of May 31, 2017 and February 28, 2017, respectively.

Prepaid Domain Names

During the first quarter of fiscal years 2018 and 2017, the Company paid $81,702 and $15,000, respectively, for annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik, LLC (“Epik”), a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs, which range between $0.25 and $7.85, respectively, per domain name.  The costs paid to Epik are at terms similar or better than what Epik charges its other clients, which reflects the market rates of $0.25 to $7.85 for domain names.

Convertible Note Payable – Related Party

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”).  The interest free note is due and payable within one year, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share.  See Note 15 for additional information.

Appointment.com Acquisition

On December 1, 2016, the Company acquired all assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington.  This transaction is considered related party since the Company’s CEO, Rob Monster, owned a controlling interest in Appointment through a company owned 100% by Mr. Monster.  The purchase price pursuant to an asset purchase agreement was 1,625,000 shares of common stock.  This amount was paid with the issuance of 1,625,000 shares of our common stock, of which 536,364 shares were issued to Mr. Monster’s company.  Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction and assets and liabilities acquired were recorded at cost.  The difference between the cost of the assets received and the purchase price is recognized as compensation expense on the Company’s consolidated statement of operations. The agreement included customary representations, warranties, and covenants by us and Appointment.  See Note 14 for additional information.

Sales of Common Stock

During fiscal 2017, the Company sold an aggregate of 435,000 shares which were sold to the Company’s chairman and a related party investor at terms below the market price and share prices available other investors at the time of the sales. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing.  There were no such sales in the first quarter of fiscal 2018.

Employment Agreements

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active.  All employment agreements were for a period of approximately 12 months, however in one case there is no end date but can be terminated by either party.  See Note 7 for more information about these employment agreements.

CEO Employment Agreement Share Issuance

On February 10, 2016, the Company issued 3,312,811 shares of common stock to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015.  The shares were valued based on the employment agreement date using the Black-Scholes model.  See Note 7 for more information about this share issuance.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

On May 18, 2016, the Company granted 8,292,309 common shares to Robert W. Monster, CEO, in accordance with his employment agreement dated May 18, 2016, which vest monthly over the new employment agreement period which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. See Note 7 for more information about this share issuance.

CEO Accrued Salary Conversion

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of common stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months.  The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.  See Note 7 for more information about this accrued salary conversion.

Transactions with Former Officer and Current Shareholder

The Company has had several transactions with Richard Pomije, its former CEO, CFO and Chairman, including notes payable – related party, common stock subscription receivable and deferred compensation.  See Note 16 for more information about these transactions.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $12,372,359 as of May 31, 2017 that will offset future taxable income.  The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes.  The components of these differences are as follows at May 31, 2017 and February 28, 2017:

	May 31, 2017	February 28, 2017
Net tax loss carry-forwards	$12,372,359	$11,627,532
Statutory rate	34%	34%
Expected tax recovery	4,206,602	3,953,361
Change in valuation allowance	(4,206,602)	(3,953,361)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$4,206,602	$3,953,361
Less: valuation allowance	(4,206,602)	(3,953,361)
Net deferred tax asset	$-	$-

Note 11. Commitments and Contingencies

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

On December 5, 2016, Richard Pomije filed a lawsuit against the Company.  Mr. Pomije asserts an employment agreement existed and a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable.  Mr. Pomije claims the Company owes him $260,900, which has been fully accrued for by the Company.  See Note 16 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of May 31, 2017, we have three outstanding operating leases.  The leases are for an aggregate of 2,700 square feet of office space.  Two of the leases are month-to-month with either party able to terminate the lease with 30 days of notice.  The other lease is for period of one year and ends in March 2018.    Gross rent is approximately $4,070 per month plus $95 for HVAC expenses and applicable taxes.  In addition, for one of the leases, we are responsible for various operating costs, such as telephone and utilities.  Our total rent commitment is $20,940.  Rent expense for the first quarter of fiscal years 2018 and 2017 was $5,352 and $0, respectively.

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

Note 12. Common Stock Subscriptions Receivable

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the first quarter of fiscal years 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,101,248)	$ (615,066)
Weighted average number of common shares outstanding	55,059,804	41,461,543
Basic net loss per share	$ (0.02)	$ (0.01)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$ (1,101,248)	$ (615,066)
Weighted average number of common shares outstanding	55,059,804	41,461,543
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	55,059,804	41,461,543
Diluted net loss per share	$ (0.02)	$ (0.01)

(1)

At May 31, 2017 and May 31, 2016, there were 2,392,310 and 2,592,310, respectively, of stock options equivalent to common shares outstanding.  The stock options are anti-dilutive at May 31, 2017 and May 31, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At May 31, 2017 and May 31, 2016, there were outstanding warrants equivalent to 4,660,000 and 4,510,000 common shares, respectively.   The warrants are anti-dilutive at May 31, 2017 and May 31, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

Note 14. Acquisitions

Appointment.com Acquisition

On December 1, 2016, the Company acquired all assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington.  This transaction is considered related party since Epik LLC is a controlling owner of Appointment and the Company’s CEO, Rob Monster, is the controlling owner of Epik LLC. The purchase price pursuant to an asset purchase agreement was 1,625,000 common shares.  Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction.  The sum of $122,705, which reflects the cost basis of the liabilities assumed, and the stock value of $731,500 is $853,955 and is recognized as expense on the Company’s consolidated statement of operations. The agreement included customary representations, warranties, and covenants by us and Appointment.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2016 are as follows:

Combined Pro Forma
For First Quarter
Fiscal 2017
Revenues	$56,222

Cost of revenues	109,765

Gross profit (loss)	(53,543)

Operating expenses:
Selling, general and administrative expenses	579,999

Loss from operations	(633,542)

Other income (expense)	-

Net loss	$(633,542)

Weighted average number of common shares
Outstanding – basic and fully diluted	41,461,543

Net loss per share – basic and fully diluted	$(0.01)

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

Note 15. Convertible Note Payable – Related Party

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note is due and payable within one year, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share.  The Company evaluated the note and determined that as the fixed exercise price exceeded the closing market price on the note issuance date, that no beneficial conversion feature was present. The imputed interest expense of $10,350 related to the $400,000 note payable was recorded as an increase in additional paid in capital during the first quarter of fiscal 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Note 16. Transactions with Former Officer and Current Shareholder

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2017 and 2016

Note 17. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at May 31, 2017 and February 28, 2017 was $0.  During the fiscal 2017, the Company made an acquisition which resulted in $1,384,480 of goodwill being recorded.

Intangible assets

The carrying value of intangible assets at May 31, 2017 and February 28, 2017 was $0.  During fiscal 2017, the Company acquired $352,552 of intangible assets, including $224,240 of domain name rights, $77,295 of customer base, $30,842 of IP/Technology, $19,475 of trade-name and marks, and $700 of non-compete agreements.  During fiscal 2017, the Company recorded $12,023 of amortization expense related to intangible assets.

During fiscal 2017, the Company entered into agreements to purchase domain name rights with five individuals. In exchange for the domain name rights, the Company issued 369,750 common shares and paid $69,500 in cash.  The total fair value of the shares was $154,740 based on the respective domain name purchase agreements date and the closing market price on that date.

2017 Impairment

We evaluate our goodwill and intangible assets for an impairment on an annual basis each fiscal year end.  Based upon our review and analysis, we deemed all of the goodwill and intangible assets acquired in fiscal 2017 as fully impaired as of February 28, 2017.  Accordingly, we recognized an impairment expense of $1,725,009 in the fourth quarter of fiscal 2017.  This reflects the full amount of goodwill and the unamortized balance of the intangible assets.

Note 18. Subsequent Events

On June 28, 2017, the Company entered into a stock purchase agreement to acquire Comencia, Inc. (“Comencia”) a Bellevue, WA based company which supports a cloud-based software platform for travel-related services.  The purchase price was $1,055,000, which will be paid by $55,000 in cash plus 2,500,000 shares of the Company’s common stock.  In conjunction with this acquisition, the Company issued a promissory note on June 30, 2017 for the amount of $55,000.  The promissory note is due upon demand and is subject to an annual interest rate of 3.0%.  The promissory note was paid in full on July 13, 2017.

On June 30, 2017, the Company entered into an employment agreement with one of the former owners of Comencia for a period of 2 years.  Included in the terms of the employment agreement was a restricted stock grant of 1,025,000 shares, which vest monthly over the term of the agreement.

Between June 9, 2017 and July 13, 2017, the Company received an aggregate of $600,000 in cash payments related to three unsecured convertible notes with its chairman, another director, and a shareholder. The interest free notes are due and payable within one year, at which time all can be converted into shares of the Company’s common stock at a conversion price of $0.25 to $0.40 per share.

There were no additional significant subsequent events through July 14, 2017, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of May 31, 2017 and its results of operations of the Company for the three months ended May 31, 2017 and 2016, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2017, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company’s fiscal year end is the last day in February.  Our current fiscal year ends on February 28, 2018 and we refer to it as “fiscal 2018”.  Last year, our fiscal year ended on February 28, 2017 and we refer to this year as “fiscal 2017”.

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

The DigitalTown Platform

The DigitalTown platform supports powerful online and mobile communities. We tap into locally relevant news and content in order to keep community members informed.  We provide community tools to keep community members connected. We enable commerce and fulfillment in local communities, thereby helping residents to buy locally while equipping merchants to sell locally, nationally and even globally.

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

Administration

The DigitalTown platform provides integrated administrative tools for managing content, community and commerce, making it easy to administer. The administrative tools are designed to be the back-end of the smart community. For example, administrators can create Frequently Asked Questions (FAQ) that are then presented through the site search. This FAQ article is then systematically provided as information when a user makes an inquiry that matches the keywords into the search box on the site.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2017 AND 2016

During first quarter of fiscal 2018, the Company recorded revenues of $80,271 and cost of revenues of $98,608 for a gross loss of $18,337 compared to revenues of $30 and cost of revenues of $104,678 for a gross loss of $104,648 during the first quarter of fiscal 2017.  For the first quarter of fiscal 2018, revenues mainly consisted of development fees related to our SmartCity platform, commissions generated from advertising on our websites, and activities from our Rezserve subsidiary. For the first quarter of fiscal 2017 period revenues mainly consisted of commissions generated from advertising on our websites.  Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $48,531 and $24,138, development expense of $50,077 and $79,937, and merchant processing fees of $2,162 and $603, for the fiscal first quarters 2018 and 2017, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity.  These expenses were $1,073,187 in the first quarter of fiscal 2018 compared to $510,418 in the first quarter of fiscal 2017, an increase of $562,769.  A portion of this increase was non-cash related.  Our stock-based compensation expense was $346,701 for the first quarter of fiscal 2018 as compared to $312,171 for fiscal 2017, an increase of $34,530.  In addition to the non-cash item, our increase in selling, general and administrative expenses was due to an increase in contractor expense of $96,236, an increase of $35,946 in legal and professional fees, an increase in travel and conference-related costs of $97,144, an increase in employee compensation and benefits of $280,765, an increase in office services and supplies of $7,006, an increase in rent and utilities of $5,993, and an increase in insurance expense of $5,171.

The Company’s overall net loss for the current first quarter increased by $486,182 to $1,101,248.  The increase was mainly due to the increase in stock compensation expense and the increase in general and administrative items as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at May 31, 2017 was $42,923, a decrease of $496,320 from $539,243 at February 28, 2017.  During the first quarter of fiscal 2018, net cash used in operating activities was $635,925 compared to cash used of $225,518 for the first quarter of fiscal 2017.  When comparing the two periods, the increase in cash used in operating activities of $410,407 for the first quarter of fiscal 2018 is primarily due to an increase of cash operating expenses.

Net cash used in investing activities was $26,423 and $7,500 for first quarters of fiscal years 2018 and 2017, respectively.  In the first quarter of fiscal 2018, the Company invested in certain equipment.

Net cash provided by financing activities for the first quarter of fiscal 2018, was $162,500, which consisted of proceeds from the sale of common stock. For the first quarter of fiscal 2017, the Company received net cash provided by financing activities of $539,500, which consisted of proceeds from a stockholders’ subscriptions receivable.

Monthly cash operating expenses for the first quarter of fiscal 2018, were approximately $237,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $250,000 per month, which includes the monthly cost for the renewal of the existing domain names of approximately $30,500. In addition to its normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending February 28, 2018 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA, which is associated with the Company’s previous business plan and expired in 2015 and $31,700 pertaining to software development agreements. In the period from June 1, 2017 through July 14, 2017, the Company did not enter into stock purchase agreements of restricted common shares.  Between June 9, 2017 and July 13, 2017, the Company received an aggregate of $600,000 in cash payments related to three unsecured convertible notes with its chairman, another director, and a shareholder.  The interest free notes are due and payable within one year, at which time all can be converted into shares of the Company’s common stock at a conversion price of $0.25 to $0.40 per share.

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

Prepaid Domain Names

The annual domain name renewal fees are currently amortized over one year and the purchase of any new domain names are the only amounts capitalized.  See Note 5 for further information.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of May 31, 2017, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of May 31, 2017 and as a result, our disclosures controls and procedures were not effective.  Notwithstanding the material weaknesses that existed as of May 31, 2017, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Controls over Financial Reporting

Management continues to evaluate the Company's internal controls over financial reporting to ensure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2017. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended February 28, 2017. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2018, the Company entered into stock purchase agreements for total cash proceeds of $142,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2017, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

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

DigitalTown, Inc.

Dated: July 14, 2017	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 14, 2017	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: July 14, 2017	By: /s/ Darvin R. Haben
Darvin R. Habben
Chairman

Dated: July 14, 2017	By: /s/ Maury Blackman
Maury Blackman, Director

Dated: July 14, 2017	By: /s/ Kenwei Chong
Kenwei Chong, Director

Dated: July 14, 2017	By: /s/ Jeffrey L. Mills
Jeffrey L. Mills, Director

Dated: July 14, 2017	By: /s/ James B. Parsons

James B. Parsons, Director

Dated: July 14, 2017	By: /s/ Derek R. Schumann
Derek R. Schumann, Director

Dated: July 14, 2017	By: /s/ Mark A. Schwartz
Mark A. Schwartz, Director