Form 10-Q
period 2017-08-31
DigitalTown, Inc.
filed 2017-10-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2017

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

Title of Each Class

Common Stock

Par Value $0.01 per share

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

There were 64,721,777 shares of the registrant’s common stock outstanding as of October 16, 2017.

2

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2017	2017
	(Unaudited)
ASSETS
Current assets:
Cash	$101,939	$539,243
Accounts receivable, net	23,236	25,609
Prepaid domain name renewal fees	306,597	105,775
Other Prepaid expenses	25,000	21,198
Total current assets	456,772	691,825
Property and equipment, net	25,881	1,812
Total assets	$482,653	$693,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$194,451	$166,847
Accounts payable – related parties (Note 9)	21,449	10,612
Deferred revenue	170,000	190,000
Domain marketing development obligation	329,644	-
Accrued expenses (Notes 6,16)	280,900	280,900
Convertible notes payable – related party (Notes 9, 15, 19)	400,000	400,000
Total current liabilities	1,396,444	1,048,359

Convertible notes payable – related party, net (Notes 9, 15)	234,110	-
Long-Term debt (Note 16)	37,089	-
Total liabilities	1,667,643	1,048,359

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 57,856,000 and 52,606,000 shares issued and outstanding at August 31, 2017 and February 28, 2017, respectively	578,560	526,060
Additional paid-in-capital	36,604,617	34,333,479
Stock payable	3,597,437	3,426,371
Accumulated other comprehensive income	20,905	1,868
Accumulated deficit	(41,986,509)	(38,642,500)
Total stockholders’ equity (deficit)	(1,184,990)	(354,722)
Total liabilities and stockholders’ equity (deficit)	$482,653	$693,637

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31		Six Months Ended August 31
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$93,906	$-	$174,177	$30
Cost of revenues	89,385	100,931	187,993	205,609
Gross profit (loss)	4,521	(100,931)	(13,816)	(205,579)

Operating expenses:
Selling, general and administrative expenses	2,163,757	945,168	3,236,944	1,455,586

Loss from operations	(2,159,236)	(1,046,099)	(3,250,760)	(1,661,165)

Other income (expense):
Interest expense	83,525	-	93,249	-
Total other income (expense)	83,525	-	93,249	-

Loss before income taxes	(2,242,761)	(1,046,099)	(3,344,009)	(1,661,165)
Income tax provision	-	-	-	-
Net loss	$(2,242,761)	$(1,046,099)	$(3,344,009)	$(1,661,165)

Net loss per common share – basic and diluted	$(0.04)	$(0.03)	$(0.06)	$(0.04)

Weighted average common shares outstanding – basic and diluted	57,856,000	41,543,058	56,457,902	41,502,301

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,344,009)	$(1,661,165)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,089	1,942
Debt discount amortization	71,199	-
Imputed interest	25,591	-
Stock based compensation	794,112	977,227
Compensation related to Comencia acquisition	790,059	-
Changes in operating assets and liabilities:
Accounts receivable	2,373	(110,000)
Prepaid expenses	(204,624)	(23,502)
Accounts payable	(12,841)	6,510
Accounts payable – related parties	(765)	10,865
Accrued expenses	-	23,269
Domain marketing development obligation	329,644	-
Deferred revenue	(20,000)	180,000
Net cash used in operating activities	(1,567,172)	(594,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(26,158)	-
Purchase of domain names	-	(26,500)
Cash paid for Cloud.Market	-	(7,500)
Cash received from Comencia acquisition	11,989	-
Net cash used in investing activities	(14,169)	(34,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	175,000	559,500
Borrowings from convertible debt	500,000
Borrowing on promissory notes	450,000	-
Net cash provided by financing activities	1,125,000	559,500

Foreign currency translation adjustment	19,037	-

Net change in cash and cash equivalents	(437,304)	(69,354)
Cash and cash equivalents, beginning of year	539,243	134,469
Cash and cash equivalents, end of period	101,939	65,115

Non-Cash Transactions:
Issuance of common stock for stock payable	$1,548,046	$-
Acquisition of Comencia with shares of common stock	40,059	-
Discount from warrants issued with debt	450,000	-
Beneficial conversion feature	300,000	-
Issuance of common stock for domain names	$-	$108,750

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

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names. On March 1, 2007, the Company changed its name to DigitalTown, Inc. and developed a platform to monetize their domain names. DigitalTown currently provides turn-key hosted solutions to power a comprehensive platform for government entities, citizens and merchants. The easy to use platform helps city officials and local merchants manage a feature-rich Smart City for web and mobile devices and provides residents and visitors with access to content, community and commerce. The Company’s headquarters are located in Bellevue, Washington. The Company’s common stock is traded on the OTC Markets under the ticker symbol of DGTW.

Going Concern

The Company’s consolidated financial statements have been prepared using U.S. GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a working capital deficit, recurring losses, and negative cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. See Note 3 for further information.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable arise from the sale of and commission earned from display advertising. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of August 31, 2017 and February 28, 2017 of $11,240 and $23,219, respectively.

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

The Company recognizes revenue from the sale of display advertising appearing on specific pages of individual sites within the DigitalTown network platform. Display advertising is sold by the Company directly to local merchants and placed by the Company on specific pages of individual sites targeted by the local merchant. The terms of these sales are either for a fixed monthly amount for a period ranging from three months to one year or variable based on a percentage of the per click or per-impression revenue generated by these ads.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of August 31, 2017, and February 28, 2017, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during the first six months of fiscal 2018 or the fiscal year 2017.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of August 31, 2017, and February 28, 2017, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At August 31, 2017, the Company had no bank deposit accounts in excess of federally insured limits. At February 28, 2017, the Company had one bank deposit account in excess of federally insured limits.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2017 or February 28, 2017. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Stock-Based Compensation

Use of equity for compensation, including restricted stock, stock options and stock warrants, is a material part of the Company’s near-term compensation strategy. The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards. The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors, consultants and advisors. The compensation expense for the Company's stock-based payments is based on estimated fair values at the time of the grant.

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

Advertising

The Company expenses advertising costs in the period related to the advertising. The Company did not incur any advertising expense during the first six months of fiscal 2018 or for the fiscal 2017 year.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

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

At August 31, 2017, the Company had an accumulated deficit of $41,986,509.  The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2018. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

Property and equipment are as follows:

	August 31,	February 28,
	2017	2017
Office equipment and furniture	$42,554	$528,034
Less accumulated depreciation	(16,673)	(526,222)
Property and equipment, net	$25,881	$1,812

During the second quarter of fiscal 2018, the Company retired $512,212 of fully depreciated equipment and furniture. Depreciation expense for the first six months of fiscal years 2018 and 2017 was $2,086 and $1,770, respectively.

Note 5. Prepaid Domain Names

During the first six months of fiscal years 2018 and 2017, the Company incurred $343,113 and $57,500, respectively, of annual domain name renewal fees, which range between $0.25 and $7.85 per domain name. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over a period of one year on a straight-lined basis. During the first six months of fiscal years 2018 and 2017, the Company recognized $74,938 and $36,036 of expense as cost of revenues related to this amortization. As of August 31, 2017, and February 28, 2017, the Company has $301,426 and $44,705, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 9 for information on Related Party activity within Prepaid Domain Names.

Note 6. Accrued Expenses, Deferred Revenue and Domain Marketing Development Obligation

Accrued Expenses

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of the Company’s stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the aggregate value of the shares and warrants were equal to the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of August 31, 2017, and February 28, 2017, the accrued salary owed to Robert Monster was $0 and $20,000, respectively.

See Note 16 for information related to the Accrued Compensation of $260,899 related to a former officer of the company.

Deferred Revenue

During fiscal 2017, the Company signed three customer agreements to perform digital support and development services for three third party companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily. As of August 31, 2017, and February 28, 2017, the Company has collected $190,000 and $180,000 in cash and recorded $0 and $10,000 in accounts receivable related to these contracts. As the services requested by the customers have not yet been completed, a total of $170,000 and $190,000 has been recorded as deferred revenue as of August 31, 2017, and February 28, 2017, respectively.

Domain Marketing Development Obligation

During the first six months of fiscal 2018, the Company signed top-level domain marketing development fund agreements with owners of 13 domains whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of August 31, 2017, and February 28, 2017, the Company has collected $401,519 and $0 in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $329,644 and $0 has been recorded as domain marketing development obligation as of August 31, 2017, and February 28, 2017, respectively.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2018 Stock Transactions

During the first six months of fiscal 2018, $794,112 of vesting related to restricted stock grants was recorded as stock payable. This includes seven new grants to employees during the first six months of fiscal 2018.

On July 19, 2017, the Company sold 100,000 shares of its common stock for $15,000. These shares have not been issued and are recorded as stock payable as of August 31, 2017.

On July 1, 2017, the Company closed on an agreement and plan of share exchange for the acquisition of Comencia, Inc., a related party Company, which was partly owned by an officer of the Company. The Company granted 2,500,000 shares of its common stock to the existing owners of Comencia, Inc. The closing price of the Company’s common stock on the acquisition date was $0.30 per share, therefore, the fair value of common stock issued was $750,000. As of August 31, 2017, the stock was not issued, therefore, it is included in stock payable as of August 31, 2017.

During the first quarter of fiscal 2018, the Company issued 1,506,250 shares of stock related to stock payable as of February 28, 2017. There was no stock issued in the second quarter of fiscal 2018.

During the first quarter of fiscal 2018, the Company sold 356,250 shares of its common stock for $142,500. These shares have not been issued and are recorded as stock payable as of August 31, 2017.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of August 31, 2017, the Company had 8,660,000 warrants outstanding with an average exercise price of $0.14. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of August 31, 2017 of 5.90 years.

In July 2017, the Company issued 4,000,000 warrants to four individuals, including the Chairman of the Company and another board member, to purchase shares of the Company’s common stock at prices which ranged from $0.10 to $0.15. All warrants vested immediately at the date of issuance and are exercisable through 2027. The total estimated value using the Black-Scholes Model, based on a volatility rates of 202.10% to 205.35% and a call option values of $0.2040 to $0.2690, was $880,918.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company utilized the following key assumptions in computing the fair value of the warrant grants using the Black-Scholes pricing model for fiscal year 2017:

	Fiscal 2018	Fiscal 2017
Weighted-average volatility	203%	180%
Expected dividends	None	None
Expected term (in years)	10.00	10.00
Weighted-average risk-free interest rate	1.16%	2.19%
Weighted-average fair value of warrants granted	$0.11	$0.08

The following table summarizes information about the Company’s stock warrant activity during the first two quarters of fiscal 2018 and fiscal year 2017:

Number of Warrants
Outstanding - February 29, 2016	4,510,000
Granted	150,000
Canceled or expired	-
Outstanding - February 28, 2017	4,660,000
Granted	4,000,000
Cancelled or expired	-
Outstanding – August 31, 2017	8,660,000
Exercisable at August 31, 2017	8,660,000

The following table summarizes information about stock warrants outstanding as of August 31, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	3,550,000	9.75	$0.09	3,550,000	$0.09
$0.15	3,460,000	4.83	$0.14	3,460,000	$0.14
$0.25	300,000	9.08	$0.24	300,000	$0.24
$0.25	850,000	9.17	$0.24	850,000	$0.24
$0.30	500,000	9.50	$0.28	500,000	$0.28
$0.10 - $0.30	8,660,000	5.90	$0.14	8,660,000	$0.14

The Company recorded stock-based compensation expense of $0 and $11,948 for all outstanding stock warrants for the first six months of fiscal years 2018 and 2017, respectively. This expense is included in stock-based compensation expense.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the “2006 Plan”), which has reserved 5,000,000 shares of our common stock for issuance. The types of awards that could be granted under the 2006 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. All grants are determined and approved by the Board of Directors. Through August 31, 2017, the Company has only granted non-qualified stock options under the 2006 Plan. The stock options may be granted to officers and employees of the Company. Options granted under the 2006 Plan have exercise prices and vesting terms approved by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The exercise period of the options range from five to ten years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company records its stock-based compensation arrangements calculating the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the consolidated statements of operations based on their grant date fair values. The fair value of the Company’s stock options has been estimated using the Black-Scholes pricing model, which requires assumptions as to expected dividends, the options expected life, volatility and risk-free interest rate at the time of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite vesting periods in the Company’s consolidated statements of operations.

No stock options were granted during the first two quarters of fiscal 2018. One board member exercised 200,000 stock options at $0.10 per share during the first quarter of fiscal 2018 for $20,000 cash, which was received by the Company and recorded to common stock payable.

The Company utilized the following key assumptions in computing the fair value of the option grants using the Black-Scholes pricing model for fiscal 2017:

Fiscal 2017
Weighted-average volatility	121%
Expected dividends	None
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.23%

The Company recorded stock-based compensation expense of $0 for all outstanding options for both of the first two quarters of fiscal years 2018 and 2017.

The following table summarizes information about the Company’s stock options as of August 31, 2017 and activity during the first quarter of fiscal 2018 and fiscal years 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 29, 2016	2,592,310	$0.10
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding - February 28, 2017	2,592,310	$0.10
Granted	-	-
Exercised	(200,000)	$0.10
Cancelled or expired	-	-
Outstanding – August 31, 2017	2,392,310	$0.10
Exercisable at August 31, 2017	2,392,310	$0.10

The following table summarizes information about stock options outstanding as of August 31, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	400,000	8.25	$0.12	400,000	$0.12
$0.15	1,292,310	0.67	$0.02	1,292,310	$0.02
$0.25	500,000	7.67	$0.21	500,000	$0.21
$0.30	200,000	8.00	$0.25	200,000	$0.25
$0.10 - $0.30	2,392,310	3.69	$0.10	2,392,310	$0.10

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Related Party Transactions

Accounts Payable – Related Parties

The Company owes $21,449 and $10,612 due to advances made to an employee which is included within accounts payable – related parties as of August 31, 2017 and February 28, 2017, respectively.

Prepaid Domain Names

During the first two quarters of fiscal years 2018 and 2017, the Company paid $343,113 and $57,500, respectively, for annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik, LLC (“Epik”), a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs, which range between $0.25 and $7.85, respectively, per domain name. The costs paid to Epik are at terms similar or better than what Epik charges its other clients, which reflects the market rates of $0.25 to $7.85 for domain names.

Stock Warrants

In July 2017, the Company issued 4,000,000 warrants to four individuals, including the Chairman of the Company and another board member, to purchase shares of the Company’s common stock at prices which ranged from $0.10 to $0.15. All warrants vested immediately at the date of issuance and are exercisable through 2027. The total estimated value using the Black-Scholes Model, based on a volatility rates of 202.10% to 205.35% and a call option values of $0.2040 to $0.2690, was $880,918.

Convertible Notes Payable – Related Party

On June 9, 2017, the Company received $500,000 in cash related to an unsecured convertible note with its chairman. The note has an interest rate of 8.0% and is due and payable in two years, at which time it can be converted into shares of the Company’s common stock at a conversion price of $0.25 per share. The beneficial conversion feature associated with this note was $300,000. The net balance of this note as of August 31, 2017 was $234,110.

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note is due and payable within one year, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. See Notes 15 and 18 for additional information.

Long-Term Debt – Related Party

Between July 20, 2017 and July 27, 2017, the Company received an aggregate of $450,000 in cash payments related to four unsecured promissory notes with its chairman, another director, and two third party shareholders. The interest free notes are due and payable in two years. In conjunction with these notes, the Company issued 1,000,000 of warrants, the value of which established a discount to the notes. The net balance of these notes as of August 31, 2017 was $24,451.

Comencia Acquisition

On July 1, 2017, the Company closed on an agreement and plan of share exchange and acquired all of the outstanding shares and assets of Comencia, Inc. (“Comencia”), an online travel industry software system based in Bellevue, Washington. This transaction is considered related party since the Company’s Chief Technology Officer, Michael Cartwright, owned a controlling interest in Comencia. See Note 14 for additional information.

Appointment.com Acquisition

On December 1, 2016, the Company acquired all of the assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington. This transaction is considered related party since the Company’s CEO, Rob Monster, owned a controlling interest in Appointment through a company owned 100% by Mr. Monster. The purchase price pursuant to an asset purchase agreement was 1,625,000 shares of common stock. This amount was paid with the issuance of 1,625,000 shares of our common stock, of which 536,364 shares were issued to Mr. Monster’s company. Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction and assets and liabilities acquired were recorded at cost. The difference between the cost of the assets received and the purchase price is recognized as compensation expense on the Company’s consolidated statement of operations. The agreement included customary representations, warranties, and covenants by us and Appointment. See Note 14 for additional information.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales of Common Stock

During fiscal 2017, the Company sold an aggregate of 435,000 shares to the Company’s chairman and a related party investor at terms below the market price and share prices available to other investors at the time of the sales. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing. There were no such sales in the first two quarters of fiscal 2018.

Employment Agreements

During the first two quarters of fiscal 2018, the Company signed an employment agreement with one member of senior management. The term of this agreement was for 24 months. During fiscal 2017, the Company signed employment agreements with six members of senior management, five of which are still active. All fiscal 2017 employment agreements were for a period of approximately 12 months, however in one case there is no end date but can be terminated by either party. See Note 7 for more information about these employment agreements.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $13,290,580 as of August 31, 2017 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at August 31, 2017 and February 28, 2017:

	August 31, 2017	February 28, 2017
Net tax loss carry-forwards	$13,290,580	$11,627,532
Statutory rate	34%	34%
Expected tax recovery	4,518,797	3,953,361
Change in valuation allowance	(4,518,797)	(3,953,361)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$4,518,797	$3,953,361
Less: valuation allowance	(4,518,797)	(3,953,361)
Net deferred tax asset	$-	$-

Note 11. Commitments and Contingencies

Litigation

The Company, in the normal course of business, is a party to various ordinary course claims and legal proceedings. In the opinion of management, the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

On December 5, 2016, Richard Pomije filed a lawsuit against the Company. Mr. Pomije asserts an employment agreement existed and a continuing obligation of the Company in the form of a monthly salary for a one year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable, and that the failure to provide written notice at end of the one-year obligated the Company to pay for an additional year under the agreement. Mr. Pomije claims the Company owes him $260,900, which has been fully accrued for by the Company. See Note 17 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of August 31, 2017, the Company has three outstanding operating leases. The leases are for an aggregate of 2,700 square feet of office space. Two of the leases are month-to-month with either party able to terminate the lease with 30 days of notice. The other lease is for period of one year and ends in March 2018. Gross rent is approximately $4,070 per month plus $95 for HVAC expenses and applicable taxes. In addition, for one of the leases, we are responsible for various operating costs, such as telephone and utilities. Our total rent commitment is $20,940. Rent expense for the first two quarters of fiscal years 2018 and 2017 was $8,116 and $0, respectively.

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

Note 12. Common Stock Subscriptions Receivable

From time to time, the Company has had various stock subscription agreements outstanding all of which were due from a related party. As of February 29, 2016, the Company was owed $5,000 for stock issued and had accrued an additional $7,150 for stock which was payable during the 2017 fiscal year under the employment agreement with Robert Monster. The total amount of $12,150 was satisfied in full in fiscal 2017.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the first six months of fiscal years 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(3,344,009)	$(1,661,165)
Weighted average number of common shares outstanding	56,457,902	41,502,301
Basic net loss per share	$(0.06)	$(0.04)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(3,344,009)	$(1,661,165)
Weighted average number of common shares outstanding	56,457,902	41,502,301
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	56,457,902	41,502,301
Diluted net loss per share	$(0.06)	$(0.04)

_____________

(1)

At August 31, 2017 and August 31, 2016, there were 2,392,310 and 2,592,310, respectively, of stock options equivalent to common shares outstanding. The stock options are anti-dilutive at August 31, 2017 and August 31, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2017 and August 31, 2016, there were outstanding warrants equivalent to 8,660,000 and 4,540,000 common shares, respectively. The warrants are anti-dilutive at August 31, 2017 and August 31, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

Note 14. Acquisitions

Comencia, Inc. Acquisition

On July 1, 2017, the Company closed on an agreement and plan of share exchange and acquired Comencia, a related party Company, which was partly owned by an officer of the Company. The Company granted 2,500,000 shares of its common stock to the existing owners of Comencia, Inc. The closing price of the Company’s common stock on the acquisition date was $0.30 per share, therefore, the fair value of common stock issued was $750,000. As part of the closing of this agreement, the Company made a cash payment and issued a note receivable from Comencia for $55,000. The terms of the note include payable on demand within 30 days of notice and a 3.0% annual interest rate. This note was partially repaid in the second quarter and has a remaining balance of $45,000.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of Comencia’s assets and ongoing operations were acquired. Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction. The assets acquired and liabilities assumed were recorded based on their cost basis at the time of the acquisition and the excess of the purchase price over the aggregate cost basis of the net assets acquired was allocated to compensation expense. The agreement included customary representations, warranties, and covenants by us and Comencia.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

Cash	$11,989
Other assets	$13,115
Total assets	25,104

Accrued expenses	$(12,741)
Long-term payables	(52,422)
Total liabilities	$(65,163)

Total liabilities assumed, net	$40,059

The purchase price consisted of the following:

Total liabilities assumed, net	$40,059
Common stock	750,000
Total compensation expense and purchase price	$790,059

The Company plans to review the fair value of the total assets of the acquisition during the fourth quarter to determine if there is an impairment on the acquired assets.

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2017 or March 1, 2016 are as follows:

	Combined Pro Forma
	For Six Months	For Six Months
	Fiscal 2018	Fiscal 2017
Revenues	$261,035	$239

Cost of revenues	263,229	243,521

Gross loss	(2,194)	(243,282)

Operating expenses:
Selling, general and administrative expenses	3,193,578	1,465,460

Loss from operations	(3,195,772)	(1,708,742)

Other income (expense)	(93,249)	-

Net loss	$(3,289,021)	$(1,708,742)

Weighted average number of common shares Outstanding – basic and fully diluted	56,457,902	41,502,301

Net loss per share – basic and fully diluted	$(0.06)	$(0.04)

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Appointment.com Acquisition

On December 1, 2016, the Company acquired all assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington. This transaction is considered related party since Epik LLC is a controlling owner of Appointment and the Company’s CEO, Rob Monster, is the controlling owner of Epik LLC. The purchase price pursuant to an asset purchase agreement was 1,625,000 common shares. Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction. The sum of $122,705, which reflects the cost basis of the liabilities assumed, and the stock value of $731,500 is $853,955 and was recognized as expense on the Company’s consolidated statement of operations in fiscal 2017. The agreement included customary representations, warranties, and covenants by us and Appointment.

The allocation of the purchase price to assets based upon fair value determinations was as follows:

Cash	$2,240
Related party payable	(42,380)
Accrued salary	(82,565)
Total liabilities assumed, net	$(122,705)

The purchase price consisted of the following:

Total liabilities assumed, net	$122,705
Common stock	731,250
Total compensation expense and purchase price	$853,955

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2016 are as follows:

Combined Pro Forma
For Six Months
Fiscal 2017
Revenues	$144,735

Cost of revenues	212,040

Gross profit (loss)	(67,304)

Operating expenses:
Selling, general and administrative expenses	1,594,592

Loss from operations	(1,661,896)

Other income (expense)	-

Net loss	$(1,661,896)

Weighted average number of common shares Outstanding – basic and fully diluted	41,502,301

Net loss per share – basic and fully diluted	$(0.04)

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

Note 15. Convertible Notes Payable – Related Party

On June 9, 2017, the Company received $500,000 in cash related to an unsecured convertible note with its chairman. The note has an interest rate of 8.0% and is due and payable in two years, at which time it can be converted into shares of the Company’s common stock at a conversion price of $0.25 per share. The beneficial conversion feature associated with this note was $300,000, which is being amortized over the life of the note. The net balance of the beneficial conversion feature was $265,890 as of August 31, 2017. The net balance of this note was $234,110 as of August 31, 2017.

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note is due and payable within one year, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. The Company evaluated the note and determined that as the fixed exercise price exceeded the closing market price on the note issuance date, that no beneficial conversion feature was present. The imputed interest expense of $20,000 related to the $400,000 note payable was recorded as an increase in additional paid in capital during the first two quarters of fiscal 2018.

The Company evaluated the convertible notes and determined that the shares issuable pursuant to the conversion options were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Note 16. Long-Term Debt – Related Party

Between July 20, 2017 and July 27, 2017, the Company received an aggregate of $450,000 in cash payments related to four unsecured promissory notes with its chairman, another director, and two third party shareholders. The interest free notes are due and payable in two years. In conjunction with these notes, the Company issued 4,000,000 of warrants with exercise prices of $0.10 to $0.15 per share. The total value of the stock warrants issued was $450,000 and established a discount to the notes. This discount is being amortized over the life of each note. The net balance of the discount was $425,549 as of August 31, 2017. The net balance of the notes as of August 31, 2017 was $24,451.

The Company has $11,770 of other long-term debt as of August 31, 2017.

Note 17. Transactions with Former Officer and Current Shareholder

The Company was founded in 1982 by Richard Pomije. On May 17, 2015, Mr. Pomije resigned as CEO of the Company and on June 1, 2015, he resigned as the CFO and Chairman. At the time of his resignation, the Company and the Board of Directors were not aware of any continuing employment agreement. The Company released Mr. Pomije on September 11, 2015 concurrent with his closing of the Burnsville, MN office. However, Mr. Pomije is now asserting an employment agreement did indeed exist and a continuing obligation of the Company in the form of a monthly salary for a one year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable, and that the failure to provide written notice at end of the one-year obligated the Company to pay for an additional year under the agreement. Mr. Pomije claims the Company owes him $260,900, which has been fully accrued for by the Company. Mr. Pomije filed a lawsuit against the Company on December 5, 2016.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Subsequent Events

On October 9, 2017, the Company entered into an asset purchase agreement to acquire Congo, Ltd. (Congo), a web-based online platform which provides services to law firms and the legal industry and is based in Austin, Texas. Pursuant to the terms of the agreement, the Company purchased all of the assets of Congo in consideration for a total purchase price of $1,275,000. This price is expected to be paid with 3,000,000 shares of the Company’s common stock at $0.40 per share and $75,000 of cash.

On September 14, 2017, the Company received a verbal agreement from Clint Skidmore, founder of Rezserve, to extend the convertible note up to one year. The Company contemplates it will provide an incremental equity grant to Mr. Skidmore when it comes to an agreed-upon extension.

There were no additional significant subsequent events through October --16, 2017, the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of August 31, 2017 and its results of operations of the Company for the three and six months ended August 31, 2017 and 2016, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2017, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

GENERAL

DigitalTown, Inc. (“The Company”, “We”, “Us”, “Our” and “DigitalTown”) provides turn-key hosted solutions to power a comprehensive platform for government entities, citizens and merchants. Our solutions improve the ease of communication, information-share and commerce for residents and visitors through integrated technology for economic development, civic engagement, digital inclusion, and smart tourism for cities around the world. The easy-to-use platform helps city officials and local merchants manage a feature-rich Smart City for web and mobile devices, and provides residents and visitors with access to Content Search, Community and Commerce.

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 28, 2018 and we refer to it as “fiscal 2018”. Last year, our fiscal year ended on February 28, 2017 and we refer to this year as “fiscal 2017”.

Market Opportunity

We provide an integrated search, community, and commerce platform that is accessible via web, mobile, and web services. DigitalTown powers connected online communities that enable members of a community to find information and acquire the goods and services they need locally when possible. The DigitalTown platform is intended to improve how the local economy consumes and transacts. It does this by helping local community citizens interact with city government, as well as local merchants. Residents and visitors are able to use the DigitalTown powered search engine to access content, community and commerce from an easy search tool. If there are local vendors that can fulfill a product or service that relates to a search term, then those options are presented to the user. Local vendors can also become direct merchants on the platform, effectively allowing the local town to be its own hub for mass commerce.

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

Why the DigitalTown Solution Makes Sense

The DigitalTown platform is a cost-effective solution for enabling a community to become a smart community, which we define as connected to shared content and local commerce. A key enabler for this capability is the continued growth of smartphones that are powered by common frameworks, such as Apple iOS and Android. The use of smartphones has enabled individuals to communicate and transact in real-time anywhere they choose using their smartphone, which serves as a proxy for identity, reputation, preferences and method of payment. In effect, the smartphone has become the digital wallet. We believe the opportunity is global and our approach, which emphasizes public-private partnerships, will enable accelerated adoption particularly in rural communities where trust of technology is lower, the need is potentially greater, and economic models are at the greatest risk.

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

Courier and Delivery Management

In a growing number of participating cities, an integrated courier and delivery application is included, enabling approved delivery service providers to be notified about items from merchants to be picked up and delivered to the customer, thereby enabling any approved merchant to also offer delivery services to the end-customer. Delivery time is chosen by the customer and ranges from hours to days.

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

Software: The Company has developed a proprietary platform for enabling any city to become a Smart City, incorporating advanced features for economic development, community engagement and digital inclusion. In addition, the Company has completed acquisitions of 5 software companies: Cloud.Market, Software Masters, Inc, Rezserve Technologies Ltd, Appointment.com, and Comencia, Inc., each of which brought significant intellectual property and is in process of being fully integrated into the DigitalTown platform. The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2017 AND 2016

During second quarter of fiscal 2018, the Company recorded revenues of $93,906 and cost of revenues of $89,385 for a gross profit of $4,521 compared to revenues of $0 and cost of revenues of $100,931 for a gross loss of $100,931 during the second quarter of fiscal 2017. For the second quarter of fiscal 2018, revenues mainly consisted of development fees related to our SmartCity platform, commissions generated from advertising on our websites, and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $48,531 and $11,897, development expense of $50,077 and $88,691, and merchant processing fees of $1,666 and $343, for the fiscal second quarters 2018 and 2017, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $2,163,757 in the second quarter of fiscal 2018 compared to $945,168 in the second quarter of fiscal 2017, an increase of $1,218,589. Our stock-based compensation expense was $448,041 for the second quarter of fiscal 2018 as compared to $665,056 for fiscal 2017, a decrease of $217,015. We incurred a non-cash expense of $790,059 related to an acquisition we completed in July 2017, which reflected the sum of the cost basis of the liabilities assumed and stock value we used to pay for the acquisition. In addition to the net increase of our non-cash items, our increase in selling, general and administrative expenses was also due to an increase in contractor expense of $99,445, an increase of $54,306 in legal and professional fees, an increase in travel and conference-related costs of $48,282, an increase in employee compensation and benefits of $282,259, an increase in office services and supplies of $63,634, an increase in rent and utilities of $14,106, and an increase in insurance expense of $6,476.

The Company’s overall net loss for the current second quarter of fiscal 2018 increased by $1,196,662 to $2,242,761, as compared to the second quarter of fiscal 2017. The increase was mainly due to the increase in general and administrative items as detailed above, partially offset by the decrease in non-cash stock compensation.

SIX MONTHS ENDED AUGUST 31, 2017 AND 2016

During the first six months of fiscal 2018, the Company recorded revenues of $174,177 and cost of revenues of $187,993 for a gross loss of $13,816 compared to revenues of $30 and cost of revenues of $205,609 for a gross loss of $205,579 during the first six months of fiscal 2017. For the first six months of fiscal 2018, revenues mainly consisted of development fees related to our SmartCity platform, commissions generated from advertising on our websites, and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $26,407 and $36,036, development expense of $113,055 and $168,627, and merchant processing fees of $2,371 and $946, for the first six months of fiscal years 2018 and 2017, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $3,236,944 in the first six months of fiscal 2018 compared to $1,455,586 in the first six months of fiscal 2017, an increase of $1,781,358. A portion of this increase was non-cash related. Our stock-based compensation expense was $794,112 for the first six months of fiscal 2018 as compared to $977,227 for the first six months of fiscal 2017, a decrease of $183,115. We incurred a non-cash expense of $790,059 related to an acquisition we completed in July 2017, which reflected the sum of the cost basis of the liabilities assumed and stock value we used to pay for the acquisition. In addition to the net increase of our non-cash items, our increase in selling, general and administrative expenses was due to an increase in contractor expense of $195,339, an increase of $71,349, in legal and professional fees, an increase in travel and conference-related costs of $246,046, an increase in employee compensation and benefits of $565,571, an increase in office services and supplies of $70,876, an increase in rent and utilities of $25,451, and an increase in insurance expense of $11,648.

The Company’s overall net loss for the first six months of fiscal 2018 increased by $1,682,844 to $3,344,009, as compared to the first six months of fiscal 2017. The increase was mainly due to the increase in general and administrative items as detailed above, partially offset by the decrease in non-cash stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at August 31, 2017 was $101,939, a decrease of $437,304 from $539,243 at February 28, 2017. During the first six months of fiscal 2018, net cash used in operating activities was $1,567,172 compared to net cash used of $594,854 for the first six months of fiscal 2017. When comparing the two periods, the increase in net cash used in operating activities of $972,318 for the first six months of fiscal 2018 is primarily due to an increase of cash operating expenses.

Net cash used in investing activities was $14,169 and $34,000 for first six months of fiscal years 2018 and 2017, respectively. In the first quarter of fiscal 2018, the Company invested in certain equipment.

Net cash provided by financing activities for the first six months of fiscal 2018, was $1,125,000 which consisted of proceeds from the sale of common stock, issuance of convertible loans, and borrowings from various promissory notes. For the first six months of fiscal 2017, the Company received net cash provided by financing activities of $559,500, which consisted of proceeds from the issuance of the Company’s common stock.

Monthly cash operating expenses for the first six months of 2018, were approximately $237,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $250,000 per month, which includes the monthly cost for the renewal of the existing domain names of approximately $30,500. In addition to its normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending February 28, 2018 include the balance due of $30,000 for expenses pertaining to the Company’s Strategic Partnership Agreement with the NIAAA, which is associated with the Company’s previous business plan and expired in 2015 and $31,700 pertaining to software development agreements. In the period from September 1, 2017 through October 16, 2017, the Company did not enter into stock purchase agreements of restricted common shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of August 31, 2017, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of August 31, 2017, and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of August 31, 2017, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Controls over Financial Reporting

Management continues to evaluate the Company's internal controls over financial reporting to ensure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2017. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q, while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended August 31, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of fiscal 2018, the Company entered into stock purchase agreements for total cash proceeds of $175,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended August 31, 2017, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

_____________

* Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

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

DigitalTown, Inc.

Dated: October 16, 2017	By:	/s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 16, 2017	By:	/s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

