Form 10-Q
period 2017-11-30
DigitalTown, Inc.
filed 2018-01-16
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017

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

Registrant’s telephone number: (425) 295-4564

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

There were 67,721,776 shares of the registrant’s common stock outstanding as of January 15, 2018.

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2017	2017
ASSETS	(Unaudited)
Current assets:
Cash	$47,020	$539,243
Accounts receivable, net	11,646	25,609
Prepaid domain name renewal fees	476,443	105,775
Other Prepaid expenses	-	21,198
Total current assets	535,109	691,825
Property and equipment, net	23,939	1,812
Goodwill	436,667	-
Intangible Assets, net	378,583	-
Total assets	$1,374,298	$693,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$580,801	$186,847
Accounts payable – related parties	8,380	10,612
Current maturities of long-term debt	451,185	400,000
Deferred revenue	170,000	190,000
Domain marketing development obligation	552,708	-
Accrued expenses	260,900	260,900
Total current liabilities	2,023,974	1,048,359

Long-term debt	352,055	-
Total liabilities	2,376,029	1,048,359

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 67,721,776 and 52,606,000 shares issued and outstanding at November 30, 2017 and February 28, 2017, respectively	677,218	526,060
Additional paid-in-capital	39,588,512	34,333,479
Stock payable	2,235,521	3,426,371
Accumulated other comprehensive income	10,305	1,868
Accumulated deficit	(43,513,287)	(38,642,500)
Total stockholders’ equity (deficit)	(1,001,731)	(354,722)
Total liabilities and stockholders’ equity (deficit)	$1,374,298	$693,637

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30		Nine Months Ended November 30
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$142,903	$105,084	$317,080	$105,114
Cost of revenues	243,967	129,515	433,939	335,124
Gross profit (loss)	(101,064)	(24,431)	(116,859)	(230,010)

Operating expenses:
Selling, general and administrative expenses	1,297,525	963,311	4,532,490	2,418,897

Loss from operations	(1,398,589)	(987,742)	(4,649,349)	(2,648,907)

Other income (expense):
Interest expense	(128,189)	(8,548)	(221,438)	(8,548)
Total other income (expense)	(128,189)	(8,548)	(221,438)	(8,548)

Loss before income taxes	(1,526,778)	(996,290)	(4,870,787)	(2,657,455)
Income tax provision	-	-	-	-
Net loss	$(1,526,778)	$(996,290)	$(4,870,787)	$(2,657,455)

Net loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.08)	$(0.06)

Weighted average common shares outstanding – basic and diluted	62,999,745	45,211,250	58,622,658	42,729,626

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the 9 Months Ended November 30,
	2017	2016
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,870,787)	$(2,657,455)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	11,848	16,503
Debt discount amortization	154,699	-
Bad debt expense	-	50,000
Imputed interest	47,161	8,548
Stock-based compensation	1,958,897	1,285,732
Changes in operating assets and liabilities:
Accounts receivable	13,963	(37,077)
Prepaid expenses	(349,470)	(26,508)
Accounts payable	382,222	36,734
Accounts payable – related parties	(2,232)	7,911
Accrued expenses	-	45,257
Domain marketing development obligation	552,708	-
Deferred revenue	(20,000)	190,000
Net cash used in operating activities	(2,120,991)	(1,080,355)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(26,158)	-
Purchase of domain names	-	(46,500)
Purchase of intangible asset	-	(75,230)
Proceeds from Rezserve Technologies, Ltd. acquisition	-	34,256
Proceeds from Comencia Inc. acquisition	11,989	-
Net cash used in investing activities	(14,169)	(19,744)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	554,500	1,542,500
Borrowings from convertible debt	630,000	-
Borrowing on promissory notes	450,000	-
Net cash provided by financing activities	1,634,500	1,542,500

Foreign currency translation adjustment	8,437	6,338

Net change in cash and cash equivalents	(492,223)	448,739
Cash and cash equivalents, beginning of year	539,243	134,469
Cash and cash equivalents, end of period	47,020	583,208

Non-Cash Transactions:
Issuance of common stock for stock payable	$2,540,420	$-
Discount from warrants issued with debt	450,000	-
Beneficial conversion feature	383,115	-
Issuance of common stock for domain names	$-	$154,740

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period. This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2017.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable arise from the sale of hosting services and software usage, predominantly by the fully owned subsidiary, Rezserve Technlogies Ltd. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of November 30, 2017 and February 28, 2017 of $5,423 and $23,219, respectively.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of November 30, 2017, and February 28, 2017, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during the first nine months of fiscal 2018 or the fiscal year 2017.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of November 30, 2017, and February 28, 2017, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At November 30, 2017, the Company had no bank deposit accounts in excess of federally insured limits. At February 28, 2017, the Company had one bank deposit account in excess of federally insured limits.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2017 or February 28, 2017. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

Stock-Based Compensation

Use of equity for compensation, including restricted stock, stock options and stock warrants, is a material part of the Company’s near-term compensation strategy. The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards. The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors, consultants and advisors. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model. This option pricing model involves a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

Advertising

The Company expenses advertising costs in the period related to the advertising. The Company incurred $11,275 in advertising expense during the first nine months of fiscal 2018, compared to $5,645 during the first nine months of fiscal 2017.

Recently Issued Accounting Pronouncements

Accounting standards promulgated by the FASB are subject to change. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, ”Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company elected to early adopt the new guidance in the second quarter of fiscal year 2016 which requires us to reflect any adjustments as of January 1, 2016, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of additional stock compensation expense and paid-in capital for all periods in fiscal year 2016. Additional amendments to the recognition of excess tax benefits, accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of January 1, 2016, where the cumulative effect of these changes are required to be recorded. We have elected to account for forfeitures as they occur to determine the amount of compensation cost to be recognized in each period.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2014-09 provides principles for recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year with early adoption permitted as of the original effective date. ASU 2014-09 will be effective for our fiscal year beginning January 1, 2018 unless we elect the earlier date of January 1, 2017. In addition, the FASB issued ASU 2016-08, ASU 2016-10, and ASU 2016-12 in March 2016, April 2016, and May 2016, respectively, to help provide interpretive clarifications on the new guidance in ASC Topic 606. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

In January 2017, the FASB issued ASU 2017-04, ”Simplifying the Test for Goodwill Impairment”, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill.

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

At November 30, 2017, the Company had an accumulated deficit of $43,513,287. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least November 30, 2018. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	November 30,	February 28,
	2017	2017
Office equipment and furniture	$42,919	$528,034
Less accumulated depreciation	(18,980)	(526,222)
Property and equipment, net	$23,939	$1,812

During the second quarter of fiscal 2018, the Company retired $512,212 of fully depreciated equipment and furniture. Depreciation expense for the first nine months of fiscal years 2018 and 2017 was $3,970 and $2,784, respectively.

Note 5. Prepaid Domain Names

During the first nine months of fiscal years 2018 and 2017, the Company incurred $674,202 and $67,018, respectively, of annual domain name renewal fees, which range between $0.25 and $7.85 per domain name. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over a period of one year on a straight-lined basis. During the first nine months of fiscal years 2018 and 2017, the Company recognized $244,171 and $49,587 of expense as cost of revenues related to this amortization. As of November 30, 2017, and February 28, 2017, the Company has $476,443 and $105,775, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 9 for information on Related Party activity within Prepaid Domain Names.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Accrued Expenses, Deferred Revenue and Domain Marketing Development Obligation

Accrued Expenses

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of the Company’s stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively. As the aggregate value of the shares and warrants were equal to the conversion amount of accrued salary, no gain or loss was recorded as a result of this transaction. As of November 30, 2017, and February 28, 2017, the accrued salary owed to Robert Monster was $0 and $20,000, respectively.

See Note 16 for information related to the Accrued Compensation of $260,899 related to a former officer of the company.

Deferred Revenue

During fiscal 2017, the Company signed three customer agreements to perform digital support and development services for three third party companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily. As of November 30, 2017, and February 28, 2017, the Company has collected $190,000 and $180,000 in cash and recorded $0 and $10,000 in accounts receivable related to these contracts. As the services requested by the customers have not yet been completed, a total of $170,000 and $190,000 has been recorded as deferred revenue as of November 30, 2017, and February 28, 2017, respectively.

Domain Marketing Development Obligation

During the first nine months of fiscal 2018, the Company signed top-level domain marketing development fund agreements with owners of 13 domains whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of November 30, 2017, and February 28, 2017, the Company has collected $628,322 and $0 in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $552,708 and $0 has been recorded as domain marketing development obligation as of November 30, 2017, and February 28, 2017, respectively.

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2018 Stock Transactions

During the first nine months of fiscal 2018, $1,188,897 of vesting related to restricted stock grants was recorded as stock payable. This includes seven new grants to employees during the first nine months of fiscal 2018.

On October 27, 2017, the Company closed on an asset purchase agreement for the acquisition of CityInformation B.V. (CityInformation). CityInformation, based in Amsterdam (Netherlands), develops and operates mobile apps for cities and towns worldwide. The Company granted 2,833,333 shares of its common stock to the existing owners of CityInformation. The closing price of the Company’s common stock on the acquisition date was $0.29 per share, therefore, the fair value of common stock issued was $821,667. The stock was issued in October 2017.

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

During the first nine months of fiscal 2018, the Company issued 8,039,382 shares of stock related to stock payable as of February 28, 2017.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first nine months of fiscal 2018, the Company sold 3,351,250 shares of its common stock for $554,500. 745,000 shares have been issued. The remaining shares have not been issued and are recorded as stock payable of $352,500 as of November 30, 2017.

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

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active. All employment agreements were for a period of approximately 24 months, however, in one case there is no end date but can be terminated by either party. Included in the employment agreements were common stock grants of 250,000 to 1,000,000 shares which vest over a period of 12 to 48 months. A total of 2,220,000 shares were granted for the four employment agreements. During fiscal 2017, $154,921 was expensed related to these agreements.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

The Company has regularly used warrants as a tool to attract and compensate advisors and directors of the board rather than to use cash. The Company feels this is an appropriate way to conserve cash and to incentivize its board of directors, advisors and consultants.

As of November 30, 2017, the Company had 8,660,000 warrants outstanding with an average exercise price of $0.14. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of November 30, 2017 of 5.90 years.

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

The following table summarizes information about the Company’s stock warrant activity during the first nine months of fiscal 2018 and fiscal year 2017:

Number of Warrants
Outstanding - February 29, 2016	4,510,000
Granted	150,000
Canceled or expired	-
Outstanding - February 28, 2017	4,660,000
Granted	4,000,000
Cancelled or expired	-
Outstanding – November 30, 2017	8,660,000
Exercisable at November 30, 2017	8,660,000

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock warrants outstanding as of November 30, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	3,550,000	9.50	$0.09	3,550,000	$0.09
$0.15	3,460,000	4.58	$0.14	3,460,000	$0.14
$0.25	300,000	8.83	$0.24	300,000	$0.24
$0.25	850,000	8.92	$0.24	850,000	$0.24
$0.30	500,000	9.25	$0.28	500,000	$0.28
$0.10 - $0.30	8,660,000	5.65	$0.14	8,660,000	$0.14

The Company recorded stock-based compensation expense of $0 and $11,948 for all outstanding stock warrants for the first six months of fiscal years 2018 and 2017, respectively. This expense is included in stock-based compensation expense.

Note 8. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the “2006 Plan”), which has reserved 5,000,000 shares of our common stock for issuance. The types of awards that could be granted under the 2006 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. All grants are determined and approved by the Board of Directors. Through November 30, 2017, the Company has only granted non-qualified stock options under the 2006 Plan. The stock options may be granted to officers and employees of the Company. Options granted under the 2006 Plan have exercise prices and vesting terms approved by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The exercise period of the options range from five to ten years from the date of grant.

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

No stock options were granted during the first nine months of fiscal 2018. One board member exercised 200,000 stock options at $0.10 per share during the first quarter of fiscal 2018 for $20,000 cash, which was received by the Company.

The Company utilized the following key assumptions in computing the fair value of the option grants using the Black-Scholes pricing model for fiscal 2017:

Fiscal 2017
Weighted-average volatility	121%
Expected dividends	None
Expected term (in years)	10.00
Weighted-average risk-free interest rate	2.23%

The Company recorded stock-based compensation expense of $0 for all outstanding options for the nine months of fiscal year 2018 and for the full fiscal year 2017.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s stock options as of November 30, 2017 and activity during the first nine months of fiscal 2018 and for the fiscal year 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 29, 2016	2,592,310	$0.10
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding - February 28, 2017	2,592,310	$0.10
Granted	-	-
Exercised	(200,000)	$0.10
Cancelled or expired	-	-
Outstanding – November 30, 2017	2,392,310	$0.10
Exercisable at November 30, 2017	2,392,310	$0.10

The following table summarizes information about stock options outstanding as of November 30, 2017:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	400,000	8.00	$0.12	400,000	$0.12
$0.15	1,292,310	0.42	$0.02	1,292,310	$0.02
$0.25	500,000	7.42	$0.21	500,000	$0.21
$0.30	200,000	8.75	$0.25	200,000	$0.25
$0.10 - $0.30	2,392,310	3.44	$0.10	2,392,310	$0.10

Note 9. Related Party Transactions

Accounts Payable – Related Parties

The Company owes $8,380 and $10,612 due to advances made to an employee which is included within accounts payable – related parties as of November 30, 2017 and February 28, 2017, respectively.

Prepaid Domain Names

During the first nine months of fiscal years 2018 and 2017, the Company paid $674,202 and $67,018, respectively, for annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc. (“Epik”), a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik then uses those funds to directly pay Verisign and ICANN companies for the annual domain renewal costs, which range between $0.25 and $7.85, respectively, per domain name. The costs paid to Epik are at terms similar or better than what Epik charges its other clients, which reflects the market rates of $0.25 to $7.85 for domain names.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable – Related Party

On June 9, 2017, the Company received $500,000 in cash related to an unsecured convertible note with its chairman. The note has an interest rate of 8.0% and is due and payable in two years, at which time it can be converted into shares of the Company’s common stock at a conversion price of $0.25 per share. The beneficial conversion feature associated with this note was $300,000. The net balance of this note as of November 30, 2017 was $271,507.

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note was due and payable within one year, at which time it could be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share.

Long-Term Debt – Related Party

Between July 20, 2017 and July 27, 2017, the Company received an aggregate of $450,000 in cash payments related to four unsecured promissory notes with its chairman, another director, and two third party shareholders. The interest free notes are due and payable in two years. In conjunction with these notes, the Company issued 1,000,000 of warrants, the value of which established a discount to the notes. The net balance of these notes as of November 30, 2017 was $80,548.

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

Sales of Common Stock

During fiscal 2017, the Company sold an aggregate of 435,000 shares to the Company’s chairman and a related party investor at terms below the market price and share prices available to other investors at the time of the sales. As a result, the Company recorded additional stock compensation expense of $30,450 to additional paid in capital to account for the preferential common share pricing. There were no such sales in the first nine months of fiscal 2018.

Employment Agreements

During the first nine months of fiscal 2018, the Company signed an employment agreement with two members of senior management. The term of these agreements was for 24 months. During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active. All fiscal 2017 employment agreements were for a period of approximately 24. See Note 7 for more information about these employment agreements.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $14,337,562 as of November 30, 2017 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at November 30, 2017 and February 28, 2017:

	November 30, 2017	February 28, 2017
Net tax loss carry-forwards	$14,337,562	$11,627,532
Statutory rate	34%	34%
Expected tax recovery	4,874,771	3,953,361
Change in valuation allowance	(4,874,771)	(3,953,361)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$4,874,771	$3,953,361
Less: valuation allowance	(4,874,771)	(3,953,361)
Net deferred tax asset	$-	$-

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Commitments and Contingencies

Litigation

The Company, in the normal course of business, is a party to various ordinary course claims and legal proceedings. In the opinion of management, the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company’s financial position or results of operations.

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

Lease Commitments

As of November 30, 2017, the Company has three outstanding operating leases. The leases are for an aggregate of 2,700 square feet of office space. Two of the leases are month-to-month with either party able to terminate the lease with 30 days of notice. The other lease is for period of one year and ends in March 2018. Gross rent is approximately $4,070 per month plus $95 for HVAC expenses and applicable taxes. In addition, for one of the leases, we are responsible for various operating costs, such as telephone and utilities. Our total rent commitment is $49,980. Rent expense for the first three quarters of fiscal years 2018 and 2017 was $37,262 and $5,445, respectively.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the first nine months of fiscal years 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(4,870,787)	$(2,657,455)
Weighted average number of common shares outstanding	58,622,658	42,729,626
Basic net loss per share	$(0.08)	$(0.06)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(4,870,787)	$(2,657,455)
Weighted average number of common shares outstanding	58,622,658	42,729,626
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	58,622,658	42,729,626
Diluted net loss per share	$(0.08)	$(0.06)

(1)

At November 30, 2017 and November 30, 2016, there were 2,392,310 and 2,592,310, respectively, of stock options equivalent to common shares outstanding. The stock options are anti-dilutive at November 30, 2017 and November 30, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2017 and November 30, 2016, there were outstanding warrants equivalent to 8,660,000 and 4,540,000 common shares, respectively. The warrants are anti-dilutive at November 30, 2017 and November 30, 2016 and therefore, have been excluded from diluted earnings (loss) per share.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Acquisitions

CityInformation, B.V. Acquisition

On October 27, 2017, the Company closed on an asset purchase agreement for the acquisition of CityInformation. CityInformation, based in Amsterdam (Netherlands), develops and operates mobile apps for cities and towns worldwide. The Company granted 2,833,333 shares of its common stock to the existing owners of CityInformation. The closing price of the Company’s common stock on the acquisition date was $0.29 per share, therefore, the fair value of common stock issued was $821,667. The stock was issued in November 2017.

This acquisition was accounted for using the replacement cost method, where the cost to replace or recreate the subject asset is estimated. The agreement included customary representations, warranties, and covenants by us and CityInformation.

According to the replacement cost method of accounting, the Company recognized the identifiable assets acquired as follows:

Developed Technology, App Portfolio	$250,000
Developed Technology, App Handles	135,000
Assembled Workforce	40,000
Goodwill	396,667
Total intangibles and goodwill	$821,667

Total assets acquired, net	$821,667

The purchase price consisted of the following:

Common stock	821,667
Total purchase price	$821,667

The Company plans to review the fair value of the total assets of the acquisition during the fourth quarter of fiscal 2018 to determine if there is an impairment on the acquired assets.

As the company is not using the assets in the same manner as the predecessor company, no proforma financials are presented.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

Cash	$11,989
Other assets	$13,115
Total assets	25,104

Accrued expenses	$(12,741)
Long-term payables	(52,422)
Total liabilities	$(65,163)

Customer Lists	$33,000
Intellectual Property	48,800
Trademarks	7,000
Total intangibles	$88,800

Total assets acquired, net	48,741

Additional consideration given as compensation expense	701,259

Total consideration	$750,000

The purchase price consisted of the following:

Common stock	750,000
Total purchase price	$750,000

The Company plans to review the fair value of the total assets of the acquisition during the fourth quarter of fiscal 2018 to determine if there is an impairment on the acquired assets.

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2017 or March 1, 2016 are as follows:

	Combined Pro Forma
	For Nine Months	For Nine Months
	Fiscal 2017	Fiscal 2016
Revenues	$322,135	$70,806

Cost of revenues	622,012	413,274

Gross loss	(299,877)	(342,468)

Operating expenses:
Selling, general and administrative expenses	4,006,775	2,315,178

Loss from operations	(4,306,652)	(2,657,646)

Other income (expense)	(156,355)	-

Net loss	$(4,463,007)	$(2,657,646)

Weighted average number of common shares
Outstanding – basic and fully diluted	58,622,658	42,729,626

Net loss per share – basic and fully diluted	$(0.08)	$(0.06)

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

The unaudited supplemental pro forma results of operations of the combined entities are not included in this disclosure as the acquisition of Appointment does not materially affect the Company’s results from operations.

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

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2016 are as follows:

Combined Pro Forma
For Nine Months
Fiscal 2017
Revenues	$191,754

Cost of revenues	337,813

Gross profit (loss)	(146,059)

Operating expenses:
Selling, general and administrative expenses	2,567,908

Loss from operations	(2,713,967)

Other income (expense)	(8,548)

Net loss	$(2,722,515)

Weighted average number of common shares
Outstanding – basic and fully diluted	42,729,626

Net loss per share – basic and fully diluted	$(0.06)

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

The unaudited supplemental pro forma results of operations of the combined entities are not included in this disclosure as the acquisition of Cloud.Market does not materially affect the Company’s results from operations.

Note 15. Long-Term Debt

Convertible Notes Payable

On October 30, 2017 and November 30, 2017, the Company received $75,000 and $55,000 respectively in cash from PowerUp Lending related to a secured convertible note. The notes have an interest rate of 12.0% and are due and payable in one year, at which time they can be converted into shares of the Company’s common stock at a conversion price of 61% of the market price. The net balance of the beneficial conversion feature was $83,115 as of November 30, 2017. The net balance of these notes as of November 30, 2017 is $48,922.

On June 9, 2017, the Company received $500,000 in cash related to an unsecured convertible note with its chairman. The note has an interest rate of 8.0% and is due and payable in two years, at which time it can be converted into shares of the Company’s common stock at a conversion price of $0.25 per share. The beneficial conversion feature associated with this note was $300,000, which is being amortized over the life of the note. The net balance of the beneficial conversion feature was $228,493 as of November 30, 2017. The net balance of this note was $271,507 as of November 30, 2017.

On September 14, 2016, subject to a stock purchase agreement, the Company signed a secured convertible note of $400,000 with Clint Skidmore, founder of Rezserve Technology Ltd (“Rezserve”). The interest free note is due on demand, at which time it can be converted into up to 1,000,000 shares of the Company’s common stock at a conversion price of $0.40 per share. The Company evaluated the note and determined that as the fixed exercise price exceeded the closing market price on the note issuance date, that no beneficial conversion feature was present. The imputed interest expense of $30,000 related to the $400,000 note payable was recorded as an increase in additional paid in capital during the first nine months of fiscal 2018.

The Company evaluated the convertible notes and determined that the shares issuable pursuant to the conversion options were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Promissory Notes Payable

Between July 20, 2017 and July 27, 2017, the Company received an aggregate of $450,000 in cash payments related to four unsecured promissory notes with its chairman, another director, and two third party shareholders. The interest free notes are due and payable in two years. In conjunction with these notes, the Company issued 4,000,000 of warrants with exercise prices of $0.10 to $0.15 per share. The total value of the stock warrants issued was $450,000 and established a discount to the notes. This discount is being amortized over the life of each note. The net balance of the discount was $369,452 as of November 30, 2017. The net balance of the notes as of November 30, 2017 was $80,548.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Schedule

The long-term debt has the following maturity schedule, as of November 30, 2017:

2017	$451,185
2018	352,055
$803,240

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

Note 17. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at November 30, 2017 and February 28, 2017 was $436,667 and $0, respectively.

On October 27, 2017, the Company acquired CityInformation, a company that develops and operates mobile apps for cities and towns worldwide. The goodwill associated with this transaction was $436,667.

Intangible assets

The carrying value of intangible assets at November 30, 2017 and February 28, 2017 was $378,583 and $0, respectively.

On October 27, 2017, the Company acquired $385,000 of intangible assets related to its CityInformation acquisition, including $250,000 of App Portfolio developed technology and $135,000 of App Handles developed technology. During fiscal 2018, the Company recorded $6,417 of amortization expense related to intangible assets.

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

Note 18. Subsequent Events

On October 9, 2017, the Company entered into an asset purchase agreement to acquire Congo, Ltd. (Congo), a web-based online platform which provides services to law firms and the legal industry and is based in Austin, Texas. Pursuant to the terms of the agreement, the Company purchased all of the assets of Congo on December 7, 2017 in consideration for a total purchase price of $840,000. The Company granted 3,000,000 shares of common stock at $0.28 per share and paid $75,000 of cash.

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore, original founder of Rezserve Technologies Ltd. The Company has signed a new promissory note of $200,000 with Clint Skidmore, bearing no interest, with payment terms of $20,000 per month beginning January 2018. The remaining $200,000 has been converted to 1,000,000 shares of the Company’s common stock at a conversion price of $0.20 per share.

There were no other significant subsequent events through January 15, 2018, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of November 30, 2017 and its results of operations of the Company for the three and nine months ended November 30, 2017 and 2016, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2017, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

GENERAL

DigitalTown, Inc. (“The Company”, “We”, “Us”, “Our” and “DigitalTown”) provides turn-key hosted solutions to power a comprehensive platform for government entities, citizens and merchants. Our solutions improve the ease of communication, information-sharing and commerce for residents and visitors through integrated technology for economic development, civic engagement, digital inclusion and smart tourism for cities around the world. The easy-to-use platform helps city officials and local merchants manage a feature-rich Smart City for web and mobile devices, and provides residents and visitors with access to Content Search, Community and Commerce.

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 28, 2018 and we refer to it as “fiscal 2018”. Last year, our fiscal year ended on February 28, 2017 and we refer to that year as “fiscal 2017”.

Market Opportunity

We provide an integrated search, community and commerce platform that is accessible via web, mobile, and web services. DigitalTown powers connected online communities that enable members of a community to find information and acquire the goods and services they need locally when possible. The DigitalTown platform is intended to improve how the local economy consumes and transacts. It does this by helping local community citizens interact with city government, as well as local merchants. Residents and visitors are able to use the DigitalTown powered search engine to access content, community and commerce from an easy search tool. If there are local vendors that can fulfill a product or service that relates to a search term, then those options are presented to the user. Local vendors can also become direct merchants on the platform, effectively allowing the local town to be its own hub for mass commerce.

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

How we use Blockchain to drive adoption of our solutions

DigitalTown has introduced a platform called CityShares based on Ethereum Smart Contract technology. We use this as a self-auditing framework for managing shared ownership of each city. At the start, DigitalTown owns 100% of the CityShares of every city it chooses to put online. However, through the issuance of CityShares, it is possible to crowdfund ongoing development of each city platform while concurrently creating aligned incentives with local stakeholders to embrace a new and better way. For cities where the municipality does not license the platform, CityShares provides a scalable and replicable way secure local stakeholders as on the ground advocates for the DigitalTown-powered city platform.

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

Software: The Company has developed a proprietary platform for enabling any city to become a Smart City, incorporating advanced features for economic development, community engagement and digital inclusion. In addition, the Company has completed acquisitions of six software companies: Cloud.Market, Software Masters, Inc, Rezserve Technologies Ltd, Appointment.com, Comencia, Inc., and CityInformation, B.V., each of which brought significant intellectual property and is in process of being fully integrated into the DigitalTown platform. The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

During third quarter of fiscal 2018, the Company recorded revenues of $142,903 and cost of revenues of $243,967 for a gross loss of $101,064, compared to revenues of $105,084 and cost of revenues of $129,515 for a gross loss of $24,431 during the third quarter of fiscal 2017. For the third quarter of fiscal 2018, revenues mainly consisted of development fees related to our SmartCity platform and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $169,145 and $13,551, development expense of $86,741 and $114,848, and merchant processing fees of $1,653 and $1,116, for the fiscal third quarters 2018 and 2017, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $1,297,525 in the third quarter of fiscal 2018 compared to $963,311 in the third quarter of fiscal 2017, an increase of $334,214. Our stock-based compensation expense was $394,879 for the third quarter of fiscal 2018 as compared to $361,023 for fiscal 2017, an increase of $33,856. Our increase in selling, general and administrative expenses was due to an increase in contractor expense of $108,923, an increase of $16,513 in legal and professional fees, an increase in travel and conference-related costs of $30,192, an increase in employee compensation and benefits of $55,864, an increase in rent and utilities of $5,546, and an increase in insurance expense of $5,171, and an increase in stock based compensation of $33,856.

The Company’s overall net loss for the third quarter of fiscal 2018 increased by $530,488 to $1,526,778, as compared to the third quarter of fiscal 2017. The increase was mainly due to the increase in general and administrative items as detailed above.

NINE MONTHS ENDED NOVEMBER 30, 2017 AND 2016

During the first nine months of fiscal 2018, the Company recorded revenues of $317,080 and cost of revenues of $433,939 for a gross loss of $116,859 compared to revenues of $105,114 and cost of revenues of $335,124 for a gross loss of $230,010 during the first nine months of fiscal 2017. For the first nine months of fiscal 2018, revenues mainly consisted of development fees related to our SmartCity platform, commissions generated from advertising on our websites, and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $244,083 and $49,587, development expense of $186,224 and $282,823, and merchant processing fees of $3,632 and $2,714, for the first nine months of fiscal years 2018 and 2017, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $4,532,490 in the first nine months of fiscal 2018 compared to $2,418,897 in the first nine months of fiscal 2017, an increase of $2,113,593. A portion of this increase was non-cash related. Our stock-based compensation expense was $1,957,445 for the first nine months of fiscal 2018 as compared to $1,370,750 for the first nine months of fiscal 2017, an increase of $586,695. Our increase in selling, general and administrative expenses was due to an increase in contractor expense of $274,360, an increase of $80,168 in legal and professional fees, an increase in travel and conference-related costs of $272,774, an increase in employee compensation and benefits of $368,042, an increase in office services and supplies of $70,876, an increase in rent and utilities of $16,738, and an increase in insurance expense of $15,514, and an increase in stock based compensation of $590,483.

The Company’s overall net loss for the first nine months of fiscal 2018 increased by $2,213,332 to $4,870,787, as compared to the first nine months of fiscal 2017. The increase was mainly due to the increase in general and administrative items as detailed above, partially offset by the decrease in non-cash stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at November 30, 2017 was $47,020, a decrease of $492,223 from $539,243 at February 28, 2017. During the first nine months of fiscal 2018, net cash used in operating activities was $2,120,991 compared to net cash used of $1,080,355 for the first nine months of fiscal 2017. When comparing the two periods, the increase in net cash used in operating activities of $1,040,636 for the first nine months of fiscal 2018 is primarily due to an increase of cash operating expenses.

Net cash used in investing activities was $14,169 and $19,744 for first nine months of fiscal years 2018 and 2017, respectively. In the first quarter of fiscal 2018, the Company invested in computer equipment.

Net cash provided by financing activities for the first nine months of fiscal 2018, was $1,634,500 which consisted of proceeds from the sale of common stock, issuance of convertible loans, and borrowings from various promissory notes. For the first nine months of fiscal 2017, the Company received net cash provided by financing activities of $1,542,500, which consisted of proceeds from the issuance of the Company’s common stock.

Monthly cash operating expenses for the first nine months of 2018, were approximately $237,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $250,000 per month, which include the monthly cost for the renewal of the existing domain names of approximately $25,000. In addition to its normal monthly operating expenses, the Company’s committed cash requirements for the 12 months ending February 28, 2018 include $31,700 pertaining to software development agreements.

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

Stock-Based Compensation

The Company recognizes the cost of stock-based compensation plans and awards in operations on a straight-line basis over the respective vesting period of the awards. The Company measures and recognizes compensation expense for all stock-based payment awards made to employees, directors, consultants and advisors. The compensation expense for the Company’s stock-based payments is based on estimated fair values at the time of the grant.

The Company estimates the fair value of stock-based payment awards on the date of grant using the Black-Scholes option pricing model. This option pricing model involves a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest.

Recently Issued Accounting Pronouncements

Information regarding recently issued accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplemental Data” in this Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of November 30, 2017, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of November 30, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of November 30, 2017, and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of November 30, 2017, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

During the fiscal quarter ended November 30, 2017, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first nine months of fiscal 2018, the Company entered into stock purchase agreements for total cash proceeds of $554,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2017, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

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

DigitalTown, Inc.

Dated: January 16, 2018	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 16, 2018	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

