Form 10-K
period 2018-02-28
DigitalTown, Inc.
filed 2018-06-14
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2155 112th Avenue NE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

The aggregate value of the Company’s common stock held by non-affiliates of the Company as of August 31, 2017 was $13,306,880, based on the closing sale price for the Company’s common stock on that date of $0.23.

There were 125,749,320 shares of the registrant’s common stock outstanding as of May 31, 2018.

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

The Company’s fiscal year end is the last day in February. Our current fiscal year ended on February 28, 2018, and we refer to as “fiscal 2018”. Last year, our fiscal year ended on February 28, 2017 and we refer this year as “fiscal 2017”.

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

Content Search

The DigitalTown search engine serves as the core of the local experience. Whereas most residents may go once or twice per year to the official city site, the DigitalTown-powered search engine is designed for daily use as a preferred homepage for local residents and businesses. This will be accomplished through a combination of marketing and education to residents. In addition, we believe adoption can happen through building a strong level of trust with the residents, since our platform will be endorsed or supported by the local government whom the residents know. This compares to large national companies with limited to no connection to the local residents.

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

Intellectual Property

Domain Name Portfolio. The Company is developing a proprietary platform for Smart City Management. As part of this platform rollout, the Company has secured approximately 13,000 of the .CITY domains that map to significant population centers. DigitalTown has methodically secured the .CITY domains through both acquisition from existing registrants, or via direct purchase from the operator of the .CITY registrar.

Software: The Company has developed a proprietary platform for enabling any city to become a Smart City, incorporating advanced features for economic development, community engagement and digital inclusion. In addition, the Company has completed acquisitions of 6 software companies: Cloud.Market, Software Masters, Inc, Rezserve Technologies Ltd, Appointment.com, Comencia Inc, and Congo Ltd., each of which brought significant intellectual property and is in process of being fully integrated into the DigitalTown platform. The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

EMPLOYEES

As of February 28, 2018, DigitalTown, Inc. has 16 employees. In addition, from time to time we use independent contractors, consultants and advisors to execute our business plan. The Company’s employees are not represented by a union.

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

We incurred operating losses of $8,147,305 and $5,475,577 for in fiscal years 2018 and 2017 respectively, and had an accumulated deficit of $48,885,896 at February 28, 2018. In addition, we have incurred net losses of $10,243,396 and $7,219,626 for the fiscal years 2018 and 2017, respectively. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for the fiscal years ended February 28, 2018 and February 28, 2017 contained a qualification raising substantial doubt about our ability to continue as a going concern. We can provide no assurance regarding when, if ever, we will become profitable. As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We may not be able to collect on our stock subscriptions receivable or raise capital through the sale of our common stock as needed to fund our operations.

For fiscal years 2018 and 2017, the Company sold shares of its common stock which generated cash of $1,662,732 and $2,377,950, respectively.

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

No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our current monthly cash operating expenses going forward are approximately $325,000 per month.

We may need to raise additional capital to finance operations.

Funding of our operations over the past 2 years has relied almost entirely on proceeds from the sale of our common stock and the issuance of promissory notes. We currently do not have any bank debt. We may need to raise additional capital to fund our anticipated operating expenses and execute our business plan. We cannot be assured that financing will be available or at favorable terms. Any sale of our common stock to raise capital will cause dilution to our existing stockholders, unless the existing holders participate in the capital raise. If we are unable to obtain adequate financing, we will need to reduce or cease business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

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

Robert Monster has been our Chief Executive Officer since May 18, 2015. Our future success depends, in significant part, on the continued services of Mr. Monster. We cannot be assured that we would be able to find appropriate replacements for Mr. Monster or any other key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to execute our business plan. We do have an employment agreement with Mr. Monster through May 21, 2018, but we do not presently maintain an executive life insurance policy for him.

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

ITEM 2. PROPERTIES

The Company does not currently own any property. As of February 28, 2018, we had one operating lease for office space located in Vancouver, British Columbia.

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

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock is traded on the OTC Markets under the ticker symbol DGTW. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2018 and February 28, 2017.

Fiscal Year 2018	Low	High
First Quarter	$0.38	$0.49
Second Quarter	0.23	0.48
Third Quarter	0.19	0.40
Fourth Quarter	0.19	0.36

Fiscal Year 2017	Low	High
First Quarter	$0.08	$0.56
Second Quarter	0.20	0.51
Third Quarter	0.21	0.52
Fourth Quarter	0.21	0.49

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of May 31, 2018, there were approximately 345 record holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 28, 2018 and February 28, 2017 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,	February 28,
	2018	2017
Balance Sheet Data
Total Assets	$184,314	$693,637
Total Liabilities	2,299,665	1,048,359
Stockholders’ Deficit	(2,115,351)	(354,722)

Operating Statement Data
Revenues	$327,335	$165,991
Cost of revenues	1,031,344	473,056
Gross loss	(704,009)	(307,065)

Selling, general and administrative expenses	7,443,296	5,168,512
Loss from operations	(8,147,305)	(5,475,577)
Other income (expense), net	(2,096,091)	(1,744,049)
Net loss	$(10,243,396)	$(7,219,626)

Net loss per common share-basic and diluted	$(0.17)	$(0.16)
Weighted average shares outstanding - basic and diluted	61,786,169	44,840,743

Cash Flow Statement Data
Net cash used in operating activities	$(3,162,324)	$(1,934,540)
Net cash used in investing activities	(139,169)	(40,504)
Net cash provided by financing activities	2,817,732	2,377,950
Net change in cash	(480,531)	404,774
Cash and cash equivalents, beginning of period	539,243	134,469
Cash and cash equivalents, end of period	$58,712	$539,243

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2018 and February 28, 2017, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2018 AND February 28, 2017

During fiscal 2018, the Company recorded revenues of $327,335 and cost of revenues of $1,031,344 for a gross loss of $(704,009) compared to revenues of $165,591 and cost of revenues of $473,056 for a gross loss of $(307,065) during fiscal 2017. For fiscal 2018, revenues mainly consisted of development fees related to our SmartCity platform and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $675,242 and $82,370, development expense of $354,121 and $390,686, for the two fiscal years, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $7,443,296 in fiscal 2018 compared to $5,168,512 in fiscal 2017, an increase of $2,274,784. There was one significant driver of this increase and it was a non-cash expense. Our stock-based compensation expense was $3,524,123 for fiscal 2018 as compared to $2,455,587 for fiscal 2017, an increase of $1,068,536. In addition, our increase in selling, general and administrative expenses was due to an increase in domain name renewal fees of $592,872, and an increase in contractor expense of $254,200.

The Company’s overall net loss for the current year increased by $3,023,770 to $10,243,396. The increase was mainly due to the increase in stock compensation expense and the increase in general and administrative items as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2018 was $58,712, a decrease of $480,531 from $539,243 at February 28, 2017. During fiscal 2018, net cash used in operating activities was $3,162,324 compared to cash used of $1,934,540 for the fiscal 2017. When comparing the two periods, the increase in cash used in operating activities of $1,227,784 for fiscal 2018 is primarily due to an increase of cash operating expenses.

Net cash used in investing activities was $139,169 and $40,504 for fiscal years 2018 and 2017, respectively. In fiscal 2018, the Company invested in two acquisitions to enhance its Smart City platform.

Net cash provided by financing activities for fiscal 2018, was $2,817,732, which consisted primarily of proceeds from the issuance of common stock and borrowings from convertible and promissory notes. For fiscal 2017, the Company received net cash provided by financing activities of $2,377,950, which consisted primarily of proceeds from the issuance of common stock.

Monthly cash operating expenses for fiscal 2018, were approximately $300,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $325,000 per month, which includes the monthly cost for the renewal of the existing domain names of approximately $30,000.

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

Critical Accounting Policies

Effective March 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended February 28, 2018 and 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digitaltown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digitaltown, Inc. (the Company) as of February 28, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Managements plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, TX

June 13, 2018

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2018	2017
ASSETS
Current assets:
Cash	$58,712	$539,243
Accounts receivable, net	12,089	25,609
Short term investment	10,000	-
Prepaid domain name renewal fees	77,977	105,775
Prepaid insurance	3,103	21,198
Total current assets	161,881	691,825
Property and equipment, net	22,433	1,812
Total assets	$184,314	$693,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$214,700	$166,847
Accounts payable – related parties	458,125	10,612
Deferred revenue	170,000	190,000
Domain marketing development obligation	145,906	-
Interest payable	34,783	-
Accrued expenses - related parties	552,976	280,900
Notes payable - related parties	105,479	-
Notes payable - third parties, net	30,548	-
Convertible notes payable - related parties	468,493	400,000
Convertible notes payable - third parties, net	118,655	-
Total current liabilities	2,299,665	1,048,359

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 84,509,824 and 52,606,000 shares issued and outstanding at February 28, 2018 and February 28, 2017, respectively	845,098	526,060
Additional paid-in-capital	43,698,746	34,333,479
Stock payable	2,221,603	3,426,371
Subscriptions receivable		-
Accumulated other comprehensive income	5,098	1,868
Accumulated deficit	(48,885,896)	(38,642,500)
Total stockholders’ equity (deficit)	(2,115,351)	(354,722)
Total liabilities and stockholders’ equity (deficit)	$184,314	$693,637

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28, 2018	February 28, 2017
Revenues	$327,335	$165,991
Cost of revenues	1,031,344	473,056
Gross loss	(704,009)	(307,065)

Operating expenses:
Selling, general and administrative expenses	7,443,296	5,168,512

Loss from operations	(8,147,305)	(5,475,577)

Other income (expense):
Impairment expense	(1,721,760)	(1,725,009)
Interest expense	(374,331)	(19,040)
Total other income (expense)	(2,096,091)	(1,744,049)

Loss before income taxes	(10,243,396)	(7,219,626)
Income tax provision	-	-
Net loss	$(10,243,396)	$(7,219,626)

Net loss per common share – basic and diluted	$(0.17)	$(0.16)

Weighted average common shares outstanding – basic and diluted	61,786,169	44,840,743

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended February 28, 2018 and February 28, 2017

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Stock	Subscription	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Receivable	Loss	Deficit	Total
Balance as of February 28, 2016	41,461,543	$414,615	$30,967,377	$37,500	$(12,150)	$-	$(31,422,874)	$(15,532)
Common stock issued for cash	6,999,707	69,997	1,502,453	800,500	5,000	-	-	2,377,950
Stock issued for compensation	775,000	7,750	571,618	1,857,121	7,150	-	-	2,443,639
Stock issued for acquisitions	3,000,000	30,000	1,110,000	731,250	-	-	-	1,871,250
Stock issued for domain names	369,750	3,698	151,043	-	-	-	-	154,740
Exercise of stock options	-	-	11,948	-	-	-	-	11,948
Imputed interest	-	-	19,040	-	-	-	-	19,040
Accumulated other comprehensive income	-	-	-	-	-	1,868	-	1,868
Net Loss	-	-	-	-	-	-	(7,219,626)	(7,219,626)
Balance as of February 28, 2017	52,606,000	$526,060	$34,333,479	$3,426,371	$-	$1,868	$(38,642,500)	$(354,722)

Common stock issued for stock payable	8,039,382	80,394	2,478,667	(2,559,061)	-	-	-	-
Common stock issued for cash	6,818,333	68,183	1,261,817	332,732	-	-	-	1,662,732
Stock issued for compensation	8,512,776	85,128	2,147,203	521,792	-	-	-	2,754,124
Stock issued for acquisitions	8,333,333	83,333	2,328,334	-	-	-	-	2,411,667
Conversion of debt	-	-	-	223,000	-	-	-	223,000
Exercise of stock options	200,000	2,000	18,000	-	-	-	-	20,000
Conversion of accrued expenses	-	-	164,743	276,769	-	-	-	441,512
Warrants issued with debt	-	-	450,000	-	-	-	-	450,000
BCF	-	-	450,246	-	-	-	-	450,246
Imputed interest	-	-	66,257	-	-	-	-	66,257
Accumulated other comprehensive income	-	-	-	-	-	3,230	-	3,230
Net Loss	-	-	-	-	-	-	(10,243,396)	(10,243,396)
Balance as of February 28, 2018	84,509,824	$845,098	$43,698,746	$2,221,603	$-	$5,098	$(48,885,896)	$(2,115,351)

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28, 2018	February 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,243,396)	$(7,219,626)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on conversion of debt and accrued expenses	329,526	-
Depreciation and amortization	70,929	14,805
Bad debt expense	-	114,829
Debt discount amortization	276,257	-
Loss on acquisition of Appointment.com	-	853,955
Impairment expense	1,721,760	1,725,009
Imputed interest	66,257	19,040
Stock based compensation	3,524,123	2,455,587
Changes in operating assets and liabilities:
Accounts receivable	13,520	(102,014)
Prepaid expenses	35,893	(104,186)
Accounts payable	40,544	91,331
Accounts payable – related parties	447,512	(131,835)
Accrued expenses - related parties	428,845	158,565
Deferred revenue	(20,000)	190,000
Domain marketing development obligation	145,906	-
Net cash used in operating activities	(3,162,324)	(1,934,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(26,158)	-
Cash paid for domain names	-	(69,500)
Cash received from Comencia acquisition	11,989	-
Cash received from Rezserve	-	34,256
Cash received from Appointment.com	-	2,240
Cash paid for Congo acquisition	(125,000)	-
Cash paid for Cloud.Market	-	(7,500)
Net cash used in investing activities	(139,169)	(40,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from convertible note	735,000	-
Borrowings from promissory note	450,000	-
Payments on promissory note	(30,000)	-
Proceeds from issuance of common stock	1,662,732	2,377,950
Net cash provided by financing activities	2,817,732	2,377,950

Foreign currency translation adjustment	3,230	1,868
Net change in cash and cash equivalents	(480,531)	404,774
Cash and cash equivalents, beginning of year	539,243	134,469
Cash and cash equivalents, end of year	58,712	539,243

Non-Cash Transactions:
Issuance of common stock for domain names	-	154,740
Issuance of common stock for stock payable	2,559,061	-
Beneficial conversion feature	450,246	-
Debt discount from warrants	450,000	-
Conversion of debt to common stock	210,000	-
Conversion of accrued expenses to stock	121,986	-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

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

At February 28, 2018, the Company had an accumulated deficit of $48,593,820. The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2019. In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

Accounts Receivable

Accounts receivable arise from the software licensing of our Rezserve subsidiary. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of February 28, 2018 and February 28, 2017 of $5,456 and $23,219, respectively. During fiscal 2017, the Company recorded $114,829 of bad debt expense due mostly to new customers from the Rezserve acquisition.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

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

We evaluate any goodwill and intangible assets for an impairment on an annual basis each fiscal year end. We also evaluate goodwill and intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill and intangible assets below the carrying amounts. Based upon our review and analysis, we deemed all of the goodwill and intangible assets acquired in fiscal 2018 as fully impaired. Accordingly, we recognized an impairment expense of $1,721,760. In fiscal 2017, recognized an impairment expense of $1,725,009.

Revenue Recognition

Effective March 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended February 28, 2018 and 2017.

The Company recognizes revenue when the following four criteria have been met:

•	Persuasive evidence that a business relationship exists
•	Delivery has occurred
•	The price is fixed and determinable
•	Collectibility is reasonably assured

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

Years Ended February 28, 2018 and 2017

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

As of February 28, 2018, and February 28, 2017, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during fiscal 2018 or fiscal 2017.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of February 28, 2018, and February 28, 2017, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At February 28, 2018, the Company had no uninsured cash balances. At February 28, 2017, the Company had one bank deposit account in excess of federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are currently capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names are capitalized. See Note 4 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. The Company recorded $6,022 and $2,782 of depreciation expense for fiscal years 2018 and 2017, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 3 for further information.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 28, 2018 or February 28, 2017. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 (“ASC 606”)). ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. This guidance will be effective for the Company for its fiscal year 2019.

The Company will adopt using the modified retrospective approach to initially apply the update and recognize the remaining contract value at the date of application. The Company does not expect the adoption of ASU 2014-09 to have any impact on its total cash flows from operating, investing or financing activities.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes the second step of the two-step goodwill impairment test. Under ASU 2017-04, an entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 does not amend the optional qualitative assessment of goodwill impairment. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019; early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not elected early adoption of this standard and is currently in the process of evaluating the impact of adopting ASU 2017-04 and cannot currently estimate the financial statement impact of adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” The amendments in this update provide guidance about which changes to the terms or conditions of a share-based award require an entity to apply modification accounting in Topic 718. The guidance will be effective for the Company for its fiscal year 2018, with early adoption permitted. The Company does not expect this ASU to materially impact the Company’s consolidated financial statements.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

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

At February 28, 2018 the Company had an accumulated deficit of $48,885,896. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2019. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 3. Property and Equipment

Property and equipment are as follows:

	February 28,	February 28,
	2018	2017
Office equipment and furniture	$43,088	$528,034
Less accumulated depreciation	(20,655)	(526,222)
Property and equipment, net	$22,433	$1,812

Depreciation expense for fiscal years 2018 and 2017 was $6,022 and $2,782, respectively.

Note 4. Prepaid Domain Names

During the fiscal years 2018 and 2017, the Company incurred $214,304 and $165,573, respectively, of annual domain name renewal fees, which range between $1.75 and $129.00 per domain name. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-line basis. During fiscal years 2018 and 2017, the Company recognized $136,328 and $82,370 of expense as cost of revenues related to this amortization. As of February 28, 2018 and February 28, 2017, the Company has $77,977 and $105,775, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 8 for information on Related Party activity within Prepaid Domain Names.

Note 5. Accrued Expenses and Deferred Revenue

Accrued Expenses

On December 5, 2016, Richard Pomije filed a lawsuit against the Company. Mr. Pomije asserts an employment agreement existed and a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable. Mr. Pomije claims the Company owes him $260,900, which had been fully accrued for by the Company at February 28, 2017.

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. The Company is in the process of filing an appeal. See Note 15 for additional information about transactions between the Company and its former officer. See Note 15 for additional information about transactions between the Company and its former officer.

As of February 28, 2017, the accrued salary owed to Robert Monster, CEO was $20,000.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

Deferred Revenue

During fiscal 2017, the Company signed three customer agreements to perform digital support and construction services for three third party companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations. As the services requested by the customers have not yet been completed, the total of $170,000 has been recorded as deferred revenue as of February 28, 2018.

Domain Marketing Development Obligation

During fiscal 2018, the Company signed top-level domain marketing development fund agreements with owners of 13 top level domains whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of February 28, 2018 and February 28, 2017, the Company has collected $930,556 and $0 in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $145,906 and $0 has been recorded as domain marketing development obligation as of February 28, 2018, and February 28, 2017, respectively.

Note 6. Stockholders’ Equity (Deficit)

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2018 Stock Transactions

During fiscal 2018, the Company issued 14,857,715 shares of stock to various investors for stock payable of $2,559,061 and cash of $1,662,732.

During fiscal 2018, a Director exercised one of his stock options for 200,000 shares of stock for cash of $20,000.

During fiscal 2018, the Company issued 8,512,776 shares and recorded a stock payable of $521,792 to consultants and employees for services provided to the Company. During fiscal 2018, $1,763,168 was expensed related to these shares.

During fiscal 2018, various contractors and employees converted an aggregate of $124,996 of their expenses to stock payable of the Company’s common stock, based on a conversion rate of $0.10 per share. The stock value on the conversion date was $0.23, resulting in a loss on conversion of $316,526. At February 28, 2018, the stock payable for these conversions is $276,769.

On May 18, 2016, the Company granted 9,042,250 common shares to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2016, which vest monthly over the new employment agreement period which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During fiscal year 2018, $1,191,349 was expensed related to these shares. 6,799,361 shares were issued on February 8, 2018, and 2,130,500 shares were issued on May 31, 2018.

During fiscal 2018, the Company signed employment agreements with three members of senior management, all of which are still active. All employment agreements were for a period of approximately 6 to 24 months. Included in the employment agreements were common stock grants of 120,000 to 1,025,000 shares which vest over a period of 6 to 24 months. A total of 1,585,000 shares were granted for the three employment agreements. During fiscal 2018, $165,436 was expensed related to these agreements.

During fiscal 2018, the Company granted 8,512,776 shares of stock to various contractors and employees. The shares vest over a period of 6 to 24 months. The shares were valued based on the grant date. During fiscal 2018, $1,763,168 was expensed related to these shares.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

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

On December 7, 2017, the Company closed on an asset purchase agreement for the acquisition of Congo Ltd. (Congo). Congo, based in Houston, TX, owns and operates a web-based platform offering; a portal connecting attorneys to prospective clients through a marketplace setting; a software-as-a-service (SaaS) subscription, selling web features to attorneys for their use on their respective law firm websites, and; the creation of customized online directories. The Company granted 3,000,000 shares of its common stock to the existing owners of Congo. The closing price of the Company’s common stock on the acquisition date was $0.28 per share, therefore, the fair value of common stock issued was $840,000. The stock was issued in February 2018.

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

During fiscal 2017, the Company granted 1,600,812 shares of stock to various contractors and employees. The shares vest over a period of 6 to 24 months. The shares were valued based on grant date. During fiscal 2017, $503,710 was expensed related to these shares.

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

On May 18, 2016, the Company granted 9,042,250 common shares to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2016, which vest monthly over the new employment agreement period which ends on May 18, 2018, a period of two years. The shares were valued based on the employment agreement date. During fiscal year 2017, $812,912 was expensed related to these shares.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

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

As of February 28, 2018, the Company had 9,044,740 warrants outstanding with an average exercise price of $0.13. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of February 28, 2018 of 6.17 years.

During fiscal 2018, the Company issued an aggregate of 6,694,740 warrants to various investors, consultants and employees to purchase shares of the Company’s common stock at $0.10. All warrants vested immediately at the date of issuance. 4,000,000 warrants are exercisable through 2027. 30,000 warrants are exercisable through 2026. 2,964,740 warrants are exercisable through February 2019. The total estimated value using the Black-Scholes Model, based on a volatility rate between 153% and 263% and a call option value of $0.10 was $1,340,175.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	July 20,	July 27,	February 6,	February 15,	February 16,
	2017	2017	2018	2018	2018
Weighted-average volatility	263%	263%	157%	153%	158%
Expected dividends	None	None	None	None	None
Expected term (in years)	10.00	10.00	1.00	1.00	1.00
Weighted-average risk-free interest rate	1.17%	1.16%	2.00%	1.99%	2.00%
Weighted-average fair value of warrants granted	$0.20	$0.27	$0.15	$0.14	$0.17

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2018 and 2017:

Number of Warrants
Outstanding - February 28, 2016	2,050,000
Granted	2,430,000
Canceled or expired	-
Outstanding - February 28, 2017	4,480,000

Granted	6,994,740
Canceled or expired	(2,430,000)
Outstanding - February 28, 2018	9,044,740
Exercisable at February 28, 2018	9,044,740

The following table summarizes information about stock warrants outstanding as of February 28, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	7,394,740	5.92	$0.10	7,394,740	$0.10
$0.15	300,000	7.10	$0.15	300,000	$0.15
$0.25	850,000	7.19	$0.25	850,000	$0.25
$0.30	500,000	7.54	$0.30	500,000	$0.30
$0.10 - $0.30	9,044,740	6.17	$0.13	9,044,740	$0.13

The Company recorded stock-based compensation expense of $0 and $11,948 for all outstanding stock warrants for fiscal years 2018 and 2017, respectively. This expense is included in stock-based compensation expense.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the “2006 Plan”), which has reserved 5,000,000 shares of our common stock for issuance. The types of awards that could be granted under the 2006 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. All grants are determined and approved by the Board of Directors. Through February 28, 2018, the Company has only granted non-qualified stock options under the 2006 Plan. The stock options may be granted to officers and employees of the Company. Options granted under the 2006 Plan have exercise prices and vesting terms approved by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The exercise period of the options range from five to ten years from the date of grant.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

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

During fiscal 2018, the Company issued an aggregate of 1,035,159 stock options with a fair value of $151,627 to 1 officer, 6 employees and 2 contractors to purchase shares of the Company’s common stock at prices of $0.10. All options vested immediately and are exercisable for one year.

During fiscal 2018, 1,292,310 of previously issued stock options to 1 officer expired, and 200,000 stock options previously issued to another officer were exercised for $20,000 cash.

The Company utilized the following key assumptions in computing the fair value of the options using the Black-Scholes pricing model:

February 16,
2018
Weighted-average volatility	153%
Expected dividends	None
Expected term (in years)	1.00
Weighted-average risk-free interest rate	2.00%

The Company recorded stock-based compensation expense of $164,742 and $0 for all outstanding options for fiscal years 2018 and 2017, respectively. This expense is included in stock-based compensation.

The following table summarizes information about the Company’s stock options as of February 28, 2018 and activity during the fiscal years 2018 and 2017:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2016	6,542,310	$0.17
Granted	150,000	$0.10
Canceled or expired	-	-
Outstanding - February 28, 2017	6,692,310	$0.16
Granted	1,035,159	$0.10
Canceled or expired	(1,492,310)	$0.14
Outstanding - February 28, 2018	6,235,159	$0.16
Exercisable at February 28, 2018	6,235,159	$0.16

The following table summarizes information about stock options outstanding as of February 28, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	4,885,159	5.87	$0.10	4,885,159	$0.10
$0.15	200,000	7.77	$0.15	200,000	$0.15
$0.30	700,000	7.42	$0.30	700,000	$0.30
$0.54	375,000	5.93	$0.54	375,000	$0.54
$1.00	75,000	3.62	$1.00	75,000	$1.00
$0.10 - $1.00	6,235,159	6.08	$0.16	6,235,159	$0.16

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

Note 8. Related Party Transactions

Accounts Payable – Related Parties

As of February 28, 2018 and 2017, the Company owes $7,625 and $10,613, respectively, due to advances made to an employee which is included within accounts payable – related parties.

As of February 28, 2018 and 2017, the Company owes $450,500 and $0, respectively, to Epik Holdings Inc. related to annual domain name renewal fees to satisfy Domain marketing development obligations.

Prepaid Domain Names

During the fiscal years 2018 and 2017, the Company incurred $214,304 and $165,573, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, then uses those funds to directly to pay Verisign and ICANN companies for the annual domain renewal costs. The costs paid to Epik are at terms similar or better than what Epik charges its other clients.

Convertible Notes Payable – Related Party

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $30,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2018, the Company owes $160,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018.

On June 9, 2017, the Company signed a convertible note of $500,000 with Darvin Habben, Chairman. This note is due and payable within one year, bears interest of 8%, and can be converted into up to 2,000,000 shares of the Company’s common stock at a conversion price of $0.25 per share. The Company recorded a debt discount equal to $300,000 due to this conversion feature. The note had accrued interest of $28,932 as of February 28, 2018. The debt discount had a balance at February 28, 2018 of $191,507. The Company recorded debt discount amortization expense of $108,493 during the year ended February 28, 2018.

Promissory Notes Payable - Related Party

On July 20, 2017, the Company signed a promissory note of $100,000 with Derek Schumann, Director. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Derek Schumann in connection with this note, with an exercise price of $0.10, and expiry date of July 20, 2027. The Company recorded a warrant discount equal to $100,000 due to this warrant feature. The note had imputed interest of $6,110 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $69,452. The Company recorded warrant discount amortization expense of $30,548 during the year ended February 28, 2018.

On July 20, 2017, the Company signed a promissory note of $100,000 with Greg Foss, Director. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Greg Foss in connection with this note, with an exercise price of $0.10, and expiry date of July 20, 2027. The Company recorded a warrant discount equal to $100,000 due to this warrant feature. The note had imputed interest of $6,110 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $69,452. The Company recorded warrant discount amortization expense of $30,548 during the year ended February 28, 2018.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

On July 27, 2017, the Company signed a promissory note of $150,000 with Darvin Habben, CEO. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Darvin Habben in connection with this note, with an exercise price of $0.10, and expiry date of July 27, 2027. The Company recorded a warrant discount equal to $150,000 due to this warrant feature. The note had imputed interest of $8,877 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $105,616. The Company recorded warrant discount amortization expense of $44,384 during the year ended February 28, 2018.

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

Sales of Common Stock

During fiscal 2018, the Company sold an aggregate of 2,100,000 shares to two of the Company’s board members at the market price of $250,000.

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

Employment Agreements

During fiscal 2018, the Company signed employment agreements with three members of senior management, all of which are still active. All employment agreements were for a period of approximately 6 to 24 months. See Note 6 for more information about these employment agreements.

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active. All employment agreements were for a period of approximately 12 months, however in one case there is no end date but can be terminated by either party. See Note 6 for more information about these employment agreements.

Directors and Officers

In December 2017, all non-executive directors received a stock grant of 600,000 shares. Mr. Parsons and Mr. Mills received an additional 200,000 shares each, as recognition for completing tasks outside their director responsibilities. This resulted in a stock-based compensation expense of $956,800 in fiscal 2018.

In December 2016, all non-executive directors received a stock grant of 300,000 shares, except for Mr. Habben who received 350,000 as chairman and Mr. Parsons who received 140,000 shares and $40,000 in cash. As of the date of this report, all shares granted have been issued. This resulted in a stock-based compensation expense of $835,800 in fiscal 2017.

CEO Employment Agreement Share Issuance

The Company expensed $240,000 in annual salary and $1,026,710 in stock-based compensation in fiscal 2018, and $240,000 in annual salary and $1,191,349 in stock-based compensation in fiscal 2017, related to the employment agreement with Robert Monster, CEO.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

On February 10, 2016, the Company issued 3,312,811 shares of common stock to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015. The shares were valued based on the employment agreement date using the Black-Scholes model. See Note 6 for more information about this share issuance.

On May 22, 2016, the Company granted 9,042,250 common shares to Robert Monster, CEO, in accordance with his employment agreement dated May 22, 2016, which vest monthly over the new employment agreement period which ends on May 21, 2018, a period of two years. The shares were valued based on the employment agreement date. See Note 6 for more information about this share issuance.

CEO Accrued Salary Conversion

On February 16, 2018, Robert Monster, CEO converted $70,000 of his accrued salary into 700,000 shares of common stock and 700,000 stock options with an exercise price of $0.10 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $161,000 and $92,507, respectively.

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of common stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.

Accrued Expenses - Related Parties

The Company was founded in 1982 and managed by Richard Pomije since at least 1987. On May 17, 2015, Mr. Pomije resigned as CEO of the Company and on June 1, 2015, he resigned as the CFO and Chairman. At that time of his resignation, the Company and the Board of Directors were not aware of any continuing employment agreement. The Company released Mr. Pomije on September 11, 2015 concurrent with his closing of the Burnsville, MN office.

On December 5, 2016, Richard Pomije filed a lawsuit against the Company. Mr. Pomije asserts an employment agreement existed and a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable. Mr. Pomije claims the Company owes him $260,900, which had been fully accrued for by the Company as of February 28, 2017.

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. The Company is in the process of filing an appeal. See Note 15 for additional information about transactions between the Company and its former officer.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $15,888,098 as of February 28, 2018 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2038. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at February 28, 2018 and February 28, 2017:

	2018	2017
Net tax loss carry-forwards	$15,888,098	$11,627,532
Statutory rate	21%	34%
Expected tax recovery	3,336,501	3,953,361
Change in valuation allowance	(3,336,501)	(3,953,361)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,336,501	$3,953,361
Less: valuation allowance	(3,336,501)	(3,953,361)
Net deferred tax asset	$-	$-

Note 10. Commitments and Contingencies

Litigation

The Company, in the normal course of business, is a party to various ordinary course claims and legal proceedings. In the opinion of management, the ultimate resolution of these matters, individually and in the aggregate, will not have a material adverse effect on the Company's financial position or results of operations.

On December 5, 2016, Richard Pomije filed a lawsuit against the Company. Mr. Pomije asserts an employment agreement existed and a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable. Mr. Pomije claims the Company owes him $260,900, which had been fully accrued for by the Company as of February 28, 2017.

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. The Company is in the process of filing an appeal. See Note 15 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of February 28, 2018, we have one outstanding operating lease. The lease is for 700 square feet of office space in Vancouver, British Columbia for our Rezserve subsidiary. The lease is month-to-month with either party able to terminate the lease with 30 days of notice. Gross rent is approximately $2,600 per month.

Note 11. Common Stock Subscriptions Receivable

From time to time, the Company has had various stock subscription agreements outstanding all of which were due from a related party. As of February 28, 2016, the Company was owed $5,000 for stock issued and had accrued an additional $7,150 for stock which was payable during the 2017 fiscal year under the employment agreement with Robert Monster. The total amount of $12,150 was satisfied in full in fiscal 2017. No amounts are outstanding for fiscal 2018.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the fiscal years 2018 and 2017:

	Fiscal 2018	Fiscal 2017
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(10,243,396)	$(7,219,626)
Weighted average number of common shares outstanding	61,786,169	44,840,743
Basic net loss per share	$(0.17)	$(0.16)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(10,243,396)	$(7,219,626)
Weighted average number of common shares outstanding	61,786,169	44,840,743
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	61,786,169	44,840,743
Diluted net loss per share	$(0.17)	$(0.16)

(1)

At both February 28, 2018 and February 28, 2017, there were outstanding stock options equivalent to 6,437,600 and 6,692,310 common shares, respectively. The stock options are anti-dilutive at February 28, 2018 and February 28, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At February 28, 2018 and February 28, 2017, there were outstanding warrants equivalent to 7,080,000 and 8,510,000 common shares, respectively. The warrants are anti-dilutive at February 28, 2018 and February 28, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

Note 13. Acquisitions

Congo Ltd. Acquisition

On December 7, 2017, the Company closed on an asset purchase agreement for the acquisition of Congo Ltd. (Congo). Congo, based in Houston, TX, owns and operates a web-based platform offering; a portal connecting attorneys to prospective clients through a marketplace setting; a software-as-a-service (SaaS) subscription, selling web features to attorneys for their use on their respective law firm websites, and; the creation of customized online directories. The Company granted 3,000,000 shares of its common stock to the existing owners of Congo. The closing price of the Company’s common stock on the acquisition date was $0.28 per share, therefore, the fair value of common stock issued was $840,000. The stock was issued in February 2018.

This acquisition was accounted for using the replacement cost method, where the cost to replace or recreate the subject asset is estimated. The agreement included customary representations, warranties, and covenants by us and Congo.

According to the replacement cost method of accounting, the Company recognized the identifiable assets acquired as follows:

Developed Technology, Platform and code base	420,000
Developed Technology, New code base and databases	432,000
Assembled Workforce	35,000
Goodwill	78,000
Total intangibles and goodwill	965,000

Total assets acquired, net	965,000

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

The purchase price consisted of the following:

Common stock	840,000
Cash consideration	75,000
Earnest money	50,000
Total purchase price	965,000

The Company reviewed the fair value of the total assets of the acquisition and concluded the fair value of the goodwill and intangible assets which were acquired was less than the fair value of the common stock which was used to pay for the business. Accordingly, the Company recorded an impairment expense of $926,252 related to this acquisition in fiscal 2018.

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

According to the replacement cost method of accounting, the Company recognized the identifiable assets acquired as follows:

Developed Technology, App Portfolio	250,000
Developed Technology, App Handles	135,000
Assembled Workforce	40,000
Goodwill	396,667
Total intangibles and goodwill	821,667

Total assets acquired, net	821,667

The purchase price consisted of the following:

Common stock	821,667
Total purchase price	821,667

The Company reviewed the fair value of the total assets of the acquisition and concluded the fair value of the goodwill and intangible assets which were acquired was less than the fair value of the common stock which was used to pay for the business. Accordingly, the Company recorded an impairment expense of $795,508 related to this acquisition in fiscal 2018.

As the company is not using the assets in the same manner as the predecessor company, no proforma financials are presented.

Comencia, Inc. Acquisition

On July 1, 2017, the Company closed on an agreement and plan of share exchange and acquired Comencia, a related party Company, which was partly owned by an officer of the Company. The Company granted 2,500,000 shares of its common stock to the existing owners of Comencia, Inc. The closing price of the Company’s common stock on the acquisition date was $0.30 per share, therefore, the fair value of common stock issued was $750,000. As part of the closing of this agreement, the Company made a cash payment and issued a note receivable from Comencia for $55,000. The terms of the note include payable on demand within 30 days of notice and a 3.0% annual interest rate. This note has not yet been repaid.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of Comencia’s assets and ongoing operations were acquired. The agreement included customary representations, warranties, and covenants by us and Comencia.

According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

Cash	11,989
Other assets	13,115
Total assets	25,104

Accrued expenses	(12,741)
Long-term payables	(52,422)
Total liabilities	(65,163)

Customer Lists	33,000
Intellectual Property	48,800
Trademarks	7,000
Total intangibles	88,800

Total assets acquired, net	48,741
Additional consideration given as compensation expense	701,259
Total consideration	750,000

The purchase price consisted of the following:

Common stock	750,000
Total purchase price	750,000

This transaction was a non-arms length transaction, as one of Comencia’s owners was a Director of Digitaltown. As such, $750,000 was recorded as a stock-based compensation in fiscal 2018.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2017 or March 1, 2016 are as follows:

	Combined Pro Forma:
	For Fiscal Years
	2018	2017
Revenues	$367,923	$251,713

Cost of revenues	1,053,184	562,216

Gross profit (loss)	(685,261)	(310,503)

Operating expenses:
Selling, general and administrative expenses	7,454,580	5,218,597

Loss from operations	(8,139,841)	(5,529,100)

Other income (expense)	(2,096,091)	(1,744,049)

Net loss	$(10,235,932)	$(7,273,149)

Weighted average number of common shares
Outstanding – basic and fully diluted	61,786,169	44,840,743

Net loss per share – basic and fully diluted	$(0.17)	$(0.16)

Appointment.com Acquisition

On December 1, 2016, the Company acquired all assets related to Appointment.com, Inc. (“Appointment”), an online scheduling software system based in Seattle, Washington. This transaction is considered related party since Epik Holdings Inc. is a controlling owner of Appointment and the Company’s CEO, Rob Monster, is the controlling owner of Epik Holdings Inc. The purchase price pursuant to an asset purchase agreement was 1,625,000 common shares. Due to the related party nature of the transaction, the Company did not record any goodwill related to the transaction. The sum of the cost basis of the liabilities assumed and the stock value of $731,500 is recognized as $853,955 expense on the Company’s consolidated statement of operations. The agreement included customary representations, warranties, and covenants by us and Appointment.

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

Years Ended February 28, 2018 and 2017

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $30,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2018, the Company owes $160,000 to Clint Skidmore, bearing no interest. This note had imputed interest of $38,000 in fiscal 2018. See Note 14 for more information about the convertible note payable – related party.

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been March 1, 2016 is as follows:

Combined Pro Forma:
For Fiscal Years
2017
Revenues	$333,879

Cost of revenues	475,308

Gross profit (loss)	(141,429)

Operating expenses:
Selling, general and administrative expenses	5,323,560

Loss from operations	(5,464,989)

Other income (expense)	(1,744,049)

Net loss	$(7,209,038)

Weighted average number of common shares
Outstanding – basic and fully diluted	44,840,743

Net loss per share – basic and fully diluted	$(0.16)

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

Note 14. Debt

Convertible Note Payable - Related Party

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

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $30,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2018, the Company owes $160,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

On June 9, 2017, the Company signed a convertible note of $500,000 with Darvin Habben, Chairman. This note is due and payable within one year, bears interest of 8%, and can be converted into up to 2,000,000 shares of the Company’s common stock at a conversion price of $0.25 per share. The Company recorded a debt discount equal to $300,000 due to this conversion feature. The note had accrued interest of $28,932 as of February 28, 2018. The debt discount had a balance at February 28, 2018 of $191,507. The Company recorded debt discount amortization expense of $108,493 during the year ended February 28, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Promissory Note Payable - Related Party

On July 20, 2017, the Company signed a promissory note of $100,000 with Derek Schumann, Director. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Derek Schumann in connection with this note, with an exercise price of $0.10, and expiry date of July 20, 2027. The Company recorded a warrant discount equal to $100,000 due to this warrant feature. The note had imputed interest of $6,110 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $69,452. The Company recorded warrant discount amortization expense of $30,548 during the year ended February 28, 2018.

On July 20, 2017, the Company signed a promissory note of $100,000 with Greg Foss, Director. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Greg Foss in connection with this note, with an exercise price of $0.10, and expiry date of July 20, 2027. The Company recorded a warrant discount equal to $100,000 due to this warrant feature. The note had imputed interest of $6,110 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $69,452. The Company recorded warrant discount amortization expense of $30,548 during the year ended February 28, 2018.

On July 27, 2017, the Company signed a promissory note of $150,000 with Darvin Habben, CEO. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Darvin Habben in connection with this note, with an exercise price of $0.10, and expiry date of July 27, 2027. The Company recorded a warrant discount equal to $150,000 due to this warrant feature. The note had imputed interest of $8,877 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $105,616. The Company recorded warrant discount amortization expense of $44,384 during the year ended February 28, 2018.

Convertible Note Payable - Third Party

On October 30, 2017, the Company issued a convertible note to PowerUp Lending Group Ltd. for $75,000 of cash consideration. The note bears interest at 12%, matures on October 30, 2018, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $47,951 due to this conversion feature. The note had accrued interest of $2,885 as of February 28, 2018. The debt discount had a balance at February 28, 2018 of $32,055. The Company recorded debt discount amortization expense of $15,896 during the year ended February 28, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00009.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

On November 30, 2017, the Company issued a convertible note to PowerUp Lending Group Ltd. for $58,000 of cash consideration. The note bears interest at 12%, matures on November 30, 2018, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $38,164 due to this conversion feature. The note had accrued interest of $1,716 as of February 28, 2018. The debt discount had a balance at February 28, 2018 of $28,754. The Company recorded debt discount amortization expense of $9,410 during the year ended February 28, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00009.

On January 18, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $53,000 of cash consideration. The note bears interest at 12%, matures on January 18, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $33,164 due to this conversion feature. The note had accrued interest of $714 as of February 28, 2018. The debt discount had a balance at February 28, 2018 of $30,079. The Company recorded debt discount amortization expense of $3,806 during the year ended February 28, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00009.

On January 30, 2018, the Company issued a convertible note to Crown Bridge Partners, LLC. for $55,000 of cash consideration. The note bears interest at 10%, matures on January 30, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $33,246 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $437 as of February 28, 2018. The debt discount had a balance at February 28, 2018 of $33,366. The Company recorded debt discount amortization expense of $2,880 during the year ended February 28, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Promissory Note Payable - Third Party

On July 20, 2017, the Company signed a promissory note of $100,000 with Donovan Olson. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Donovan Olson in connection with this note, with an exercise price of $0.10, and expiry date of July 20, 2027. The Company recorded a warrant discount equal to $100,000 due to this warrant feature. The note had imputed interest of $6,110 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $69,452. The Company recorded warrant discount amortization expense of $30,548 during the year ended February 28, 2018.

Note 15. Transactions with Former Officer

The Company was founded in 1982 and managed by Richard Pomije since at least 1987. On May 17, 2015, Mr. Pomije resigned as CEO of the Company and on June 1, 2015, he resigned as the CFO and Chairman. At that time of his resignation, the Company and the Board of Directors were not aware of any continuing employment agreement. The Company released Mr. Pomije on September 11, 2015 concurrent with his closing of the Burnsville, MN office.

On December 5, 2016, Richard Pomije filed a lawsuit against the Company. Mr. Pomije asserts an employment agreement existed and a continuing obligation of the Company in the form of a monthly salary for a 1 year term from May 18, 2015 to May 17, 2016 was due in addition to a stock subscription receivable. Mr. Pomije claims the Company owes him $260,900, which had been fully accrued for by the Company as of February 28, 2017.

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. The Company is in the process of filing an appeal.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

Note 16. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at February 28, 2018 and February 28, 2017 was $0. During fiscal 2018 and fiscal 2017, the Company made three acquisitions which resulted in $549,667 and $1,317,680 of goodwill being recorded, and subsequently impaired, respectively. See Note 13 for more information about acquisitions.

Intangible assets

The carrying value of intangible assets at February 28, 2018 and February 28, 2017 was $0. During fiscal 2018, the Company acquired $1,237,000 of intangible assets, including $432,000 of code base and databases, $420,000 of platform and code base, $250,000 of app portfolios, and $135,000 of app handles. During fiscal 2018, the Company recorded $64,907 of amortization expense related to intangible assets.

During fiscal 2017, the Company entered into agreements to purchase domain name rights with five individuals. In exchange for the domain name rights, the Company issued 369,750 common shares and paid $69,500 in cash. The total fair value of the shares was $154,740 based on the respective domain name purchase agreements date and the closing market price on that date.

Impairments

We evaluate our goodwill and intangible assets for an impairment on an annual basis each fiscal year end. Based upon our review and analysis, we deemed all of the goodwill and intangible assets acquired in fiscal 2018 as fully impaired as of February 28, 2018. Accordingly, we recognized an impairment expense of $1,721,760 in fiscal 2018. In fiscal 2017, we recognized an impairment of $1,725,009. This reflects the full amount of goodwill and the unamortized balance of the intangible assets each year.

Note 17. Subsequent Events

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2017, $260,900 had been accrued. As at February 28, 2018, the accrual has increased by $292,076 to $552,976. The Company is in the process of filing an appeal.

On April 25, 2018, the Company received a $1,000,000 investment commitment from Triton Funds LP to purchase registered DGTW shares. The Company has filed an S-1 with the SEC. Once approved, Triton will purchase up to 5% of the Company’s fully diluted shares.

On May 15, 2018, the Company received a $2,400,000 investment from Pithia, Inc. in exchange for 10% of the Company’s fully diluted shares. Pithia invested $1,200,000 on May 15, 2018 in the form of RHOC cryptocurrency. The remaining $1,200,000 will be received 90 days from the agreement date, again in the form of RHOC cryptocurrency, as long as the Company meets certain conditions. The Company issued 11,385,590 shares of its common stock to Pithia, Inc. on May 31, 2018.

On May 17, 2018, Digitaltown amended the employment agreement of Michael Cartwright, its Chief Technology Officer, to extend his employment term by two years to June 1, 2020. This included a base salary increase, additional stock award, and a cryptocurrency coin award conditional on achieving specific development and product launch milestones. A copy of his amended employment agreement is attached as Exhibit 10.1.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2018 and 2017

In May 2018, the Company:

-	issued 8,644,838 shares of its common stock for stock payable of $1,274,376,
-	issued 16,940,804 shares for cash of $1,786,950,
-	converted the October 30, 2017 note from PowerUp Lending Group Ltd, with an original value of $75,000, to 1,277,498 shares of its common stock,
-	converted the $500,000 convertible note from Darvin Habben, plus accrued interest of $38,027, to 5,380,274 shares of its common stock,
-	converted the $150,000 promissory note from Darvin Habben to 1,500,000 shares of its common stock,
-	converted the $100,000 promissory note from Greg Foss to 1,000,000 shares of its common stock,
-	converted the $100,000 promissory note from Derek Schumann to 1,000,000 shares of its common stock,
-	converted the $100,000 promissory note from Donovan Olson to 1,000,000 shares of its common stock,
-	returned 15,000 shares of its common stock into treasury, at a value of $3,000, in exchange for sale of two .city domains, and
-	issued 4,511,082 shares of its common stock to various employees and contractors, with a value of $1,126,347.

There were no additional significant subsequent events through June 13, 2018, the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2018 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of February 28, 2018, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2018. Management identified the following material weaknesses:

1.	Management did not maintain effective internal controls relating to the quarter end closing and financial reporting process in adequately preparing account reconciliations pertaining to stock option activity;
2.	The Company has insufficient internal personnel resources and technical accounting and reporting expertise within the Company’s financial closing and reporting functions; and

3.	The Company did not maintain effective internal controls to assure proper segregation of duties as the same employee was responsible for initiating and recording of transactions, thereby creating a segregation of duties weakness; and
4.	Due to the Company not having formal Control procedures related to the approval of related party transactions.

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended February 28, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Material weakness #1, #2, #3 and #4;

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Mike Cartwright	45	Chief Technology Officer and Director
Kenwei Chong	50	Director
Greg Foss	54	Director
Darvin R. Habben	68	Chairman
Lawrence Lerner	53	Director
Jeffrey L. Mills	56	Director
Robert W. Monster	50	Chief Executive Officer and Director
James B. Parsons	65	Director
Derek R. Schumann	53	Director

MICHAEL CARTWRIGHT. Mr. Cartwright was appointed a member of the Board of Directors on October 3, 2017. Mr. Cartwright has over 20 years of IT experience with organizations of all sizes and across a range of industries including travel, consultancy and manufacturing. Prior to joining Digital Town, Mr. Cartwright was a co-founder and CEO of Comencia Inc., a Private Label Travel Platform, a Technology Vice President at Expedia, CTO of Pirean, a UK based identity and access management company, and a Technology Director at Nestle, Switzerland. Mr. Cartwright holds a BSc(Hons) in Computer Science from the University of Teeside.

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

GREG FOSS. Mr. Foss was appointed a member of the Board of Directors on November 15, 2017. Mr. Foss is a Director, 3iQ Corp. 3iQ is an investment manager that promotes emerging strategies and managers focusing on disruptive technologies. The company has an interest in Bitcoin and blockchain mandates. Mr. Foss is a Director, Britnell Ventures, Inc. Britnell invests in e-commerce startups. To date, it has funded three ventures: booksforbusiness.com, healthwick.ca, and charge-more.com. Mr. Foss is a Director, Ye Olde Orchard Pub Group, which is currently a partner in seven Montreal area pubs. From 2013-2015, Mr. Foss was a Senior Portfolio Manager – Credit Strategies for Fiera Quantum. Fiera Quantum is the Alternative Investment Strategies arm of Fiera Capital, a Canadian based investment manager with over C$88 billion in AUM. Fiera Quantum purchased the assets of the Diversified Alpha Fund and the Canadian Restructured ABCP Funds from GMPIM.

DARVIN R. HABBEN. Mr. Habben has been a director since May 11, 2015 and Chairman since June 1, 2015. Mr. Habben is currently the Founder, Chairman and Chief Executive Officer of Crossroads Trailer Sales and Service, Inc., a trucking company based in Albert Lea, MN. Mr. Habben is also owner and CEO of Agilis, a national donations processing and fulfillment company serving non-profit companies.

LAWRENCE LERNER. Mr. Lerner was appointed to the board on May 16, 2018. Mr. Lerner is the Managing Member of Catena Fund One, LP, which recently entered into an agreement for the purchase of common stock in Digitaltown. Mr. Lerner has worked in the cryptocurrency space since the late 1990’s. Today, he is the CEO of Pithia, a blockchain corporation with $170M in assets. Additionally, Mr. Lerner is associated with LERNER Consulting & LLBC, LLC (Lawrence Lerner Business Consulting), Ameritas Technologies and Genpact.

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

JAMES B. PARSONS. On May 22, 2015, Mr. Parsons was appointed to the Board. Mr. Parsons is Managing Partner of Parsons/Burnett/Bjordahl/Hume, LLP, a law firm with offices in Bellevue and Spokane, Washington. He has been in practice for 38 years, emphasizing securities, both public and private, and general corporate law. Mr. Parsons is a member of the Washington State Bar Association, the Securities Law Committee of the Business Law Section, and is past Chair of the Northwest Securities Law Institute. He served as past President and member of the Board of Eastside Legal Assistance Program, serving the legal needs of low income citizens. He is a graduate of the University of Puget Sound and Lewis and Clark Law School, where he served on the Moot Court Board.

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

Committees of the Board of Directors

DigitalTown has chartered 5 standing committees, comprised of the 6 Board members. Each committee has a formal charter and a non-executive Chair. Through committee work, the Board is actively involved in stewardship of the Company both during Board meetings and between Board meetings as the Company seeks to exercise its fiduciary duty for all stakeholders while building an industry-leading enterprise.

Audit Committee

Currently, Messrs. Habben (Chair) and Mills are the members of the Audit Committee. The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Mr. Habben as the Audit Committee Financial Expert as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Habben as the Audit Committee Financial Expert does not impose on him any duties, obligations or liability that are greater than the duties, obligations and liability imposed on him as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

Compensation Committee

Currently, Messrs. Chong (Chair) and Mills are the members of the Compensation Committee. The Compensation Committee shall provide assistance to the directors of the Company in fulfilling their responsibility to the shareholders relating to executive Compensation matters.

Finance Committee

Currently, Messrs. Chong (Chair), Mills and Foss are the members of the Finance Committee. The Finance Committee shall provide assistance to the directors of the Company in fulfilling their responsibility to the shareholders relating to corporate finance matters, treasury, investor relations, capital structure, mergers & acquisitions and tax strategies.

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

Strategic Planning Committee

Currently, Messrs. Monster and Schumann (Chair) are the members of the Strategic Planning Committee. The Strategic Planning Committee shall provide assistance to the directors of the Company in fulfilling their responsibility to the shareholders relating to executive Strategic Planning matters.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2018 and February 28, 2017 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Stock Option Awards (1)	Other Annual Compensation (2)	Total Compensation
Robert Monster CEO	2018	$240,000	$-	$-	$1,026,710	$1,266,710
(Principal Executive Officer), & Director	2017	$240,000	$-	$-	$1,191,349	$1,431,349

Darvin R. Habben Chairman & Director	2018	$-	$-	$-	$144,000	$144,000
	2017	$-	$-	$-	$267,000	$267,000

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

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during fiscal 2018.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date

None

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2018.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Jeffrey L. Mills	75,000	-	$1.00	10/10/21
Jeffrey L. Mills	300,000	-	$0.54	2/3/24
Jeffrey L. Mills	300,000	-	$0.10	11/13/24
Jeffrey L. Mills	300,000	-	$0.10	12/1/24
Jeffrey L. Mills	200,000	-	$0.10	5/5/25
Jeffrey L. Mills	200,000	-	$0.10	6/3/25
Jeffrey L. Mills	200,000	-	$0.10	12/4/25
James B. Parsons	200,000	-	$0.10	12/4/25
Robert Monster	200,000	-	$0.10	12/4/25
Robert Monster	400,000	-	$0.10	6/3/25
Robert Monster	700,000	-	$0.10	2/16/18

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

In December 2017, all non-executive directors received a stock grant of 600,000 shares. Mr. Parsons and Mr. Mills received an additional 200,000 shares each, as recognition for completing tasks outside their director responsibilities.

In December 2016, all non-executive directors received a stock grant of 300,000 shares, except for Mr. Habben who received 350,000 as chairman and Mr. Parsons who received 140,000 shares and $40,000 in cash. As of the date of this report, all shares granted have been issued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2018 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock; (ii) all directors and executive officers; and (iii) all directors and executive officers as a group. The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934. As of May 31, 2018, we had 125,749,320 issued and outstanding shares of common stock.

Name of Beneficial Owner	Number of shares	Percentage of Outstanding Shares
Directors and Officers:
Robert Monster	14,247,839	11.33%
Darvin R. Habben	13,614,274	10.83%
Kenwei Chong	1,900,000	1.51%
Jeff L. Mills	2,039,950	1.62%
Greg Foss	4,050,000	3.22%
Derek Schumann	2,950,000	2.35%
James B. Parsons	1,590,000	1.26%
Michael Cartwright	763,095	0.61%

All directors and executive officers as a group	41,155,158	32.73%

5% Stockholders:
Richard A. Pomije	15,407,740	12.25%
Catena One Fund, LP	11,385,590	9.05%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accounts Payable – Related Parties

As of February 28, 2018 and 2017, the Company owes $7,625 and $10,613, respectively, due to advances made to an employee which is included within accounts payable – related parties.

As of February 28, 2018 and 2017, the Company owes $450,500 and $0, respectively, to Epik Holdings Inc. related to annual domain name renewal fees to satisfy Domain marketing development obligations.

Prepaid Domain Names

During the fiscal years 2018 and 2017, the Company incurred $214,304 and $165,573, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, then uses those funds to directly to pay Verisign and ICANN companies for the annual domain renewal costs. The costs paid to Epik are at terms similar or better than what Epik charges its other clients.

Convertible Notes Payable – Related Party

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $30,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2018, the Company owes $160,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018.

On June 9, 2017, the Company signed a convertible note of $500,000 with Darvin Habben, Chairman. This note is due and payable within one year, bears interest of 8%, and can be converted into up to 2,000,000 shares of the Company’s common stock at a conversion price of $0.25 per share. The Company recorded a debt discount equal to $300,000 due to this conversion feature. The note had accrued interest of $28,932 as of February 28, 2018. The debt discount had a balance at February 28, 2018 of $191,507. The Company recorded debt discount amortization expense of $108,493 during the year ended February 28, 2018.

Promissory Notes Payable - Related Party

On July 20, 2017, the Company signed a promissory note of $100,000 with Derek Schumann, Director. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Derek Schumann in connection with this note, with an exercise price of $0.10, and expiry date of July 20, 2027. The Company recorded a warrant discount equal to $100,000 due to this warrant feature. The note had imputed interest of $6,110 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $69,452. The Company recorded warrant discount amortization expense of $30,548 during the year ended February 28, 2018.

On July 20, 2017, the Company signed a promissory note of $100,000 with Greg Foss, Director. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Greg Foss in connection with this note, with an exercise price of $0.10, and expiry date of July 20, 2027. The Company recorded a warrant discount equal to $100,000 due to this warrant feature. The note had imputed interest of $6,110 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $69,452. The Company recorded warrant discount amortization expense of $30,548 during the year ended February 28, 2018.

On July 27, 2017, the Company signed a promissory note of $150,000 with Darvin Habben, CEO. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Darvin Habben in connection with this note, with an exercise price of $0.10, and expiry date of July 27, 2027. The Company recorded a warrant discount equal to $150,000 due to this warrant feature. The note had imputed interest of $8,877 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $105,616. The Company recorded warrant discount amortization expense of $44,384 during the year ended February 28, 2018.

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

Sales of Common Stock

During fiscal 2018, the Company sold an aggregate of 2,100,000 shares to two of the Company’s board members at the market price of $250,000.

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

Employment Agreements

During fiscal 2018, the Company signed employment agreements with three members of senior management, all of which are still active. All employment agreements were for a period of approximately 6 to 24 months. See Note 6 for more information about these employment agreements.

During fiscal 2017, the Company signed employment agreements with four members of senior management, three of which are still active. All employment agreements were for a period of approximately 12 months, however in one case there is no end date but can be terminated by either party. See Note 6 for more information about these employment agreements.

Directors and Officers

In December 2017, all non-executive directors received a stock grant of 600,000 shares. Mr. Parsons and Mr. Mills received an additional 200,000 shares each, as recognition for completing tasks outside their director responsibilities. This resulted in a stock-based compensation expense of $956,800 in fiscal 2018.

In December 2016, all non-executive directors received a stock grant of 300,000 shares, except for Mr. Habben who received 350,000 as chairman and Mr. Parsons who received 140,000 shares and $40,000 in cash. As of the date of this report, all shares granted have been issued. This resulted in a stock-based compensation expense of $835,800 in fiscal 2017.

CEO Employment Agreement Share Issuance

The Company expensed $240,000 in annual salary and $1,026,710 in stock-based compensation in fiscal 2018, and $240,000 in annual salary and $1,191,349 in stock-based compensation in fiscal 2017, related to the employment agreement with Robert Monster, CEO.

On February 10, 2016, the Company issued 3,312,811 shares of common stock to Robert Monster, CEO, in accordance with his employment agreement dated May 18, 2015. The shares were valued based on the employment agreement date using the Black-Scholes model. See Note 6 for more information about this share issuance.

On May 22, 2016, the Company granted 9,042,250 common shares to Robert Monster, CEO, in accordance with his employment agreement dated May 22, 2016, which vest monthly over the new employment agreement period which ends on May 21, 2018, a period of two years. The shares were valued based on the employment agreement date. See Note 6 for more information about this share issuance.

CEO Accrued Salary Conversion

On February 16, 2018, Robert Monster, CEO converted $70,000 of his accrued salary into 700,000 shares of common stock and 700,000 stock options with an exercise price of $0.10 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $161,000 and $92,507, respectively.

On February 10, 2016, Robert Monster, CEO converted $129,231 of his accrued salary into 1,292,310 shares of common stock and 1,292,310 stock options with an exercise price of $0.15 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $109,846 and $19,385, respectively.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

M&K CPAS, PLLC ("M&K") served as the Company’s independent registered public accounting firm during the fiscal years ended February 28, 2018 and February 28, 2017. The aggregate fees billed by M&K for professional services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal years 2018 and 2017 were $53,500 and $47,900, respectively. There were no aggregate fees billed by M&K for other audit related services or tax services for the fiscal years 2018 or 2017.

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

21

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2018 and February 28, 2017

(b)	Exhibits.

3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Amended Employment Agreement - Michael Cartwright
22.1	List of wholly-owned subsidiaries
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350
101.INS(2)	XBRL Instance
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

______________

(1)	Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).

(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: June 13, 2018	By: /s/ Robert W. Monster
Robert Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 13, 2018	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Dated: June 13, 2018	By: /s/ Darvin R. Haben
Darvin R. Habben
Chairman

Dated: June 13, 2018	By: /s/ Kenwei Chong
Kenwei Chong, Director

Dated: June 13, 2018	By: /s/ Jeffrey L. Mills
Jeffrey L. Mills, Director

Dated: June 13, 2018	By: /s/ James B. Parsons
James B. Parsons, Director

Dated: June 13, 2018	By: /s/ Derek R. Schumann
Derek R. Schumann, Director

Dated: June 13, 2018	By: /s/ Greg Foss
Greg Foss, Director

Dated: June 13, 2018	By: /s/ Michael Cartwright
Michael Cartwright, Director

Dated: June 13, 2018	By: /s/ Lawrence Lerner
Lawrence Lerner, Director

