Form 10-Q
period 2018-05-31
DigitalTown, Inc.
filed 2018-07-19
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2018

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

There were 126,602,321 shares of the registrant’s common stock outstanding as of July 13, 2018.

2

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED BALANCE SHEETS

	May 31,	February 28,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$20,506	$58,712
Digital currencies	1,380,156	-
Accounts receivable, net	11,383	12,089
Short term investment	10,000	10,000
Prepaid domain name renewal fees	42,451	77,977
Prepaid expenses	10,867	3,103
Total current assets	1,475,363	161,881
Property and equipment, net	20,473	22,433
Total assets	1,495,836	$184,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	302,705	$214,700
Accounts payable – related parties	886,532	458,125
Deferred revenue	170,000	170,000
Domain marketing development obligation	192,869	145,906
Interest payable	10,496	34,783
Accrued expenses	542,066	552,976
Notes payable - related parties	-	105,479
Notes payable - third parties, net	-	30,548
Convertible notes payable - related parties	120,000	468,493
Convertible notes payable - third parties, net	101,098	118,655
Total current liabilities	2,325,766	2,299,665

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 125,749,320 and 84,509,824 shares issued and outstanding at May 31, 2018 and February 28, 2018, respectively	1,257,493	845,098
Additional paid-in-capital	49,246,963	43,698,746
Stock payable	-	2,221,603
Subscriptions receivable
Accumulated other comprehensive income	(192,348)	5,098
Accumulated deficit	(51,142,038)	(48,885,896)
Total stockholders’ equity (deficit)	(829,930)	(2,115,351)
Total liabilities and stockholders’ equity (deficit)	1,495,836	$184,314

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	$86,218	$80,271
Cost of revenues	525,328	98,608
Gross loss	(439,110)	(18,337)

Operating expenses:
Selling, general and administrative expenses	1,223,618	1,073,187

Loss from operations	(1,662,728)	(1,091,524)

Other income (expense):
Interest expense	593,414	9,724
Total other income (expense)	593,414	9,724

Loss before income taxes	(2,256,142)	(1,101,248)
Income tax provision		-
Net loss	$(2,256,142)	$(1,101,248)

Net loss per common share – basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	86,876,957	55,059,804

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)

Net loss	$(2,256,142)	$(1,101,248)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation expense	1,842	1,300
Debt discount amortization	562,923	-
Imputed interest	12,125	10,350
Stock based compensation	436,406	346,071
Changes in operating assets and liabilities:
Accounts receivable	706	17,692
Prepaid expenses	24,762	(27,013)
Accounts payable	88,123	(17,925)
Accounts payable – related parties	428,407	(765)
Accrued expenses	7,331	(20,000)
Deferred revenue	-	155,613
Domain marketing development obligation	46,963	-
Digital currencies	(15,882)	-
Net cash used in operating activities	(662,436)	(635,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of digital currencies	98,656	-
Cash paid for equipment	-	(26,423)
Net cash used in investing activities	98,656	(26,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	566,950	162,500
Payments on promissory note	(40,000)	-
Net cash provided by financing activities	526,950	162,500

Foreign currency translation adjustment	(1,376)	3,528

Net change in cash and cash equivalents	(38,206)	(496,320)
Cash and cash equivalents, beginning of year	58,712	539,243
Cash and cash equivalents, end of year	$20,506	$42,923

Non-Cash Transactions:
Issuance of common stock for stock payable	$1,828,200	$1,506,250
Conversion of debt to common stock	$1,067,528	-
Stock issued for digital currencies	$1,659,000	-
Loss on digital currencies	$196,070	-
Stock cancelled for sale of prepaid domains	$3,000	-
Finders fee for stock issued	$1,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended May 31, 2018 and 2017

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period. This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2018.

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 28, 2019 and we refer to it as “fiscal 2019”. Last year, our fiscal year ended on February 28, 2018 and we refer to this year as “fiscal 2018”.

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

At May 31, 2018, the Company had an accumulated deficit of $51,142,038. The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2019. In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

Accounts Receivable

Accounts receivable arise from the software licensing of our Rezserve subsidiary. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of May 31, 2018 and February 28, 2018 of $5,389 and $5,456, respectively.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended May 31, 2018 and the twelve months ended February 28, 2018.

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

As of May 31, 2018 and February 28, 2018, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during the first quarter of fiscal 2019 or the fiscal year 2018.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of May 31, 2018 and February 28, 2018, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At May 31, 2018 and February 28, 2018, the Company did not have any deposit accounts in excess of federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are currently capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names is capitalized. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $1,842 and $1,300 of depreciation expense for first quarters of fiscal years 2019 and 2018, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2018 or February 28, 2018. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, ”Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements upon adoption.

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

At May 31, 2018, the Company had an accumulated deficit of $51,142,038. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2018. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	May 31,	February 28,
	2018	2018
Office equipment and furniture	42,745	43,088
Less accumulated depreciation	(22,272)	(20,655)
Property and equipment, net	20,473	22,433

Depreciation expense for the first quarter of fiscal years 2019 and 2018 was $1,842 and $1,300, respectively.

Note 5. Prepaid Domain Names

During the first quarters of fiscal years 2018 and 2017, the Company incurred $19,001 and $81,702, respectively, of annual domain name renewal fees, specifically related to .CITY registrations. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-line basis. During the first quarters of fiscal years 2019 and 2018, the Company recognized $54,574 and $59,053 of expense as cost of revenues related to this amortization. As of May 31, 2018, and February 28, 2018, the Company has $42,451 and $77,977, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 9 for information on Related Party activity within Prepaid Domain Names.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 had been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at May 31, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company is in the process of filing an appeal. See Note 16 for additional information about transactions between the Company and its former officer.

Deferred Revenue

During fiscal 2017, the Company signed three customer agreements to perform digital support and construction services for three third party companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers’ full expectations. As the services requested by the customers have not yet been completed, the total of $170,000 has been recorded as deferred revenue as of February 28, 2018 and May 31, 2018.

Domain Marketing Development Obligation

During fiscal 2018, the Company signed top-level domain marketing development fund agreements with owners of 13 top level domains whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of May 31, 2018 and February 28, 2018, the Company has collected $46,963 and $930,556 in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $192,869 and $145,906 has been recorded as domain marketing development obligation as of May 31, 2018, and February 28, 2018, respectively.

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2019 Stock Transactions

During the first quarter of fiscal 2019, the Company issued 26,774,352 shares of stock to various investors for stock payable of $1,828,200, cash of $566,950 and digital currencies of $1,659.000.

During the first quarter of fiscal 2019, the Company issued 3,322,372 shares to consultants and employees for services provided to the Company. During the first quarter of fiscal 2019, $436,406 was expensed related to these shares.

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,027.40, to 5,380,274 shares of its common stock, fully extinguishing this note. The issuance had no gain or less as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $150,000 convertible note with Darvin Habben, Chairman, to 1,5000,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or less as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $100,000 promissory note with Derek Schumann, Director, to 1,000,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or less as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $100,000 promissory note with Greg Foss, Director, to 1,000,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or less as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $100,000 promissory note with Donovan, to 1,000,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or less as the value of the shares issued equalled the debt converted.

On May 16, 2018, PowerUp Lending Group Ltd. converted $75,000 of the principal amount, plus $4,500 in accrued and unpaid interest, of the October 30, 2017 note into 1,277,498 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion within the terms of the note.

During the first quarter of fiscal 2019, the Company sold 2 domains valued at $3,000 to one of the Company’s shareholders in exchange for 15,000 shares, which were returned to treasury.

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

As of May 31, 2018, the Company had 9,044,740 warrants outstanding with an average exercise price of $0.13. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of May 31, 2018 of 5.92 years.

The Company did not issue any warrants during the first quarter of fiscal 2019.

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

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	July 20,	July 27,	February 6,	February 15,	February 16,
	2017	2017	2018	2018	2018
Weighted-average volatility	263%	263%	157%	153%	158%
Expected dividends	None	None	None	None	None
Expected term (in years)	10.00	10.00	1.00	1.00	1.00
Weighted-average risk-free interest rate	1.17%	1.16%	2.00%	1.99%	2.00%
Weighted-average fair value of warrants granted	$0.20	$0.27	$0.15	$0.14	$0.17

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2018 and 2017:

Number of Warrants
Outstanding - February 28, 2017	4,480,000
Granted	6,944,740
Canceled or expired	(2,430,000)
Outstanding - February 28, 2018	9,044,740

Granted	-
Canceled or expired	-
Outstanding - May 31, 2018	9,044,740
Exercisable at May 31, 2018	9,044,740

The following table summarizes information about stock warrants outstanding as of May 31, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	7,394,740	5.67	$0.10	7,394,740	$0.10
$0.15	300,000	6.85	$0.15	300,000	$0.15
$0.25	850,000	6.93	$0.25	850,000	$0.25
$0.30	500,000	7.28	$0.30	500,000	$0.30
$0.10 - $0.30	9,044,740	5.92	$0.13	9,044,740	$0.13

The Company recorded stock-based compensation expense of $0 and $0 for all outstanding stock warrants for fiscal quarters 2019 and 2018, respectively. This expense is included in stock-based compensation expense.

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

The Company did not issue any stock options during the first quarter of fiscal 2019.

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

The Company recorded stock-based compensation expense of $0 and $164,742 for all outstanding options for fiscal quarter 2019 and fiscal year 2018, respectively. This expense is included in stock-based compensation.

The following table summarizes information about the Company’s stock options as of May 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2017	6,692,310	$0.16
Granted	1,035,159	$0.10
Canceled or expired	(1,492,310)	$0.14
Outstanding - February 28, 2018	6,235,159	$0.16
Granted	-	-
Canceled or expired	-	-
Outstanding - May 31, 2018	6,235,159	$0.16
Exercisable at May 31, 2018	6,235,159	$0.16

The following table summarizes information about stock options outstanding as of May 31, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	4,885,159	5.62	$0.10	4,885,159	$0.10
$0.15	200,000	7.52	$0.15	200,000	$0.15
$0.30	700,000	7.17	$0.30	700,000	$0.30
$0.54	375,000	5.68	$0.54	375,000	$0.54
$1.00	75,000	3.36	$1.00	75,000	$1.00
$0.10 - $1.00	6,235,159	5.83	$0.16	6,235,159	$0.16

Note 9. Related Party Transactions

Accounts Payable – Related Parties

The Company owes $7,625 and $9,847 due to advances made to an employee which is included within accounts payable – related parties as of May 31, 2018 and February 28, 2018, respectively.

As of May 31, 2018 and February 28, 2018, the Company owes $748,907 and $450,500, respectively, to Epik Holdings Inc. related to annual domain name renewal fees to satisfy Domain marketing development obligations.

Prepaid Domain Names

During the fiscal quarter 2019 and fiscal year 2018, the Company incurred $260,907 and $214,304, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, then uses those funds to directly to pay Verisign and ICANN companies for the annual domain renewal costs. The costs paid to Epik are at terms similar or better than what Epik charges its other clients.

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $70,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At May 31, 2018, the Company owes $120,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018, and imputed interest of $3,500 in the first quarter of fiscal 2019.

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

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,027.40, to 5,380,274 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $191,507 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Derek Schumann, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Greg Foss, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $150,000 promissory note with Carvin Habben, Chairman, to 1,500,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $105,616 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $2,875 during the quarter ended May 31, 2018.

Sales of Common Stock

During the first quarter of fiscal 2019, the Company sold an aggregate of 2,950,000 shares to five of the Company’s board members at the price of $295,000.

During fiscal 2018, the Company sold an aggregate of 2,100,000 shares to two of the Company’s board members at the price of $250,000.

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

CEO Employment Agreement Share Issuance

The Company expensed $60,000 in annual salary and $253,926 in stock-based compensation in the first quarter of fiscal 2019, and $240,000 in annual salary and $1,026,710 in stock-based compensation in fiscal 2018, related to the employment agreement with Robert Monster, CEO.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $17,132,786 as of May 31, 2018 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at May 31, 2018 and February 28, 2018:

	May 31, 2018	February 28, 2018
Net tax loss carry-forwards	$17,132,786	$15,888,098
Statutory rate	21%	21%
Expected tax recovery	3,597,885	3,336,501
Change in valuation allowance	(3,597,885)	(3,336,501)
Income tax provision	$	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$3,597,885	$3,336,501
Less: valuation allowance	(3,597,885)	(3,336,501)
Net deferred tax asset	$-	$-

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at May 31, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company is in the process of filing an appeal. The Company is in the process of filing an appeal. See Note 16 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of February 28, 2018, we have one outstanding operating lease. The lease is for 700 square feet of office space in Vancouver, British Columbia for our Rezserve subsidiary. The lease is month-to-month with either party able to terminate the lease with 30 days of notice. Gross rent is approximately $2,600 per month.

Note 12. Common Stock Subscriptions Receivable

From time to time, the Company has had various stock subscription agreements outstanding all of which were due from a related party. As of May 31, 2018, the company does not have any stock subscription agreements outstanding.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the first quarter of fiscal years 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(2,256,142)	$(1,101,248)
Weighted average number of common shares outstanding	86,876,957	55,059,804
Basic net loss per share	$(0.03)	$(0.02)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(2,256,142)	$(1,101,248)
Weighted average number of common shares outstanding	86,876,957	55,059,804
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	86,876,957	55,059,804
Diluted net loss per share	$(0.03)	$(0.02)

_________

(1)

At May 31, 2018 and May 31, 2017, there were 6,235,159 and 2,392,310, respectively, of stock options equivalent to common shares outstanding. The stock options are anti-dilutive at May 31, 2018 and May 31, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At May 31, 2018 and May 31, 2017, there were outstanding warrants equivalent to 9,044,740 and 4,660,000 common shares, respectively. The warrants are anti-dilutive at May 31, 2018 and May 31, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

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

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2017 is as follows:

Combined Pro Forma:
For Fiscal Quarter
2018
Revenues	$111,300

Cost of revenues	120,448

Gross profit (loss)	(9,148)

Operating expenses:
Selling, general and administrative expenses	1,082,168

Loss from operations	(1,092,624)

Other income (expense)	9,724

Net loss	$(1,101,348)

Weighted average number of common shares
Outstanding – basic and fully diluted	55,059,804

Net loss per share – basic and fully diluted	$(0.02)

Note 15. Debt

Convertible Note Payable - Related Party

Clint Skidmore - Note

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $70,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At May 31, 2018, the Company owes $120,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018, and imputed interest of $3,500 in the first quarter of fiscal 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Darvin Habben - Note

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

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,027.40, to 5,380,274 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $191,507 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception.

Promissory Note Payable - Related Party

Derek Schumann - Note

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

On May 9, 2018, the Company converted the $100,000 promissory note with Derek Schumann, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

Greg Foss - Note

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

On May 9, 2018, the Company converted the $100,000 promissory note with Greg Foss, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

Darvin Habben - Note

On July 27, 2017, the Company signed a promissory note of $150,000 with Darvin Habben, Chairman. This interest free note is due and payable within one year and bears no interest. The Company issued 1,000,000 warrants to Darvin Habben in connection with this note, with an exercise price of $0.10, and expiry date of July 27, 2027. The Company recorded a warrant discount equal to $150,000 due to this warrant feature. The note had imputed interest of $8,877 as of February 28, 2018. The warrant discount had a balance at February 28, 2018 of $105,616. The Company recorded warrant discount amortization expense of $44,384 during the year ended February 28, 2018.

On May 9, 2018, the Company converted the $150,000 promissory note with Carvin Habben, Chairman, to 1,500,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $105,616 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $2,875 during the quarter ended May 31, 2018.

Convertible Note Payable - Third Party

PowerUp Lending - Note 1

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

On May 3, 2018, PowerUp Lending Group Ltd. converted $12,000 of the principal amount of the October 30, 2017 note into 170,940 shares of the Company’s common stock, leaving a principal balance due of $63,000.

On May 7, 2018, PowerUp Lending Group Ltd. converted $13,000 of the principal amount of the October 30, 2017 note into 213,115 shares of the Company’s common stock, leaving a principal balance due of $50,000.

On May 10, 2018, PowerUp Lending Group Ltd. converted $15,000 of the principal amount of the October 30, 2017 note into 245,902 shares of the Company’s common stock, leaving a principal balance due of $35,000.

On May 15, 2018, PowerUp Lending Group Ltd. converted $20,000 of the principal amount of the October 30, 2017 note into 327,869 shares of the Company’s common stock, leaving a principal balance due of $15,000.

On May 16, 2018, PowerUp Lending Group Ltd. converted $15,000 of the principal amount, plus $4,500 in accrued and unpaid interest, of the October 30, 2017 note into 319,672 shares of the Company’s common stock, fully extinguishing this note.

The Company recorded debt discount amortization expenses of $32,055 related to this note during the first quarter of fiscal 2019.

PowerUp Lending - Note 2

On November 30, 2017, the Company issued a convertible note to PowerUp Lending Group Ltd. for $58,000 of cash consideration. The note bears interest at 12%, matures on November 30, 2018, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $38,164 due to this conversion feature. The note had accrued interest of $3,456 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $19,213. The Company recorded debt discount amortization expense of $9,541 during the quarter ended May 31, 2018. The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00009.

PowerUp Lending - Note 3

On January 18, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $53,000 of cash consideration. The note bears interest at 12%, matures on January 18, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $33,164 due to this conversion feature. The note had accrued interest of $2,304 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $21,608. The Company recorded debt discount amortization expense of $8,471 during the quarter ended May 31, 2018 The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the conversion price floor and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares and a conversion floor of $0.00009.

Crown Bridge - Note 1

On January 30, 2018, the Company issued a convertible note to Crown Bridge Partners, LLC. for $55,000 of cash consideration. The note bears interest at 10%, matures on January 30, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $33,246 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $1,812 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $24,305. The Company recorded debt discount amortization expense of $9,062 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Donovan Olson, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at May 31, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company is in the process of filing an appeal.

Note 17. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at May 31, 2018 and February 28, 2018 was $0. During the fiscal 2018, the Company made an acquisition which resulted in $549,667 of goodwill being recorded and subsequently impaired.

Intangible assets

The carrying value of intangible assets at May 31, 2018 and February 28, 2018 was $0. During fiscal 2018, the Company acquired $1,237,000 of intangible assets, including $432,000 of code base and databases, $420,000 of platform and code base, $250,000 of app portfolios, and $135,000 of app handles. During fiscal 2018, the Company recorded $64,907 of amortization expense related to intangible assets.

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

Note 18. Digital Currencies

The Company has entered into stock purchase agreements with investors, and has accepted digital currencies as a form of payment from these investors, in exchange for shares of the Company’s common stock.

On May 15, 2018, the Company issued 11,385,590 shares of stock to Catena Fund One, LP for 1,050,000 RHOC (RChain Coins). The market price of RHOC on May 15, 2018 was $1.58 per RHOC, resulting in a value of $1,659,000.

On May 16, 2018, the Company sold 63,291.13924 RHOCs at $1.56 for $100,000, resulting in a loss on exchange of $1,282.

On May 31, 2018, market price of RHOC was $1.38, resulting in an unrealized loss on exchange of $196,070, which is represented as Accumulated Other Comprehensive Income in the equity section of the balance sheet.

Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of May 31, 2018, the Company held the equivalent of $1,380,156 in digital currencies.

Note 19. Subsequent Events

In June 2018, PowerUp Lending Group converted $50,000 of the principal amount of the November 30, 2017 note into 763,001 shares of the Company’s common stock, leaving a principal balance due of $8,000.

In July 2018, the Company issued 90,000 shares of its common stock to a contractor, with a value of $7,920.

There were no additional significant subsequent events through July 16, 2018, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of May 31, 2018 and its results of operations of the Company for the three months ended May 31, 2018 and 2017, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2018, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 28, 2019 and we refer to it as “fiscal 2019”. Last year, our fiscal year ended on February 28, 2018 and we refer to this year as “fiscal 2018”.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2018 AND 2017

During first quarter of fiscal 2019, the Company recorded revenues of $86,218 and cost of revenues of $525,328 for a gross loss of $439,110 compared to revenues of $80,271 and cost of revenues of $98,608 for a gross loss of $18,337 during the first quarter of fiscal 2018. For the first quarter of fiscal 2019 and 2018, revenues mainly consisted of development fees related to our SmartCity platform and activities from our Rezserve and Appointment.com subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $302,989 and $48,531, development expense of $221,209 and $50,077, and merchant processing fees of $746 and $2,162, for the fiscal first quarters 2019 and 2018, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $1,223,618 in the first quarter of fiscal 2019 compared to $1,073,187 in the first quarter of fiscal 2018, an increase of $150,431. A portion of this increase was non-cash related. Our stock-based compensation expense was $436,406 for the first quarter of fiscal 2019 as compared to $346,701 for fiscal 2018, an increase of $90,335. In addition to the non-cash item, our increase in selling, general and administrative expenses was due to an increase in contractor expense of $151,028, an increase of $35,460 in hosting and server expenses, and an increase of $69,953 in accounting and advisory fees.

The Company’s overall net loss for the current first quarter increased by $1,154,894 to $2,256,142. The increase was mainly due to an increase in stock compensation expense, an increase in debt and warrant discount amortization, an increase in prepaid annual domain name renewal fees, and the increase in general and administrative items as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at May 31, 2018 was $20,506, a decrease of $38,206 from $58,712 at February 28, 2018. During the first quarter of fiscal 2019, net cash used in operating activities was $662,436 compared to cash used of $635,925 for the first quarter of fiscal 2018. When comparing the two periods, the increase in cash used in operating activities of $26,511 for the first quarter of fiscal 2019 is primarily due to an increase of cash operating expenses.

Net cash received used in investing activities was $98,656 for the first quarter of fiscal 2019, compared to net cash used of $26,423 for the first quarter of fiscal 2018. In the first quarter of fiscal 2019, the Company received cash from the sale of certain digital currencies.

Net cash provided by financing activities for the first quarter of fiscal 2019 was $526,950, compared to $162,500 in the first quarter of fiscal 2018, which consisted mainly of proceeds from the sale of common stock.

Monthly cash operating expenses for the first quarter of fiscal 2019, were approximately $325,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $375,000 per month, which includes the monthly cost for the renewal of the existing domain names. In the period from June 1, 2018 through July 16, 2018, the Company did not enter into stock purchase agreements of restricted common shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has entered into stock purchase agreements with investors, and has accepted digital currencies as a form of payment from these investors, in exchange for shares of the Company’s common stock. Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of May 31, 2018, the Company held the equivalent of $1,380,156 in digital currencies.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of May 31, 2018, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of May 31, 2018 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of May 31, 2018, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Controls over Financial Reporting

Management continues to evaluate the Company’s internal controls over financial reporting to ensure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2018. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 28, 2018. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2019, the Company entered into stock purchase agreements for total cash proceeds of $566,950, and digital currency proceeds of $1,659,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2018, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

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

DigitalTown, Inc.

Dated: July 19, 2018	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: July 19, 2018	By: /s/ Robert W. Monster
Robert W. Monster
Chief Executive Officer and Director
(Principal Executive Officer and Principal Financial Officer)

