Form 10-Q
period 2018-08-31
DigitalTown, Inc.
filed 2018-10-15
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2018

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

Title of Each Class

Common Stock

Par Value $0.01 per share

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer, large accelerated filer, and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Non-Accelerated Filer	☐
Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

There were 126,978,714 shares of the registrant’s common stock outstanding as of October 15, 2018.

2

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$31,942	$58,712
Accounts receivable, net	5,981	12,089
Short term investment	10,000	10,000
Prepaid domain name renewal fees	33,243	77,977
Prepaid expenses	6,160	3,103
Total current assets	87,326	161,881
Property and equipment, net	20,890	22,433
Total assets	$108,216	$184,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$408,713	$214,700
Accounts payable – related parties	798,670	458,125
Deferred revenue	170,000	170,000
Domain marketing development obligation	168,174	145,906
Interest payable	2,617	34,783
Accrued expenses	612,066	552,976
Notes payable - related parties	-	105,479
Notes payable - third parties, net	-	30,548
Convertible notes payable - related parties	110,000	468,493
Convertible notes payable - third parties, net	46,472	118,655
Total current liabilities	2,316,712	2,299,665

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 126,978,714 and 84,509,824 shares issued and outstanding at August 31, 2018 and February 28, 2018, respectively	1,269,787	845,098
Additional paid-in-capital	49,886,113	43,698,746
Stock payable	506,276	2,221,603
Subscriptions receivable
Accumulated other comprehensive income	3,882	5,098
Accumulated deficit	(53,874,554)	(48,885,896)
Total stockholders’ equity (deficit)	(2,208,496)	(2,115,351)
Total liabilities and stockholders’ equity (deficit)	$108,216	$184,314

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended August 31		Six Months Ended August 31
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	98,547	$93,906	$184,765	$174,177
Cost of revenues	213,519	89,385	738,847	187,993
Gross profit (loss)	(114,972)	4,521	(554,082)	(13,816)

Operating expenses:
Selling, general and administrative expenses	1,563,285	2,163,757	2,786,903	3,236,944

Loss from operations	(1,678,257)	(2,159,236)	(3,340,985)	(3,250,760)

Other income (expense):
Interest expense	80,405	83,525	673,819	93,249
Loss on debt settlement	48,037	-	48,037	-
Cryptocurrency losses	925,817	-	925,817	-
Total other income (expense)	1,054,259	83,525	1,647,673	93,249

Loss before income taxes	(2,732,516)	(2,242,761)	(4,988,658)	(3,344,009)
Income tax provision		-		-
Net loss	$(2,732,516)	$(2,242,761)	$(4,988,658)	$(3,344,009)

Net loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.06)

Weighted average common shares outstanding – basic and diluted	126,564,143	57,856,000	106,720,550	56,457,902

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)

Net loss	$(4,988,658)	$(3,344,009)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on debt settlement	48,037	-
Loss on cryptocurrency sales	925,817	-
Depreciation and amortization	3,885	2,089
Debt discount amortization	652,540	71,199
Imputed interest	14,625	25,591
Stock based compensation	1,118,367	794,112
Compensation related to Comencia acquisition	-	790,059
Changes in operating assets and liabilities:
Accounts receivable	6,108	2,373
Prepaid expenses	38,677	(204,624)
Accounts payable	204,764	(12,841)
Accounts payable – related parties	340,545	(765)
Accrued expenses	95,199	309,644
Net cash used in operating activities	(1,540,094)	(1,567,172)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	-	(26,158)
Cash received from cryptocurrency sales	718,181	-
Cash received from Comencia acquisition	-	11,989
Net cash used in investing activities	718,181	(14,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	827,396	175,000
Borrowings from convertible debt	175,000	500,000
Borrowing on promissory notes	-	450,000
Payments on convertible debt	(206,037)	-
Net cash provided by financing activities	796,359	1,125,000

Foreign currency translation adjustment	(1,216)	19,037

Net change in cash and cash equivalents	(26,770)	(437,304)
Cash and cash equivalents, beginning of year	58,712	539,243
Cash and cash equivalents, end of period	31,942	101,939

Non-Cash Transactions:
Issuance of common stock for stock payable	$1,828,200	$1,548,046
Acquisition of Comencia with shares of common stock	-	40,059
Discount from warrants issued with debt	-	450,000
Beneficial conversion feature	143,325	300,000
Stock retired for domain purchase	3,000	-
Stock issued for debt conversions	1,129,007	-
Cryptocurrency issued for AP settlement	15,080	-
Stock issued for debt discount	8,010	-
Stock issued for finder’s fee	1,000	-
Stock issued for cryptocurrency	1,659,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended August 31, 2018 and 2017

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("U.S.") ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period. This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended February 28, 2018.

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 28, 2019 and we refer to it as “fiscal 2019”. Last year, our fiscal year ended on February 28, 2018 and we refer to this year as “fiscal 2018”.

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names. On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to build a Platform as a Service (PaaS) that places people at the heart of Smart Cities. DigitalTown leverages Blockchain to harness the real power of a secure distributed internet in order to deliver a localized commerce platform capable of transacting in a multi-currency world. The Company’s headquarters are located in Bellevue, WA. The Company’s common stock is traded on the OTC Markets under the ticker symbol of DGTW.

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

At August 31, 2018, the Company had an accumulated deficit of $53,874,554. The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2019. In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

Accounts Receivable

Accounts receivable arise from the software licensing of our Rezserve subsidiary. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of August 31, 2018 and February 28, 2018 of $5,343 and $5,456, respectively.

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

Revenue Recognition

Effective March 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended August 31, 2018 and the twelve months ended February 28, 2018.

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

As of August 31, 2018 and February 28, 2018, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of August 31, 2018 and February 28, 2018, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At August 31, 2018 and February 28, 2018, the Company did not have any deposit accounts in excess of federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are currently capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names is capitalized. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $3,885 and $2,086 of depreciation expense for the first six months of fiscal years 2019 and 2018, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2018 or February 28, 2018. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

At August 31, 2018, the Company had an accumulated deficit of $53,874,554. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2018. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	August 31,	February 28,
	2018	2018
Office equipment and furniture	$45,044	$43,088
Less accumulated depreciation	(24,154)	(20,655)
Property and equipment, net	$20,890	$22,433

Depreciation expense for the first six months of fiscal years 2019 and 2018 was $3,885 and $2,086, respectively.

Note 5. Prepaid Domain Names

During the first six months of fiscal years 2019 and 2018, the Company incurred $30,656 and $19,001, respectively, of annual domain name renewal fees, specifically related to .CITY registrations. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-line basis. During the first six months of fiscal years 2019 and 2018, the Company recognized $45,676 and $74,938 of expense as cost of revenues related to this amortization. As of August 31, 2018, and February 28, 2018, the Company has $33,243 and $77,977, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 9 for information on Related Party activity within Prepaid Domain Names.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 had been accrued as payable to Mr. Pomije. During the quarter ending August 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at August 31, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company has filed an appeal. See Note 16 for additional information about transactions between the Company and its former officer.

During the second quarter of fiscal 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at August 31, 2018, $70,000 has been accrued as payable to Robert Monster.

Deferred Revenue

During fiscal 2017, the Company signed three customer agreements to perform digital support and construction services for three third party companies. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations. As the services requested by the customers have not yet been completed, the total of $170,000 has been recorded as deferred revenue as of February 28, 2018 and August 31, 2018.

Domain Marketing Development Obligation

During fiscal 2018, the Company signed top-level domain marketing development fund agreements with owners of 13 top level domains whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of August 31, 2018 and February 28, 2018, the Company has collected $101,600 and $930,556 in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $168,174 and $145,906 has been recorded as domain marketing development obligation as of August 31, 2018, and February 28, 2018, respectively.

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2019 Stock Transactions

During the first six months of fiscal 2019, the Company issued 26,774,352 shares of stock to various investors for stock payable of $22,488, cash of $827,396 and digital currencies of $1,659,000.

During the first six months of fiscal 2019, the Company issued 3,322,372 shares to consultants and employees for services provided to the Company. During the first six months of fiscal 2019, $682,234 was expensed related to these shares.

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,028, to 5,380,274 shares of its common stock, fully extinguishing this note. The issuance had no gain or loss as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $150,000 convertible note with Darvin Habben, Chairman, to 1,500,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or loss as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $100,000 promissory note with Derek Schumann, Director, to 1,000,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or loss as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $100,000 promissory note with Greg Foss, Director, to 1,000,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or loss as the value of the shares issued equalled the debt converted.

On May 9, 2018, the Company converted the $100,000 promissory note with Donovan, to 1,000,000 shares of its common stock, fully extinguishing this note. The issuance had no gain or loss as the value of the shares issued equalled the debt converted.

During May 2018, PowerUp Lending Group Ltd. converted $75,000 of the principal amount, plus $4,500 in accrued and unpaid interest, of the October 30, 2017 note into 1,277,498 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion within the terms of the note.

During the first quarter of fiscal 2019, the Company sold 2 domains valued at $3,000 to one of the Company’s shareholders in exchange for 15,000 shares, which were returned to treasury.

During June and July 2018, PowerUp Lending Group Ltd. converted $58,000 of the principal amount, plus $3,480 in accrued and unpaid interest, of the November 30, 2017 note into 1,139,394 shares of the Company's common stock, fully extinguishing this note. There was no gain or loss due to the conversion within the terms of the note.

On July 10, 2018, the Company issued 90,000 shares of its common stock, valued at $8,010 based on the closing market price on the date of the note agreement, to FirstFire Global Opportunities Fund LLC as consideration for improved terms and conditions on their July 10, 2018 convertible note. The Company recorded a beneficial conversion feature of $143,325 with this note. See Note 15 for more information related to the convertible note.

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

As of August 31, 2018, the Company had 9,044,740 warrants outstanding with an average exercise price of $0.13. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of August 31, 2018 of 5.67 years.

The Company did not issue any warrants during the first six months of fiscal 2019.

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

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	July 20,	July 27,	February 6,	February 15,	February 16,
	2017	2017	2018	2018	2018
Weighted-average volatility	263%	263%	157%	153%	158%
Expected dividends	None	None	None	None	None
Expected term (in years)	10.00	10.00	1.00	1.00	1.00
Weighted-average risk-free interest rate	1.17%	1.16%	2.00%	1.99%	2.00%
Weighted-average fair value of warrants granted	$0.20	$0.27	$0.15	$0.14	$0.17

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2019 and 2018:

Number of Warrants
Outstanding - February 28, 2017	4,480,000
Granted	6,944,740
Canceled or expired	(2,430,000)
Outstanding - February 28, 2018	9,044,740
Granted	-
Canceled or expired	-
Outstanding - August 31, 2018	9,044,740
Exercisable at August 31, 2018	9,044,740

The following table summarizes information about stock warrants outstanding as of August 31, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	7,394,740	5.42	$0.10	7,394,740	$0.10
$0.15	300,000	6.59	$0.15	300,000	$0.15
$0.25	850,000	6.68	$0.25	850,000	$0.25
$0.30	500,000	7.03	$0.30	500,000	$0.30
$0.10 - $0.30	9,044,740	5.67	$0.13	9,044,740	$0.13

The Company recorded stock-based compensation expense of $0 and $0 for all outstanding stock warrants for the first six months of fiscals 2019 and 2018, respectively.

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

On June 1, 2018, the Company issued 3,555,212 stock options with a fair value of $436,131 to one employee to purchase shares of the Company’s common stock at a price of $0.10. 3,000,000 options vest immediately and are exercisable for five years. 555,212 options vest over 12 months, and are exercisable for five years.

During the first quarter of fiscal 2018, the Company issued an aggregate of 1,035,159 stock options with a fair value of $151,627 to 1 officer, 6 employees and 2 contractors to purchase shares of the Company’s common stock at prices of $0.10. All options vested immediately and are exercisable for one year.

During fiscal 2018, 1,292,310 of previously issued stock options to 1 officer expired, and 200,000 stock options previously issued to another officer were exercised for $20,000 cash.

The Company utilized the following key assumptions in computing the fair value of the options using the Black-Scholes pricing model:

	February 16,	June 1	June 1
	2018	2018	2018
Weighted-average volatility	153%	223%	223%
Expected dividends	None	None	None
Expected term (in years)	1.00	2.50	3.00
Weighted-average risk-free interest rate	2.00%	2.61%	2.61%

The Company recorded stock-based compensation expense of $436,131 and $164,742 for all outstanding options for the first six months of fiscals 2019 and 2018, respectively. This expense is included in stock-based compensation.

The following table summarizes information about the Company’s stock options as of August 31, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2017	6,692,310	$0.16
Granted	1,035,159	$0.10
Canceled or expired	(1,492,310)	$0.14
Outstanding - February 28, 2018	6,235,159	$0.16
Granted	3,555,212	$0.10
Canceled or expired	-	-
Outstanding - August 31, 2018	9,790,371	$0.14
Exercisable at August 31, 2018	9,790,371	$0.14

The following table summarizes information about stock options outstanding as of August 31, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	8,440,371	4.85	$0.10	8,440,371	$0.10
$0.15	200,000	7.27	$0.15	200,000	$0.15
$0.30	700,000	6.92	$0.30	700,000	$0.30
$0.54	375,000	5.43	$0.54	375,000	$0.54
$1.00	75,000	3.11	$1.00	75,000	$1.00
$0.10 - $1.00	9,790,371	5.05	$0.14	9,790,371	$0.14

Note 9. Related Party Transactions

Accounts Payable – Related Parties

The Company owes $7,625 due to advances made to an employee which is included within accounts payable – related parties as of February 28, 2018.

As of August 31, 2018 and February 28, 2018, the Company owes $798,670 and $450,500, respectively, to Epik Holdings Inc. related to annual domain name renewal fees to satisfy Domain marketing development obligations. Epik Holdings Inc. is a company controller by Robert Monster, the Company’s Chief Executive Officer.

Prepaid Domain Names

During the first six months of fiscal 2019 and fiscal year 2018, the Company incurred $315,545 and $260,907, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company’s Chief Executive Officer. Epik, then uses those funds to directly to pay Verisign and ICANN companies for the annual domain renewal costs. The costs paid to Epik are at terms similar or better than what Epik charges its other clients.

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At August 31, 2018, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018, and imputed interest of $5,500 in the first two quarters of fiscal 2019.

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

On May 9, 2018, the Company converted the $150,000 promissory note with Darvin Habben, Chairman, to 1,500,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $105,616 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $2,875 during the quarter ended May 31, 2018.

Sales of Common Stock

During the first six months of fiscal 2019, the Company sold an aggregate of 5,050,000 shares to five of the Company’s board members at the price of $545,000.

Cryptocurrency Sales - Related Parties

On May 16, 2018, the Company sold 63,291.13924 RHOCs at $1.56 for $100,000 to Greg Foss, resulting in a loss on exchange of $1,282.

On May 18, 2018, the Company sold 63,291.13924 RHOCs at $1.58 for $100,000 to Darvin Habben, resulting in no gain or loss on exchange.

Employment Agreements

During fiscal 2018, the Company signed employment agreements with three members of senior management, all of which are still active. All employment agreements were for a period of approximately 6 to 24 months.

During fiscal 2019, the Company signed employment agreements with two member of senior management, both of which are still active. All employment agreements were for a period of approximately 12 to 24 months.

Directors and Officers

In December 2017, all non-executive directors received a stock grant of 600,000 shares. Mr. Parsons and Mr. Mills received an additional 200,000 shares each, as recognition for completing tasks outside their director responsibilities. This resulted in a stock-based compensation expense of $956,800 in fiscal 2018.

On June 1, 2018, the Company issued 3,555,212 stock options with a fair value of $436,131 to one employee, whom was also a director, to purchase shares of the Company’s common stock at a price of $0.10. 3,000,000 options vest immediately and are exercisable for five years. 555,212 options vest over 12 months, and are exercisable for five years.

CEO Employment Agreement Share Issuance

The Company expensed $120,000 in annual salary and $365,838 in stock-based compensation in the first six months of fiscal 2019, and $240,000 in annual salary and $1,026,710 in stock-based compensation in fiscal 2018, related to the employment agreement with Robert Monster, CEO.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. The Company has filed an appeal. See Note 15 for additional information about transactions between the Company and its former officer.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at August 31, 2018, $70,000 has been accrued as payable to Robert Monster.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $19,091,224 as of August 31, 2018 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at August 31, 2018 and February 28, 2018:

	August 31, 2018		February 28, 2018
Net tax loss carry-forwards		$19,091,224	$15,888,098
Statutory rate		21%	21%
Expected tax recovery		4,009,157	3,336,501
Change in valuation allowance		(4,009,157)	(3,336,501)
Income tax provision	$		$-

Components of deferred tax asset:
Non capital tax loss carry forwards		$4,009,157	$3,336,501
Less: valuation allowance		(4,009,157)	(3,336,501)
Net deferred tax asset		$-	$-

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at August 31, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company has filed an appeal. See Note 16 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of August 31, 2018, we have one outstanding operating lease. The lease is for 700 square feet of office space in Vancouver, British Columbia for our Rezserve subsidiary. The lease is month-to-month with either party able to terminate the lease with 30 days of notice. Gross rent is approximately $1,160 per month.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the second quarter of fiscal years 2019 and 2018:

	August 31, 2018	August 31, 2017
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(4,988,658)	$(3,344,009)
Weighted average number of common shares outstanding	106,720,550	56,457,902
Basic net loss per share	$(0.05)	$(0.06)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	(4,988,658)	$(3,344,009)
Weighted average number of common shares outstanding	106,720,550	56,457,902
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	106,720,550	56,457,902
Diluted net loss per share	$(0.05)	$(0.06)

__________

(1)

At August 31, 2018 and August 31, 2017, there were 9,790,371 and 6,235,159, respectively, of stock options equivalent to common shares outstanding. The stock options are anti-dilutive at August 31, 2018 and August 31, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At August 31, 2018 and August 31, 2017, there were outstanding warrants equivalent to 9,044,740 and 9,044,740 common shares, respectively. The warrants are anti-dilutive at August 31, 2018 and August 31, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

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

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2017 is as follows:

Combined Pro Forma:
For Six Months Ended
August 31, 2017
Revenues	$214,765

Cost of revenues	209,833

Gross profit (loss)	4,932

Operating expenses:
Selling, general and administrative expenses	3,248,228

Loss from operations	(3,243,296)

Other income (expense)	93,249

Net loss	$(3,336,545)

Weighted average number of common shares
Outstanding – basic and fully diluted	56,457,902

Net loss per share – basic and fully diluted	$(0.06)

Note 14. Debt

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At August 31, 2018, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018, and imputed interest of $6,000 in the first two quarters of fiscal 2019.

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

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,028, to 5,380,274 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $191,507 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception.

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

On May 9, 2018, the Company converted the $150,000 promissory note with Darvin Habben, Chairman, to 1,500,000 shares of its common stock at a conversion price of $0.10 per share. The company recorded debt discount amortization expense of $105,616 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $2,875 during the quarter ended May 31, 2018.

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

PowerUp Lending - Note 2

On November 30, 2017, the Company issued a convertible note to PowerUp Lending Group Ltd. for $58,000 of cash consideration. The note bears interest at 12%, matures on November 30, 2018, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $28,754 due to this conversion feature. The note had accrued interest of $3,456 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $19,213. The Company recorded debt discount amortization expense of $9,541 during the quarter ended May 31, 2018. On June 14, 2018, PowerUp Lending Group Ltd. converted $20,000 of the principal amount of the November 30, 2017 note into 309,119 shares of the Company’s common stock, leaving a principal balance due of $38,000.

On June 20, 2018, PowerUp Lending Group Ltd. converted $15,000 of the principal amount of the November 30, 2017 note into 196,592 shares of the Company’s common stock, leaving a principal balance due of $23,000.

On June 29, 2018, PowerUp Lending Group Ltd. converted $15,000 of the principal amount of the November 30, 2017 note into 257,290 shares of the Company’s common stock, leaving a principal balance due of $8,000.

On July 20, 2018, PowerUp Lending Group Ltd. converted $8,000 of the principal amount, plus $3,480 in accrued and unpaid interest, of the November 30, 2017 note into 376,393 shares of the Company’s common stock, fully extinguishing this note.

During the second quarter of fiscal 2019, the Company recorded debt discount amortization expenses of $19,213, representing the debt discount balance, due to the extinguishment of this note.

PowerUp Lending - Note 3

On January 18, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $53,000 of cash consideration. The note bears interest at 12%, matures on January 18, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $33,164 due to this conversion feature. The note had accrued interest of $2,304 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $21,608. The Company recorded debt discount amortization expense of $8,471 during the quarter ended May 31, 2018.

On July 11, 2018, the Company paid $78,323 to PowerUp Lending Group Ltd., representing $53,000 for the principal of the January 18, 2018 note, $3,099 in accrued and unpaid interest, and $22,224 in losses on settlement of debt. The Company recorded debt discount amortization expense of $21,608, representing the debt discount balance, due to the extinguishment of this note.

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

On July 25, 2018, the Company paid $83,312 to Crown Bridge Partners, LLC., representing $55,000 for the principal of the January 30, 2018 note, $2,499 in accrued and unpaid interest, and $25,813 in losses on settlement of debt. The Company recorded debt discount amortization expense of $24,305, representing the debt discount balance, due to the extinguishment of this note.

FirstFire Global Opportunities - Note 1

On July 10, 2018, the Company issued a convertible note and 90,000 shares of its common stock to FirstFire Global Opportunities Fund LLC for $183,750 of cash consideration. The note bears interest at 10%, matures on July 10, 2019, and is convertible after 180 days into common stock at the lower of $0.20 per share or 75% of the lowest closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $143,325 due to a ratchet triggering event also on July 10, 2018, which lowered the conversion price to $0.05 per share. The Company recorded a $8,750 debt discount representing the original issue discount. The Company also recorded a $8,010 debt discount due to the 90,000 shares issued. The note had accrued interest of $2,618 as of August 31, 2018. The debt discount had a balance at August 31, 2018 of $137,278. The Company recorded debt discount amortization expense of $22,807 during the quarter ended August 31, 2018.

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

Note 15. Transactions with Former Officer and Current Shareholder

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at August 31, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company has filed an appeal.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at August 31, 2018, $70,000 has been accrued as payable to Robert Monster.

Note 16. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at August 31, 2018 and February 28, 2018 was $0. During the fiscal 2018, the Company made an acquisition which resulted in $549,667 of goodwill being recorded and subsequently impaired.

Intangible assets

The carrying value of intangible assets at August 31, 2018 and February 28, 2018 was $0. During fiscal 2018, the Company acquired $1,237,000 of intangible assets, including $432,000 of code base and databases, $420,000 of platform and code base, $250,000 of app portfolios, and $135,000 of app handles. During fiscal 2018, the Company recorded $64,907 of amortization expense related to intangible assets.

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

On May 18, 2018, the Company sold 63,291.13924 RHOCs at $1.58 for $100,000, resulting in no gain or loss on exchange.

On June 1, 2018, the Company transferred 200,000 RHOCs at $1.58, with a value of $316,000, as a bonus to an employee as a condition of his employment agreement. There was no gain or loss on exchange related to this transaction.

On June 13, 2018, the Company paid a vendor invoice with a face value of $6,452 with 5,377 RHOCs, resulting in a loss on exchange of $2,043.

On June 18, 2018, the Company paid a vendor invoice with a face value of $5,000 with 4,167 RHOCs, resulting in a loss on exchange of $1,583.

During the second quarter of fiscal 2019, the Company sold the balance of RHOC for cash consideration of $518,181, resulting in a loss on exchange of $570,435.

In August 2018, the Company received 172,413 RHOC (RChain Coins) from Catena Fund One, LP, which were immediately liquidated for cash consideration of $59,237. The Company will issue 1,184,738 shares in exchange for this cash consideration in the subsequent quarter.

Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of August 31, 2018, the Company did not hold any digital currencies.

Note 18. Subsequent Events

On September 12, 2018, the Company received 877,587 RHOC (RChain Coins) from Catena Fund One, LP, which were immediately liquidated for cash consideration of $160,358. The Company will issue 3,207,160 shares in exchange for this cash consideration.

On September 13, 2018, Robert Monster resigned as Chief Operating Officer and Board Director.

On September 14, 2018, George Nagy was appointed as Chief Operating Officer.

On September 18, 2018, the Company filed its Preliminary Prospectus for 20,000,000 shares of its common stock in favor of Triton Funds LLC.

On September 18, 2018, the Company entered into an Advisory Agreement with Great Bear LLC, which calls for the Advisor to assist the Company in locating equity and debt financing, assist in the identification of business opportunities and identifying potential merger and acquisition targets.

On October 5, 2018, the Company called for 1,600,000 registered shares to be issued in favor of Triton Funds LLC, pursuant to the terms and conditions of the Preliminary Prospectus filed on September 18, 2018.

On October 5, 2018, Michael Cartwright resigned as Chief Technology Officer. Mr. Cartwright remains a Technical Advisor on a contract basis.

On October 9 2018, the Company sold its appointment.com division to an arms length third party.

There were no additional significant subsequent events through October 15, 2018, the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of August 31, 2018 and its results of operations of the Company for the three and six months ended August 31, 2018 and 2017, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2018, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

GENERAL

DigitalTown, Inc. (“The Company”, “We”, “Us”, “Our” and “DigitalTown”) operates at the intersection of FinTech, Smart Cities and Blockchain by providing a Platform as a Service (PaaS) that places people at the heart of Smart Cities. DigitalTown leverages Blockchain to harness the real power of a secure distributed internet in order to deliver a localized commerce platform capable of transacting in a multi-currency world.

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 28, 2019 and we refer to it as “fiscal 2019”. Last year, our fiscal year ended on February 28, 2018 and we refer to this year as “fiscal 2018”.

An Overview of DigitalTown

The DigitalTown platform enables local communities to benefit from the digital transformation revolution in three key ways.

First, our platform provides businesses with an opportunity to market themselves affordably and efficiently, locally and globally. We adopt a ‘local first’ approach, meaning local independent business are given preference in search results. Merchants receive a free listing inside the DigitalTown platform. Search will help residents and visitors find the right business based on keywords a business adds to its profile. Local merchants can market to local consumers in a very targeted manner via the DigitalTown App. DigitalTown will provide valuable market data to local merchants enabling them to develop greater customer intimacy. The DigitalTown APIs encourage local innovators to develop solutions that help businesses become more efficient and allow them to compete more effectively in a global marketplace.

Second, the DigitalTown SmartWallet is available to everyone free of charge. The SmartWallet currently supports 16 fiat currencies and will soon support the major Cryptocurrencies Peer-to-peer transactions are free and C2B transactions incur a 1% payment processing fee. The DigitalTown SmartWallet and our Self Sovereign Identity technology can ensure that each user is known and verified, enabling a higher degree of trust to be established within the platform than is possible with traditional user accounts.

Third, the DigitalTown Community Tools provide a decentralized social platform where residents and visitors, or fans of a particular city, can connect, share, create and manage projects and events, start and join discussions, vote on matters of local interest and fundraise. With DigitalTown the good cause retains 100% of the funds raised. Community engagement is rewarded with blockchain-based Community Points, which hold no monetary value, but can be redeemed with participating merchants who in turn can use them to market direct to customers.

The Strategic Importance of Local Online Economic Development

The DigitalTown platform elevates local communities to an advanced state of technical capability. To date, most cities have historically taken a hands-off approach towards the Internet. However, we believe that in the future city management will further consider the Internet as an integral part of their strategic plan for economic growth.

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

Why the DigitalTown Solution Makes Sense

The DigitalTown platform is a cost-effective solution for enabling a community to become a smart community, which we define as connected to shared content and local commerce. A key enabler for this capability is the continued growth of smartphones that are powered by common frameworks, such as Apple iOS and Android. The use of smartphones has enabled individuals to communicate and transact in real-time anywhere they choose using their smartphone, which serves as a proxy for identity, reputation, preferences and method of payment. In effect, the smartphone has become the digital wallet. We believe the opportunity is global and our approach, which supports public-private partnerships, will, in the future, enable accelerated adoption particularly in rural communities where trust of technology is lower, the need is potentially greater, and economic models are at the greatest risk.

Intellectual Property

Software: The Company has developed a proprietary platform for enabling any community to become a smart community, incorporating advanced features for economic development, community engagement and digital inclusion. In addition, the Company has completed acquisitions of 5 software companies: Cloud.Market, Software Masters, Inc, Rezserve Technologies Ltd, Appointment.com, and Comencia, Inc., each of which brought significant intellectual property and is in process of being fully integrated into the DigitalTown platform. The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2018 AND 2017

During second quarter of fiscal 2019, the Company recorded revenues of $98,547 and cost of revenues of $213,519 for a gross loss of $114,972 compared to revenues of $93,906 and cost of revenues of $89,385 for a gross profit of $4,521 during the second quarter of fiscal 2018. For the second quarter of fiscal 2019, revenues mainly consisted of development fees related to our SmartCity platform, and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $0 and $48,531, development expense of $211,608 and $50,077, and merchant processing fees of $1,911 and $1,666, for the fiscal second quarters 2019 and 2018, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $1,563,285 in the second quarter of fiscal 2019 compared to $2,163,757 in the second quarter of fiscal 2018, a decrease of $600,472. Our stock-based compensation expense was $639,496 for the second quarter of fiscal 2019 as compared to $448,041 for fiscal 2018, an increase of $191,455. We incurred a non-cash expense of $790,059 related to an acquisition we completed in July 2017, which reflected the sum of the cost basis of the liabilities assumed and stock value we used to pay for the acquisition. In addition to the net increase of our non-cash items, our decrease in selling, general and administrative expenses was also due to a decrease in employee compensation and benefits of $344,166, a decrease of $60,614 in contractor services, a decrease in legal fees of $40,439, and a decrease in domain name renewal fees of $302,989.

The Company’s overall net loss for the current second quarter of fiscal 2019 increased by $489,755 to $2,732,516, as compared to the second quarter of fiscal 2018. The increase was mainly due to losses on debt settlement of $48,037, losses related to cryptocurrencies of $925,817, offset by the decrease in general and administrative items as detailed above.

SIX MONTHS ENDED AUGUST 31, 2018 AND 2017

During the first six months of fiscal 2019, the Company recorded revenues of $184,765 and cost of revenues of $738,847 for a gross loss of $554,082 compared to revenues of $174,177 and cost of revenues of $187,993 for a gross loss of $13,816 during the first six months of fiscal 2018. For the first six months of fiscal 2019, revenues mainly consisted of development fees related to our SmartCity platform, and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $302,989 and $26,407, development expense of $434,216 and $113,055, and merchant processing fees of $2,657 and $2,371, for the first six months of fiscal years 2019 and 2018, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $2,786,903 in the first six months of fiscal 2019 compared to $3,236,944 in the first six months of fiscal 2018, a decrease of $450,041. Our stock-based compensation expense increased by $412,569 to $1,118,367 for the first six months of fiscal 2019, as compared to $705,798 for the first six months of fiscal 2018. We incurred a non-cash expense of $790,059 related to an acquisition we completed in July 2017, which reflected the sum of the cost basis of the liabilities assumed and stock value we used to pay for the acquisition. In addition to the increase of our non-cash items, our net decrease in selling, general and administrative expenses was due to a decrease in professional fees of $610,556, and a decrease of $114,639 in travel and conference related costs.

The Company’s overall net loss for the first six months of fiscal 2019 increased by $1,644,649 to $4,988,658, as compared to the first six months of fiscal 2018. The increase was mainly due to the increase in other expenses such as interest expense (includes debt discount amortization on various notes payable) of $652,540, loss on debt settlement of $48,037, and losses related to cryptocurrencies of $925,817.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at August 31, 2018 was $31,942, a decrease of $26,770 from $58,712 at February 28, 2018. During the first six months of fiscal 2019, net cash used in operating activities was $1,540,094 compared to net cash used of $1,567,172 for the first six months of fiscal 2018. When comparing the two periods, the decrease in net cash used in operating activities of $27,078 for the first six months of fiscal 2019 is primarily due to a decrease of cash operating expenses.

Net cash provided by investing activities was $718,181 and cash used was $14,169 for first six months of fiscal years 2019 and 2018, respectively. In the second quarter of fiscal 2019, the Company received cash from the sale of cryptocurrencies.

Net cash provided by financing activities for the first six months of fiscal 2019, was $796,359 which consisted of proceeds from the sale of common stock, issuance of convertible loans, and payments on convertible debt. For the first six months of fiscal 2018, the Company received net cash provided by financing activities of $1,125,000, which consisted of proceeds from the sale of common stock, issuance of convertible loans, and borrowings from various promissory notes.

Monthly cash operating expenses for the first six months of 2018, were approximately $350,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $300,000 per month. In the period from September 1, 2018 through October 15, 2018, the Company entered into 1 stock purchase agreement in the amount of $160,358 in exchange for 3,207,160 shares of the Company’s restricted common stock. The Company also entered into 1 stock purchase agreement, pursuant to the terms and conditions of our Prospectus dated September 18, 2018, for 1,600,000 shares of the Company’s registered common stock.

We believe our current cash reserves and the amounts we expect from future proceeds from the issuance of our common stock should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to operate profitably or raise additional capital through the sale of our common stock on acceptable terms, we would be forced to further reduce operating expenses or cease operations altogether.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has entered into stock purchase agreements with investors, and has accepted digital currencies as a form of payment from these investors, in exchange for shares of the Company’s common stock. Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of August 31, 2018, the Company did not hold any digital currencies.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of August 31, 2018, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of August 31, 2018 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of August 31, 2018, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

During the fiscal quarter ended August 31, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first six months of fiscal 2019, the Company entered into stock purchase agreements for total cash proceeds of $827,396, and digital currency proceeds of $1,659,000.

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

DigitalTown, Inc.

Dated: October 15, 2018	By: /s/ George Nagy
George Nagy
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 15, 2018	By: /s/ Dave Carter
Dave Carter
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 15, 2018	By: /s/ George Nagy
George Nagy
Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 15, 2018	By: /s/ Dave Carter
Dave Carter
Chief Financial Officer
(Principal Financial Officer)

Dated: October 15, 2018	By: /s/ Darvin R. Haben
Darvin R. Habben, Chairman

Dated: October 15, 2018	By: /s/ Kenwei Chong
Kenwei Chong, Director

Dated: October 15, 2018	By: /s/ Jeffrey L. Mills
Jeffrey L. Mills, Director

Dated: October 15, 2018	By: /s/ Derek R. Schumann
Derek R. Schumann, Director

Dated: October 15, 2018	By: /s/ Lawrence Lerner
Lawrence Lerner, Director

