Form 10-Q
period 2018-11-30
DigitalTown, Inc.
filed 2019-01-30
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

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

Registrant’s telephone number: (512) 806-7148

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

There were 141,309,787 shares of the registrant’s common stock outstanding as of January 25, 2019.

2

ITEM 1. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2018	2018
	(Unaudited)
ASSETS
Current assets:
Cash	$25,577	$58,712
Accounts receivable, net	867	12,089
Short term investment	10,000	10,000
Prepaid domain name renewal fees	19,541	77,977
Prepaid expenses	-	3,103
Total current assets	55,985	161,881
Property and equipment, net	21,823	22,433
Total assets	$77,808	$184,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$494,743	$214,700
Accounts payable – related parties	-	458,125
Deferred revenue	186,305	170,000
Domain marketing development obligation	168,174	145,906
Interest payable	17,116	34,783
Accrued expenses	612,066	552,976
Notes payable - related parties	915,200	105,479
Notes payable - third parties, net	-	30,548
Convertible notes payable - related parties	110,000	468,493
Convertible notes payable - third parties, net	137,279	118,655
Total current liabilities	2,640,883	2,299,665

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 140,223,722 and 84,509,824 shares issued and outstanding at November 30, 2018 and February 28, 2018, respectively	1,402,237	845,098
Additional paid-in-capital	51,414,943	43,698,746
Stock payable	278,650	2,221,603
Subscriptions receivable
Accumulated other comprehensive income	1,489	5,098
Accumulated deficit	(55,660,394)	(48,885,896)
Total stockholders’ equity (deficit)	(2,563,075)	(2,115,351)
Total liabilities and stockholders’ equity (deficit)	$77,808	$184,314

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended November 30		Nine Months Ended November
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$30,104	$142,903	$214,869	$317,080
Cost of revenues	165,124	243,967	903,971	433,939
Gross profit (loss)	(135,020)	(101,064)	(689,102)	(116,859)

Operating expenses:
Selling, general and administrative expenses	1,533,301	1,297,525	4,320,204	4,532,490

Loss from operations	(1,668,321)	(1,398,589)	(5,009,306)	(4,649,349)

Other income (expense):
Interest expense	(117,519)	(128,189)	(791,338)	(221,438)
Loss on debt settlement	-	-	(48,037)	-
Cryptocurrency losses	-	-	(925,817)	-
Total other income (expense)	(117,519)	(128,189)	(1,765,192)	(221,438)

Loss before income taxes	(1,785,840)	(1,526,778)	(6,774,498)	(4,870,787)
Income tax provision		-		-
Net loss	$(1,785,840)	$(1,526,778)	$(6,774,498)	$(4,870,787)

Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.06)	$(0.08)

Weighted average common shares outstanding – basic and diluted	130,861,189	62,999,745	114,708,907	58,622,658

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended November 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)	(Unaudited)

Net loss	$(6,774,498)	$(4,870,787)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on debt settlement	48,037	-
Loss on cryptocurrency sales	925,817	-
Depreciation and amortization	5,854	11,848
Debt discount amortization	740,272	154,699
Imputed interest	17,375	47,161
Stock based compensation	1,869,744	1,958,897
Changes in operating assets and liabilities:
Accounts receivable	11,222	13,963
Prepaid expenses	58,539	(349,470)
Accounts payable	354,839	382,222
Accounts payable – related parties	307,075	(2,232)
Accrued expenses	276,003	532,708
Net cash used in operating activities	(2,159,721)	(2,120,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for equipment	(5,244)	(26,158)
Cash received from sale of cryptocurrencies	718,181
Proceeds from Comencia Inc. acquisition	-	11,989
Net cash provided by (used) in investing activities	712,937	(14,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,070,545	554,500
Borrowings from convertible debt	592,750	630,000
Borrowing on promissory notes	-	450,000
Payments on convertible debt	(206,037)	-
Net cash provided by financing activities	1,417,258	1,634,500

Foreign currency translation adjustment	(3,609)	8,437

Net change in cash and cash equivalents	(33,135)	(492,223)
Cash and cash equivalents, beginning of year	58,712	539,243
Cash and cash equivalents, end of period	$25,577	$47,020

Non-Cash Transactions:
Issuance of common stock for stock payable	$1,828,200	$2,540,420
Discount from warrants issued with debt	-	450,000
Beneficial conversion feature	518,001	383,115
Stock retired for domain purchase	3,000	-
Stock issued for AP conversions	61,703	-
Stock issued for debt conversions	1,129,007	-
Cryptocurrency issued for AP settlement	15,080	-
Stock issued for debt discount	8,010	-
Stock issued for finder’s fee	1,000	-
AP and accrued expenses converted into promissory notes - related party	915,200	-
Stock issued for cryptocurrency	1,659,000	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended November 30, 2018 and 2017

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

At November 30, 2018, the Company had an accumulated deficit of $55,660,394. The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2019. In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

Accounts Receivable

Accounts receivable arise from the software licensing of our Rezserve subsidiary. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of November 30, 2018 and February 28, 2018 of $5,260 and $5,456, respectively.

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

Revenue Recognition

Effective March 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended November 30, 2018 and the twelve months ended February 28, 2018.

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

As of November 30, 2018 and February 28, 2018, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during the third quarter of fiscal 2019 or the fiscal year 2018.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of November 30, 2018 and February 28, 2018, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At November 30, 2018 and February 28, 2018, the Company did not have any deposit accounts in excess of federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are currently capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names is capitalized. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $5,854 and $3,970 of depreciation expense for the first nine months of fiscal years 2019 and 2018, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at November 30, 2018 or February 28, 2018. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

At November 30, 2018, the Company had an accumulated deficit of $55,660,394. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least November 30, 2018. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	November 30,	February 28,
	2018	2018
Office equipment and furniture	$47,617	$43,088
Less accumulated depreciation	(25,794)	(20,655)
Property and equipment, net	$21,823	$22,433

Depreciation expense for the first nine months of fiscal years 2019 and 2018 was $5,854 and $3,970, respectively.

Note 5. Prepaid Domain Names

During the first nine months of fiscal years 2019 and 2018, the Company incurred $30,656 and $24,120, respectively, of annual domain name renewal fees, specifically related to .CITY registrations. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-line basis. During the first nine months of fiscal years 2019 and 2018, the Company recognized $59,764 and $89,026 of expense as cost of revenues related to this amortization. As of November 30, 2018, and February 28, 2018, the Company has $19,541 and $77,977, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 9 for information on Related Party activity within Prepaid Domain Names.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 had been accrued as payable to Mr. Pomije. During the quarter ending August 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at November 30, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company has filed an appeal. See Note 16 for additional information about transactions between the Company and its former officer.

During the second quarter of fiscal 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at November 30, $70,000 has been accrued as payable to Robert Monster.

Deferred Revenue

During fiscal 2017, the Company signed three customer agreements to perform digital support and development services for three third party companies. During fiscal 2019, the Company signed one customer agreement to perform digital support and development services for one third party company. Each customer agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers’ full expectations. As the services requested by the customers have not yet been completed, the total of $170,000 has been recorded as deferred revenue as of February 28, 2018, and $186,305 has been recorded as deferred revenue as of November 30, 2018.

Domain Marketing Development Obligation

During fiscal 2018, the Company signed top-level domain marketing development fund agreements with owners of 13 top level domains whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of November 30, 2018 and February 28, 2018, the Company has collected $101,600 and $930,556 in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $168,174 and $145,906 has been recorded as domain marketing development obligation as of November 30, 2018, and February 28, 2018, respectively.

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2019 Stock Transactions

During the first nine months of fiscal 2019, the Company issued 36,266,251 shares of stock to various investors for stock payable of $1,828,200, cash of $1,070,545 and digital currencies of $1,659,000.

During the first nine months of fiscal 2019, the Company issued 6,716,932 shares to consultants and employees for services provided to the Company. During the first nine months of fiscal 2019, $1,104,832 was expensed related to these shares.

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

During June and July 2018, PowerUp Lending Group Ltd. converted $58,000 of the principal amount, plus $3,480 in accrued and unpaid interest, of the November 30, 2017 note into 1,139,394 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion within the terms of the note.

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

As of November 30, 2018, the Company had 9,044,740 warrants outstanding with an average exercise price of $0.13. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of November 30, 2018 of 5.42 years.

The Company did not issue any warrants during the first nine months of fiscal 2019.

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

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	July 20,	July 27,	February 6,	February 15,	February 16,
	2017	2017	2018	2018	2018
Weighted-average volatility	263%	263%	157%	153%	158%
Expected dividends	None	None	None	None	None
Expected term (in years)	10.00	10.00	1.00	1.00	1.00
Weighted-average risk-free interest rate	1.17%	1.16%	2.00%	1.99%	2.00%
Weighted-average fair value of warrants granted	$0.20	$0.27	$0.15	$0.14	$0.17

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2019 and 2018:

Number of Warrants
Outstanding - February 28, 2017	4,480,000
Granted	6,944,740
Canceled or expired	(2,430,000)
Outstanding - February 28, 2018	9,044,740
Granted	-
Canceled or expired	-
Outstanding - November 30, 2018	9,044,740
Exercisable at November 30, 2018	9,044,740

The following table summarizes information about stock warrants outstanding as of November 30, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	7,394,740	5.17	$0.10	7,394,740	$0.10
$0.15	300,000	6.35	$0.15	300,000	$0.15
$0.25	850,000	6.43	$0.25	850,000	$0.25
$0.30	500,000	6.78	$0.30	500,000	$0.30
$0.10 - $0.30	9,044,740	5.42	$0.13	9,044,740	$0.13

The Company recorded stock-based compensation expense of $0 and $0 for all outstanding stock warrants for the first nine months of fiscals 2019 and 2018, respectively.

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

On October 1, 2018, the Company issued 2,468,750 stock options with a fair value of $188,740 to three contractors to purchase shares of the Company’s common stock at a price of $0.05. These options vest immediately and are exercisable for five years.

On November 21, 2018, the Company issued 3,500,000 stock options with a fair value of $120,421 to three contractors to purchase shares of the Company’s common stock at a price of $0.05. These options vest immediately and are exercisable for five years.

On June 1, 2018, the Company issued 3,555,212 stock options with a fair value of $436,131 to one employee to purchase shares of the Company’s common stock at a price of $0.10. 3,000,000 options vest immediately and are exercisable for five years. 555,212 options vest over 12 months, and are exercisable for five years. In the third quarter of fiscal 2019, the Company expensed an additional $19,621 related to the proportioned vesting of the 555,212 options.

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

The Company utilized the following key assumptions in computing the fair value of the options using the Black-Scholes pricing model:

	February 16,	June 1	June 1	October 1	November 21
	2018	2018	2018	2018	2018
Weighted-average volatility	153%	223%	223%	208%	192%
Expected dividends	None	None	None	None	None
Expected term (in years)	1.00	2.50	3.00	3.00	3.00
Weighted-average risk-free interest rate	2.00%	2.61%	2.61%	2.96%	2.89%

The Company recorded stock-based compensation expense of $764,913 and $164,742 for all outstanding options for the first nine months of fiscals 2019 and 2018, respectively. This expense is included in stock-based compensation.

The following table summarizes information about the Company’s stock options as of November 30, 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2017	6,692,310	$0.16
Granted	1,035,159	$0.10
Canceled or expired	(1,492,310)	$0.14
Outstanding - February 28, 2018	6,235,159	$0.16
Granted	9,523,962	$0.07
Canceled or expired	-	-
Outstanding - November 30, 2018	15,759,121	$0.10
Exercisable at November 30, 2018	15,759,121	$0.10

The following table summarizes information about stock options outstanding as of November 30, 2018:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.05	5,968,750	4.92	$0.05	5,968,750	$0.05
$0.10	8,440,371	4.60	$0.10	8,440,371	$0.10
$0.15	200,000	7.02	$0.15	200,000	$0.15
$0.30	700,000	6.67	$0.30	700,000	$0.30
$0.54	375,000	5.18	$0.54	375,000	$0.54
$1.00	75,000	2.86	$1.00	75,000	$1.00
$0.05 - $1.00	15,759,121	4.85	$0.14	9,790,371	$0.14

Note 9. Related Party Transactions

Accounts Payable – Related Parties

The Company owes $0 and $7,625 to a former employee which is included within accounts payable – related parties as of November 30, 2018 and February 28, 2018, respectively.

As of November 30, 2018 and February 28, 2018, the Company owes $0 and $450,500, respectively, to Epik Holdings, Inc. related to annual domain name renewal fees to satisfy Domain marketing development obligations. Epik Holdings Inc. is a company controller by Robert Monster, the Company’s former Chief Executive Officer. All amounts owing to Epik Holdings, Inc. were converted to a promissory note. See Note 14 for more information.

Prepaid Domain Names

During the first nine months of fiscal 2019 and fiscal year 2018, the Company incurred $315,545 and $600,407, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company’s former Chief Executive Officer. Epik, then uses those funds to directly to pay Verisign and ICANN companies for the annual domain renewal costs. The costs paid to Epik are at terms similar or better than what Epik charges its other clients.

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At November 30, 2018, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018, and imputed interest of $8,250 in the first three quarters of fiscal 2019.

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

On September 12, 2018, the Company issued a promissory note to Epik Holding, Inc. for $765,200 for conversion of accounts payable - related party. The note bears interest at 4%, and matures on September 12, 2019. The note had accrued interest of $3,522 as of November 30, 2018.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $925 as of November 30, 2018.

Sales of Common Stock

During the first nine months of fiscal 2019, the Company sold an aggregate of 5,050,000 shares to five of the Company’s board members at the price of $545,000.

Cryptocurrency Sales - Related Parties

On May 16, 2018, the Company sold 63,291.13924 RHOCs at $1.56 for $100,000 to Greg Foss, resulting in a loss on exchange of $1,282.

On May 18, 2018, the Company sold 63,291.13924 RHOCs at $1.58 for $100,000 to Darvin Habben, resulting in no gain or loss on exchange.

Employment Agreements

During fiscal 2018, the Company signed employment agreements with three members of senior management, none of which are still active. All employment agreements were for a period of approximately 6 to 24 months.

During fiscal 2019, the Company signed employment agreements with two member of senior management, neither of which are still active. All employment agreements were for a period of approximately 12 to 24 months.

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

In the third quarter of fiscal 2019, three newly appointed Directors received a prorated stock grant based on 600,000 annualized shares. This resulted in a stock-based compensation expense of $68,379 in fiscal 2019.

CEO Employment Agreement Share Issuance

The Company expensed $160,000 in annual salary and $476,534 in stock-based compensation in the first nine months of fiscal 2019, and $240,000 in annual salary and $1,026,710 in stock-based compensation in fiscal 2018, related to the employment agreement with Robert Monster, CEO. Robert Monster’s employment with the Company was terminated on September 13, 2018, and his stock-based compensation will continue vesting until June 1, 2019.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at November 30, 2018, $552,976 has been accrued as payable to Mr. Pomije. The Company has filed an appeal. See Note 15 for additional information about transactions between the Company and its former officer.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at November 30, 2018, $70,000 has been accrued as payable to Robert Monster.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $925 as of November 30, 2018.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $20,035,205 as of November 30, 2018 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2037. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at November 30, 2018 and February 28, 2018:

	November 30, 2018	February 28, 2018
Net tax loss carry-forwards	$20,035,205	$15,888,098
Statutory rate	21%	21%
Expected tax recovery	4,207,393	3,336,501
Change in valuation allowance	(4,207,393)	(3,336,501)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$4,207,393	$3,336,501
Less: valuation allowance	(4,207,393)	(3,336,501)
Net deferred tax asset	$-	$-

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at November 30, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company has filed an appeal. See Note 16 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of November 30, 2018, we have one outstanding operating lease. The lease is for 700 square feet of office space in Vancouver, British Columbia for our Rezserve subsidiary. The lease is month-to-month with either party able to terminate the lease with one month of notice. Gross rent is approximately $1,160 per month. On November 30, 2018, the Company provided one month’s notice to terminate the lease, and the office will be vacated by December 31, 2018.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the second quarter of fiscal years 2019 and 2018:

	November 30, 2018	November 30, 2017
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(6,774,498)	$(4,870,787)
Weighted average number of common shares outstanding	114,708,907	58,622,658
Basic net loss per share	$(0.06)	$(0.08)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(6,774,498)	$(4,870,787)
Weighted average number of common shares outstanding	114,708,907	58,622,658
Stock options (1)		-
Warrants (2)		-
Diluted weighted average common shares outstanding	114,708,907	58,622,658
Diluted net loss per share	$(0.06)	$(0.08)

(1)

At November 30, 2018 and November 30, 2017, there were 15,759,121 and 2,392,310, respectively, of stock options equivalent to common shares outstanding. The stock options are anti-dilutive at November 30, 2018 and November 30, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At November 30, 2018 and November 30, 2017, there were outstanding warrants equivalent to 9,044,740 and 8,660,000 common shares, respectively. The warrants are anti-dilutive at November 30, 2018 and November 30, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

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

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2017 is as follows:

Combined Pro Forma:
For Nine Months Ended
November 30, 2017
Revenues	$322,135

Cost of revenues	622,012

Gross profit (loss)	(299,877)

Operating expenses:
Selling, general and administrative expenses	4,006,775

Loss from operations	(4,306,652)

Other income (expense)	(156,355)

Net loss	$(4,463,007)

Weighted average number of common shares
Outstanding – basic and fully diluted	58,622,658

Net loss per share – basic and fully diluted	$(0.08)

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At November 30, 2018, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $38,000 in fiscal 2018, and imputed interest of $8,750 in the first three quarters of fiscal 2019.

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

Epik Holdings - Note

On September 12, 2018, the Company issued a promissory note to Epik Holding, Inc. for $765,200 for conversion of accounts payable - related party. The note bears interest at 4%, and matures on September 12, 2019. The note had accrued interest of $3,522 as of November 30, 2018.

Robert Monster - Note

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $925 as of November 30, 2018.

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

PowerUp Lending - Note 4

On September 17, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $85,000 of cash consideration. The note bears interest at 12%, matures on September 17, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $85,000 due to this conversion feature. The note had accrued interest of $2,068 as of November 30, 2018. The debt discount had a balance at November 30, 2018 of $67,767. The Company recorded debt discount amortization expense of $17,233 during the quarter ended November 30, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

PowerUp Lending - Note 5

On October 23, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $53,000 of cash consideration. The note bears interest at 12%, matures on October 23, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $49,926 due to this conversion feature. The note had accrued interest of $662 as of November 30, 2018. The debt discount had a balance at November 30, 2018 of $44,728. The Company recorded debt discount amortization expense of $5,198 during the quarter ended November 30, 2018.

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

Crown Bridge - Note 2

On September 29, 2018, the Company issued a convertible note to Crown Bridge Partners, LLC. for $55,000 of cash consideration. The note bears interest at 10%, matures on September 29, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $52,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $964 as of November 30, 2018. The debt discount had a balance at November 30, 2018 of $45,356. The Company recorded debt discount amortization expense of $9,644 during the quarter ended November 30, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

FirstFire Global Opportunities - Note 1

On July 10, 2018, the Company issued a convertible note and 90,000 shares of its common stock to FirstFire Global Opportunities Fund LLC for $183,750 of cash consideration. The note bears interest at 10%, matures on July 10, 2019, and is convertible after 180 days into common stock at the lower of $0.20 per share or 75% of the lowest closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $143,325 due to a ratchet triggering event also on July 10, 2018, which lowered the conversion price to $0.05 per share. The Company recorded a $8,750 debt discount representing the original issue discount. The Company also recorded a $8,010 debt discount due to the 90,000 shares issued. The note had accrued interest of $7,199 as of November 30, 2018. The debt discount had a balance at November 30, 2018 of $97,367. The Company recorded debt discount amortization expense of $22,807 during the quarter ended August 31, 2018, and $39,911 during the quarter ended November 30, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

EMA Financial - Note 1

On October 22, 2018, the Company issued a convertible note to EMA Financial, LLC for $53,000 of cash consideration. The note bears interest at 10%, matures on October 22, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 15 trading days prior to conversion. The Company recorded a debt discount equal to $53,000 due to this conversion feature. The note had accrued interest of $566 as of November 30, 2018. The debt discount had a balance at November 30, 2018 of $47,337. The Company recorded debt discount amortization expense of $5,663 during the quarter ended November 30, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

JSJ Investments - Note 1

On October 22, 2018, the Company issued a convertible note to JSJ Investments Inc. for $59,500 of cash consideration. The note bears interest at 12%, matures on October 22, 2019, and is convertible after 180 days into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion. The Company recorded a debt discount equal to $57,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $763 as of November 30, 2018. The debt discount had a balance at November 30, 2018 of $53,142. The Company recorded debt discount amortization expense of $6,358 during the quarter ended November 30, 2018.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Auctus Fund - Note 1

On November 14, 2018, the Company issued a convertible note to Auctus Fund, LLC for $85,000 of cash consideration. The note bears interest at 12%, matures on November 14, 2019, and is convertible after 180 days into common stock at 61% of the lowest trading price of the previous 25 trading days prior to conversion. The Company recorded a debt discount equal to $77,750 due to this conversion feature. The Company also recorded a $7,250 debt discount due to issuance fees. The note had accrued interest of $447 as of November 30, 2018. The debt discount had a balance at November 30, 2018 of $81,274. The Company recorded debt discount amortization expense of $3,726 during the quarter ended November 30, 2018.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at November 30, 2018, $542,066 has been accrued as payable to Mr. Pomije. The Company has filed an appeal.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at November 30, 2018, $70,000 has been accrued as payable to Robert Monster.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $925 as of November 30, 2018.

Note 16. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at November 30, 2018, 2018 and February 28, 2018 was $0. During the fiscal 2018, the Company made an acquisition which resulted in $549,667 of goodwill being recorded and subsequently impaired.

Intangible assets

The carrying value of intangible assets at November 30, 2018 and February 28, 2018 was $0. During fiscal 2018, the Company acquired $1,237,000 of intangible assets, including $432,000 of code base and databases, $420,000 of platform and code base, $250,000 of app portfolios, and $135,000 of app handles. During fiscal 2018, the Company recorded $64,907 of amortization expense related to intangible assets.

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

Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of November 30, 2018, the Company did not hold any digital currencies.

Note 18. Subsequent Events

On December 10, 2018, Lawrence Lerner resigned as a Director.

On December 11, 2018, the Company sold its got.law division to a related party.

On December 20, 2018, George Nagy resigned as a Director.

On January 11, 2019, FirstFire Global Opportunities converted $10,000 of the principal amount of the July 10, 2018 note into 1,086,065 shares of the Company’s common stock, leaving a principal balance due of $173,750.

On January 24, 2019, Derek Schumann and Kenwei Chong resigned as Directors.

There were no additional significant subsequent events through January 30, 2019, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of November 30, 2018 and its results of operations of the Company for the three and nine months ended November 30, 2018 and 2017, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2018.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended November 30, 2018, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

During third quarter of fiscal 2019, the Company recorded revenues of $30,104 and cost of revenues of $165,124 for a gross loss of $135,020, compared to revenues of $142,903 and cost of revenues of $243,967 for a gross loss of $101,064 during the third quarter of fiscal 2018. For the third quarter of fiscal 2019, revenues mainly consisted of development fees related to our SmartCity platform and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $14,088 and $169,145, development expense of $145,647 and $86,741, and merchant processing fees of $4,374 and $1,653, for the fiscal third quarters 2019 and 2018, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $1,533,301 in the third quarter of fiscal 2019 compared to $1,297,525 in the third quarter of fiscal 2018, an increase of $235,776. Our stock-based compensation expense was $751,377 for the third quarter of fiscal 2019 as compared to $394,879 for fiscal 2018, an increase of $356,498. Our increase in selling, general and administrative expenses was due to a decrease in travel and conference-related costs of $55,375, a decrease in domain renewal fees of $155,145, and an increase in stock-based compensation of $356,498.

The Company’s overall net loss for the third quarter of fiscal 2019 increased by $259,062 to $1,785,840, as compared to the third quarter of fiscal 2018. The increase was mainly due to the increase in general and administrative items as detailed above.

NINE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

During the first nine months of fiscal 2019, the Company recorded revenues of $214,869 and cost of revenues of $903,971 for a gross loss of $689,102 compared to revenues of $317,080 and cost of revenues of $433,939 for a gross loss of $116,859 during the first nine months of fiscal 2018. For the first nine months of fiscal 2019, revenues mainly consisted of development fees related to our SmartCity platform and activities from our Rezserve and Comencia subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $317,077 and $244,083, development expense of $579,863 and $186,224, and merchant processing fees of $7,031 and $3,632, for the first nine months of fiscal years 2017 and 2018, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $4,320,204 in the first nine months of fiscal 2019 compared to $4,532,490 in the first nine months of fiscal 2018, a decrease of $212,286. A portion of this increase was non-cash related. Our stock-based compensation expense was $1,869,744 for the first nine months of fiscal 2019 as compared to $1,958,897 for the first nine months of fiscal 2018, a decrease of $89,153. Our decrease in selling, general and administrative expenses was due to a decrease in travel and conference-related costs of $218,171, a decrease in rent and utilities of $17,288, an increase in contractor expense of $128,874, and a decrease of stock-based compensation of $89,153.

The Company’s overall net loss for the first nine months of fiscal 2019 increased by $1,903,711 to $6,774,498, as compared to the first nine months of fiscal 2018. The increase was mainly due to the increase in general and administrative items as detailed above, partially offset by the decrease in non-cash stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at November 30, 2018 was $25,577, a decrease of $33,135 from $58,712 at February 28, 2018. During the first nine months of fiscal 2019, net cash used in operating activities was $2,159,721 compared to net cash used of $2,120,991 for the first nine months of fiscal 2018. When comparing the two periods, the increase in net cash used in operating activities of $38,730 for the first nine months of fiscal 2019 is primarily due to an increase of cash operating expenses.

Net cash received from investing activities was $712,937 for the first nine months of fiscal 2019, and net cash used from investing activities was $14,169 for the first nine months of fiscal 2018. In the second quarter of fiscal 2019, the Company received cash from the sale of cryptocurrencies. In the first quarter of fiscal 2018, the Company invested in computer equipment.

Net cash provided by financing activities for the first nine months of fiscal 2019, was $1,417,258 which consisted of proceeds from the sale of common stock, borrowings from convertible debt, and offset by payments made on convertible debt. For the first nine months of fiscal 2018, the Company received net cash provided by financing activities of $1,634,500, which consisted of proceeds from the sale of common stock, issuance of convertible loans, and borrowings from various promissory notes.

Monthly cash operating expenses for the first nine months of fiscal 2019, were approximately $235,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $50,000 per month, which include the monthly cost for the renewal of the existing domain names of approximately $5,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has entered into stock purchase agreements with investors, and has accepted digital currencies as a form of payment from these investors, in exchange for shares of the Company’s common stock. Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of November 30, 2018, the Company did not hold any digital currencies.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of November 30, 2018, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of November 30, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of November 30, 2018 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of November 30, 2018, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

During the fiscal quarter ended November 30, 2018, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first nine months of fiscal 2019, the Company entered into stock purchase agreements for total cash proceeds of $1,070,545, and digital currency proceeds of $1,659,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended November 30, 2018, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation, as amended *	Previously Filed
3.2	Bylaws*	Previously Filed
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included
101.INS**	XBRL Instance	Included
101.SCH**	XBRL Taxonomy Extension Schema	Included
101.CAL**	XBRL Taxonomy Extension Calculation	Included
101.DEF**	XBRL Taxonomy Extension Definition	Included
101.LAB**	XBRL Taxonomy Extension Labels	Included
101.PRE**	XBRL Taxonomy Extension Presentation	Included

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

DigitalTown, Inc.

Dated: January 30, 2019	By:	/s/ Darvin R. Habben
Darvin R. Habben
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 30, 2019	By:	/s/ Darvin R. Haben
Darvin R. Habben, Chairman (Principal Executive Officer and Principal Financial Officer)

Dated: January 30, 2019	By:	/s/ Jeffrey L. Mills
Jeffrey L. Mills, Director

