Form 10-K
period 2019-02-28
DigitalTown, Inc.
filed 2019-06-13
CIK 1065598

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2019

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

Registrant's telephone number: (425) 577-7766

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate value of the Company’s common stock held by non-affiliates of the Company as of August 31, 2018 was $7,941,239, based on the closing sale price for the Company’s common stock on that date of $0.12.

There were 905,305,765 shares of the registrant’s common stock outstanding as of June 10, 2019.

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

The Company’s fiscal year end is the last day in February. Our current fiscal year ended on February 28, 2019, and we refer to as “fiscal 2019”. Last year, our fiscal year ended on February 28, 2018 and we refer this year as “fiscal 2018”.

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

Software: The Company has developed a proprietary platform for enabling any city to become a Smart City, incorporating advanced features for economic development, community engagement and digital inclusion. In addition, the Company has completed acquisitions of 7 software companies: Cloud.Market, Software Masters, Inc, Rezserve Technologies Ltd, Appointment.com, Comencia Inc, Congo Ltd. and CityInformation BV, each of which brought significant intellectual property and is in process of being fully integrated into the DigitalTown platform. The Company continues to invest in software with an emphasis on capital efficiency and return on investment.

Dispositions

In late fiscal 2019, the Company sold the balance of its useful assets, including 4 of the above-mentioned previously acquired software companies that had not been integrated into the DigitalTown platform. The Company is also no longer acquiring or renewing its domain name portfolio.

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

We incurred operating losses of $5,788,778 and $8,057,482 for in fiscal years 2019 and 2018 respectively, and had an accumulated deficit of $56,289,322 at February 28, 2019. In addition, we have incurred net losses of $7,403,426 and $10,243,396 for the fiscal years 2019 and 2018, respectively. As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for the fiscal years ended February 28, 2019 and February 28, 2018 contained a qualification raising substantial doubt about our ability to continue as a going concern. We can provide no assurance regarding when, if ever, we will become profitable. As a result, we may continue to generate losses for the foreseeable future and in the extreme case, discontinue operations.

We may not be able to collect on our stock subscriptions receivable or raise capital through the sale of our common stock as needed to fund our operations.

For fiscal years 2019 and 2018, the Company sold shares of its common stock which generated cash of $1,070,545 and $1,662,732, respectively.

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

No assurances can be given that we will be successful in reaching or maintaining profitable operations. Our current monthly cash operating expenses going forward are approximately $30,000 per month.

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

ITEM 2. PROPERTIES

The Company does not currently own any property. As of February 28, 2019, the company did not have any office leases in place.

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

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DigitalTown, Inc.’s common stock is traded on the OTC Markets under the ticker symbol DGTW. The following table sets forth the quarterly high and low sales prices as reported during the last two fiscal years ended February 28, 2019 and February 28, 2018.

Fiscal Year 2019	Low	High
First Quarter	$0.100	0.200
Second Quarter	0.070	0.230
Third Quarter	0.020	0.108
Fourth Quarter	0.004	0.039

Fiscal Year 2018	Low	High
First Quarter	$0.380	$0.490
Second Quarter	0.230	0.480
Third Quarter	0.190	0.400
Fourth Quarter	0.190	0.360

These quotations represent inter dealer prices, without retail markup, markdown, or commission, and may not reflect actual transactions. As of June 6, 2019, there were approximately 588 record holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for DigitalTown, Inc. as of February 28, 2019 and February 28, 2018 and for the years then ended, which have been derived from our audited consolidated financial statements.

	February 28,	February 28,
Balance Sheet Data	2019	2018
Total Assets	$59,822	$184,314
Total Liabilities	2,991,936	2,299,665
Stockholders’ Deficit	(2,932,114)	(2,115,351)

Operating Statement Data
Revenues	$34,473	$80,940
Cost of revenues	743,464	889,454
Gross loss	(708,991)	(808,514)

Selling, general and administrative expenses	5,079,787	7,248,968
Loss from operations	(5,788,778)	(8,057,482)
Other income (expense), net	(1,369,673)	(2,096,091)
Loss from discontinued operations	(244,975)	(89,823)
Net loss	$(7,403,426)	$(10,243,396)

Net loss per common share-basic and diluted	$(0.06)	$(0.17)
Weighted average shares outstanding - basic and diluted	121,297,460	61,786,169

Cash Flow Statement Data
Net cash used in operating activities	$(2,378,094)	$(3,162,324)
Net cash used in investing activities	905,812	(139,169)
Net cash provided by financing activities	1,434,758	2,817,732
Net change in cash	(43,441)	(480,531)
Cash and cash equivalents, beginning of period	58,712	539,243
Cash and cash equivalents, end of period	$15,271	$58,712

The data set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended February 28, 2019 and February 28, 2018, which should be read in conjunction with, and is qualified in its entirety by, the audited financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2019 AND FEBRUARY 28, 2018

During fiscal 2019, the Company recorded revenues from continuing operations of $34,473 and cost of revenues of $743,464 for a gross loss of $708,991 compared to revenues from continuing operations of $80,940 and cost of revenues of $889,454 for a gross loss of $808,514 during fiscal 2018. For fiscal 2019, revenues mainly consisted of development fees related to our SmartCity platform. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $335,629 and $675,242, and development expense of $688,804 and $354,121, for the two fiscal years, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $5,079,787 in fiscal 2019 compared to $7,248,968 in fiscal 2018, a decrease of $2,169,181. There was one significant driver of this decrease and it was a non-recurring, non-cash expense from fiscal 2018. Our stock-based compensation expense was $2,059,677 for fiscal 2019 as compared to $3,524,123 for fiscal 2018, a decrease of $1,464,446. In addition, our decrease in selling, general and administrative expenses was due to a decrease in domain name renewal fees of $339,613, and a decrease in travel, conferences and trade shows expenses of $255,345.

The Company’s loss from discontinued operations was $244,975 in fiscal 2019 compared to $89,823 in fiscal 2018, an increase of $155,152.

The Company’s overall net loss for the current year decreased by $2,839,970 to $7,403,426. The decrease was mainly due to the decrease in stock compensation expense and the decrease in general and administrative items as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at February 28, 2019 was $15,271, a decrease of $43,441 from $58,712 at February 28, 2018. During fiscal 2019, net cash used in operating activities was $2,378,094 compared to cash used of $3,162,324 for the fiscal 2018. When comparing the two periods, the decrease in cash used in operating activities of $784,230 for fiscal 2019 is primarily due to a decrease of cash operating expenses.

Net cash provided (used) in investing activities was $905,812 and $(139,169) for fiscal years 2019 and 2018, respectively. In fiscal 2019, the Company received cash from the disposal of certain business assets, and from the sale of cryptocurrencies.

Net cash provided by financing activities for fiscal 2019, was $1,434,758, which consisted primarily of proceeds from the issuance of common stock and borrowings from convertible notes. For fiscal 2018, the Company received net cash provided by financing activities of $2,817,732, which consisted primarily of proceeds from the issuance of common stock and borrowings from convertible and promissory notes.

Monthly cash operating expenses for fiscal 2019, were approximately $250,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $25,000 per month.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended February 28, 2019 and 2018.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Digitaltown, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Digitaltown, Inc. (the Company) as of February 28, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended February 28, 2019, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2012.

Houston, TX

June 12, 2019

DigitalTown, Inc.

CONSOLIDATED BALANCE SHEETS

	February 28,	February 28,
	2019	2018
ASSETS
Current assets:
Cash	$15,271	$58,712
Accounts receivable, net	25,343	12,089
Short term investment	-	10,000
Prepaid domain name renewal fees	-	77,977
Prepaid insurance	-	3,103
Total current assets	40,614	161,881
Property and equipment, net	19,208	22,433
Total assets	$59,822	$184,314

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$551,387	$214,700
Accounts payable – related parties	213,566	458,125
Deferred revenue	186,305	170,000
Domain marketing development obligation	168,174	145,906
Interest payable	46,235	34,783
Accrued expenses - related parties	542,066	552,976
Notes payable - related parties	1,025,200	105,479
Notes payable - third parties, net	-	30,548
Convertible notes payable - related parties	-	468,493
Convertible notes payable - third parties, net	246,175	118,655
Liabilities held for sale	12,828	-
Total current liabilities	2,991,936	2,299,665

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 146,740,570 and 84,509,824 shares issued and outstanding at February 28, 2019 and February 28, 2018, respectively	1,467,406	845,098
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding at February 28, 2019 and February 28, 2018, respectively	-	-
Additional paid-in-capital	51,411,971	43,698,746
Stock payable	478,650	2,221,603
Subscriptions receivable
Accumulated other comprehensive income	(819)	5,098
Accumulated deficit	(56,289,322)	(48,885,896)
Total stockholders’ equity (deficit)	(2,932,114)	(2,115,351)
Total liabilities and stockholders’ equity (deficit)	$59,822	$184,314

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28, 2019	February 28, 2018
Revenues	$34,473	$80,940
Cost of revenues	743,464	889,454
Gross loss	(708,991)	(808,514)

Operating expenses:
Selling, general and administrative expenses	5,079,787	7,248,968

Loss from operations	(5,788,778)	(8,057,482)

Other income (expense):
Impairment expense	-	(1,721,760)
Interest expense	(942,891)	(374,331)
Gain on disposal of asset, net	192,973	-
Loss on settlement of debt	(48,037)	-
Cryptocurrency losses	(571,718)	-
Total other income (expense)	(1,369,673)	(2,096,091)

Loss before income taxes	(7,158,451)	(10,153,573)
Income tax provision		-
Net loss from continuing operations, net of income taxes	(7,158,451)	(10,153,573)

Loss from discontinued operations	(244,975)	(89,823)

Net loss	$(7,403,426)	$(10,243,396)

Net loss per common share – basic and diluted	$(0.06)	$(0.17)

Weighted average common shares outstanding – basic and diluted	121,297,460	61,786,169

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Years Ended February 28, 2019 and February 28, 2018

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Stock	Subscription	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Receivable	Loss	Deficit	Total
Balance as of February 28, 2017	52,606,000	$526,060	$34,333,479	$3,426,371	$-	$1,868	$(38,642,500)	$(354,722)
Common stock issued for stock payable	8,039,382	80,394	2,478,667	(2,559,061)	-	-	-	-
Common stock issued for cash	6,818,333	68,183	1,261,817	332,732	-	-	-	1,662,732
Stock issued for compensation	8,512,776	85,128	2,147,203	521,792	-	-	-	2,754,124
Stock issued for acquisitions	8,333,333	83,333	2,328,334	-	-	-	-	2,411,667
Conversion of debt	-	-	-	223,000	-	-	-	223,000
Exercise of stock options	200,000	2,000	18,000	-	-	-	-	20,000
Conversion of accrued expenses	-	-	164,743	276,769	-	-	-	441,512
Warrants issued with debt	-	-	450,000	-	-	-	-	450,000
Beneficial conversion feature	-	-	450,246	-	-	-	-	450,246
Imputed interest	-	-	66,257	-	-	-	-	66,257
Accumulated other comprehensive income	-	-	-	-	-	3,230	-	3,230
Net Loss	-	-	-	-	-	-	(10,243,396)	(10,243,396)
Balance as of February 28, 2018	84,509,824	$845,098	$43,698,746	$2,221,603	$-	$5,098	$(48,885,896)	$(2,115,351)

Common stock issued for stock payable	9,783,548	97,835	1,730,365	(1,828,200)	-	-	-	-
Common stock issued for cash	15,097,113	150,971	919,574	-	-	-	-	1,070,545
Common stock issued for cryptocurrency	11,385,590	113,856	1,545,144	-				1,659,000
Stock issued for conversion of third-party debt	8,933,740	89,337	82,208	-				171,545
Stock issued for conversion of accounts payable	252,500	2,525	16,675	42,500				61,700
Stock issued for conversion of related party debt	9,880,274	98,803	889,225	-				988,028
Stock issued for compensation	6,722,981	67,231	1,949,698	42,747	-	-	-	2,069,399
Stock issued for finder fee	100,000	1,000	(1,000)	-				-
Stock issued for debt discount	90,000	900	7,110	-				8,010
Stock reclaimed for sale of domains	(15,000)	(150)	(2,850)	-				(3,000)
Contributed capital	-	-	20,000	-	-	-	-	20,000
Beneficial conversion feature	-	-	536,951	-	-	-	-	536,951
Imputed interest	-	-	20,125	-	-	-	-	20,125
Accumulated other comprehensive income	-	-	-	-	-	(5,917)	-	(5,917)
Net Loss	-	-	-	-	-	-	(7,403,426)	(7,403,426)
Balance as of February 28, 2019	146,740,570	$1,467,406	$51,411,971	478,650	$-	$(819)	$(56,289,322)	$(2,932,114)

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28, 2019	February 28, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	$(244,975)	$(89,823)
Net loss from continuing operations	(7,158,451)	(10,153,573)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on conversion of debt and accrued expenses	-	329,526
Depreciation and amortization	8,567	70,929
Debt discount amortization	879,734	276,257
Loss on debt settlement	48,037	-
Loss on crypto dispositions	925,817	-
Impairment expense	-	1,721,760
Imputed interest	20,125	66,257
Stock based compensation	2,059,677	3,524,123
Changes in operating assets and liabilities:
Accounts receivable	(13,254)	13,520
Other current assets	10,000	-
Prepaid expenses	78,080	35,893
Accounts payable	239,958	40,544
Accounts payable – related parties	520,641	447,512
Accrued expenses	235,122	428,845
Deferred revenue	-	(20,000)
Domain marketing development obligation	-	145,906
Net cash used in operating activities, continuing operations	(2,390,922)	(3,162,324)
Net cash provided by operating activities, discontinued operations	12,828	-
Net cash used in operating activities	(2,378,094)	(3,162,324)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for office equipment	(5,342)	(26,158)
Cash received from Comencia acquisition	-	11,989
Cash received from business dispositions	192,973	-
Cash received from sale of cryptocurrency	718,181	-
Cash paid for Congo acquisition	-	(125,000)
Net cash used in investing activities	905,812	(139,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from convertible note	570,250	735,000
Borrowings from promissory note	-	450,000
Payments on promissory note	(206,037)	(30,000)
Proceeds from issuance of common stock	1,070,545	1,662,732
Net cash provided by financing activities	1,434,758	2,817,732

Foreign currency translation adjustment	(5,917)	3,230
Net change in cash and cash equivalents	(43,441)	(480,531)
Cash and cash equivalents, beginning of year	58,712	539,243
Cash and cash equivalents, end of year	15,271	58,712

Non-Cash Transactions:
Issuance of common stock for stock payable	1,828,200	2,559,061
Stock issued for cryptocurrency	1,659,000	-
Conversion of debt to common stock	1,159,572	210,000
Accounts payable and accrued expenses converted to stock - related party	915,200	-
Beneficial conversion feature	536,951	450,246
Debt discount from warrants	-	450,000
Conversion of accrued expenses to stock	61,700	121,986
Debt in exchange for assets - related party	20,000	-
Cryptocurrency issued for AP settlement	15,080	-
Stock issued for debt discount	8,010	-
Stock retired for domains	3,000	-
Stock issued for finder’s fee	1,000	-

The accompanying notes are an integral part of these consolidated financial statements.

DigitalTown, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended February 28, 2019 and 2018

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

At February 28, 2019, the Company had an accumulated deficit of $56,289,322. The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2020. In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

Accounts Receivable

Accounts receivable arise from the software licensing of our Rezserve and Comencia subsidiaries. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of February 28, 2019 and February 28, 2018 of $5,308 and $5,456, respectively.

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

We evaluate any goodwill and intangible assets for impairment on an annual basis each fiscal year end. We also evaluate goodwill and intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill and intangible assets below the carrying amounts. At February 28, 2019, we did not have any goodwill or intangible assets. Based upon our review and analysis as of February 28, 2018, we deemed all of the goodwill and intangible assets acquired in fiscal 2018 as fully impaired. Accordingly, we recognized an impairment expense of $1,721,760 in fiscal 2018.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended February 28, 2019.

The Company recognizes revenue when the following five criteria have been met:

•	Identify the contract with a customer
•	Identify the performance obligations in the contract
•	Determine the transaction price
•	Allocate the transaction price to each performance obligation in the contract
•	Recognize revenue when each performance obligation is satisfied

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

As of February 28, 2019, and February 28, 2018, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during fiscal 2019 or fiscal 2018.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of February 28, 2019, and February 28, 2018, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At February 28, 2019 and February 28, 2018, the Company had no uninsured cash balances.

Prepaid Domain Names

The annual domain name renewal fees are currently capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names are capitalized. See Note 4 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. The Company recorded $8,567 and $6,022 of depreciation expense for fiscal years 2019 and 2018, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. See Note 3 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at February 28, 2019 or February 28, 2018. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification 606 (“ASC 606”)). ASU No. 2014-09 provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price attributable to each separate performance obligation. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific revenue recognition topics. This guidance is effective for the Company for its fiscal year 2019.

The Company adopted using the modified retrospective approach to initially apply the update and recognize the remaining contract value at the date of application. The Company does not expect the adoption of ASU 2014-09 to have any impact on its total cash flows from operating, investing or financing activities.

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

At February 28, 2019 the Company had an accumulated deficit of $56,289,322. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 28, 2020. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 3. Property and Equipment

Property and equipment are as follows:

	February 28,	February 28,
	2019	2018
Office equipment and furniture	$47,914	$43,088
Less accumulated depreciation	(28,706)	(20,655)
Property and equipment, net	$19,208	$22,433

Depreciation expense for fiscal years 2019 and 2018 was $8,567 and $6,022, respectively.

Note 4. Prepaid Domain Names

During the fiscal years 2019 and 2018, the Company incurred $0 and $214,304, respectively, of annual domain name renewal fees, which range between $1.75 and $129 per domain name. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-line basis. During fiscal years 2019 and 2018, the Company recognized $77,977 and $136,328 of expense as cost of revenues related to this amortization. As of February 28, 2019 and February 28, 2018, the Company has $0 and $77,977, respectively, of remaining prepaid domain name renewal fees recorded on the balance sheet. See Note 8 for information on Related Party activity within Prepaid Domain Names.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at February 28, 2019, $542,066 has been accrued as payable to Mr. Pomije. The Company filed an appeal on June 13, 2018. See Note 14 for additional information about transactions between the Company and its former officer.

Deferred Revenue

During fiscal 2019, the Company signed one customer agreement to build customized website and app products. The pilot project agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers' full expectations. As the services requested by the customers have not yet been completed, a total of $186,305 and $170,000 have been recorded as deferred revenue as of February 28, 2019 and February 28, 2018, respectively.

Domain Marketing Development Obligation

During fiscals 2019 and 2018, the Company signed top-level domain marketing development fund agreements with owners of 2 and 13 top level domains, respectively, whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of February 28, 2019 and February 28, 2018, the Company has collected $101,600 and $930,556 in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $168,174 and $145,906 has been recorded as domain marketing development obligation as of February 28, 2019, and February 28, 2018, respectively.

Note 6. Stockholders’ Equity (Deficit)

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2019 Stock Transactions

During fiscal 2019, the Company issued 36,266,251 shares of stock to various investors for stock payable of $1,828,200, cash of $1,070,545 and digital currencies of $1,659,000.

During fiscal 2019, the Company issued 6,716,932 shares to consultants and employees for services provided to the Company. During fiscal 2019, $1,104,832 was expensed related to these shares.

In the fourth quarter of fiscal 2019, the Company issued 252,500 shares for conversion of accounts payable of $19,200. The issuance had no gain or loss as the value of the shares equalled the accounts payable converted.

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

On May 9, 2018, the Company issued 100,000 shares to an employee as a finder’s fee. The shares were valued at $1,000 and was recorded to additional paid in capital due to its related party nature.

During the first quarter of fiscal 2019, the Company sold 2 domains valued at $3,000 to one of the Company’s shareholders in exchange for 15,000 shares, which were returned to treasury.

During May 2018, PowerUp Lending Group Ltd. converted $75,000 of the principal amount, plus $4,500 in accrued and unpaid interest, of the October 30, 2017 note into 1,277,498 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion being within the terms of the note.

During June and July 2018, PowerUp Lending Group Ltd. converted $58,000 of the principal amount, plus $3,480 in accrued and unpaid interest, of the November 30, 2017 note into 1,139,394 shares of the Company's common stock, fully extinguishing this note. There was no gain or loss due to the conversion within the terms of the note.

During January and February 2019, FirstFire Global Opportunities Fund LLC converted $30,565 of the principal amount of the July 10, 2018 note into 6,516,848 shares of the Company’s common stock, leaving a principal balance due of $153,185. There was no gain or loss due to the conversion being within the terms of the note.

On July 10, 2018, the Company issued 90,000 shares of its common stock, valued at $8,010 based on the closing market price on the date of the note agreement, to FirstFire Global Opportunities Fund LLC as consideration for improved terms and conditions on their July 10, 2018 convertible note. The Company recorded a beneficial conversion feature of $143,325 with this note. See Note 13 for more information related to the convertible note.

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

As of February 28, 2019, the Company had 6,080,000 warrants outstanding with an average exercise price of $0.14. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of February 28, 2019 of 7.71 years.

During fiscal 2019, 2,964,740 warrants with an average exercise price of $0.10 expired.

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

The Company utilized the following key assumptions in computing the fair value of the warrants using the Black-Scholes pricing model:

	July 20,	July 27,	February 6,	February 15,	February 16,
	2017	2017	2018	2018	2018
Weighted-average volatility	263%	263%	157%	153%	158%
Expected dividends	None	None	None	None	None
Expected term (in years)	10.00	10.00	1.00	1.00	1.00
Weighted-average risk-free interest rate	1.17%	1.16%	2.00%	1.99%	2.00%
Weighted-average fair value of warrants granted	$0.20	$0.27	$0.15	$0.14	$0.17

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2019 and 2018:

Number of Warrants
Outstanding - February 28, 2017	4,480,000
Granted	6,994,740
Canceled or expired	(2,430,000)
Outstanding - February 28, 2018	9,044,740

Granted	-
Canceled or expired	(2,964,740)
Outstanding - February 28, 2019	6,080,000
Exercisable at February 28, 2019	6,080,000

The following table summarizes information about stock warrants outstanding as of February 28, 2019:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	4,430,000	8.24	$0.10	4,430,000	$0.10
$0.15	300,000	6.10	$0.15	300,000	$0.15
$0.25	850,000	6.19	$0.25	850,000	$0.25
$0.30	500,000	6.54	$0.30	500,000	$0.30
$0.10 - $0.30	6,080,000	7.71	$0.14	6,080,000	$0.14

The Company recorded stock-based compensation expense of $0 and $0 for all outstanding stock warrants for fiscal years 2019 and 2018, respectively. This expense is included in stock-based compensation expense.

Note 7. Stock Options

The Company has one stock option plan called The 2006 Employee Stock and Option Plan (the “2006 Plan”), which has reserved 5,000,000 shares of our common stock for issuance. The types of awards that could be granted under the 2006 Plan include incentive and non-qualified options to purchase shares of common stock, stock appreciation rights, restricted shares, restricted share units, performance awards and other types of stock-based awards. All grants are determined and approved by the Board of Directors. Through February 28, 2019, the Company has only granted non-qualified stock options under the 2006 Plan. The stock options may be granted to officers and employees of the Company. Options granted under the 2006 Plan have exercise prices and vesting terms approved by the Board of Directors at the time of each grant. Vesting terms of the outstanding options range from immediate to four years from the date of grant. The exercise period of the options range from five to ten years from the date of grant.

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

On June 1, 2018, the Company issued 3,555,212 stock options with a fair value of $436,131 to one employee to purchase shares of the Company’s common stock at a price of $0.10. 3,000,000 options vest immediately and are exercisable for five years. 555,212 options vest over 12 months, and are exercisable for five years. In the third quarter of fiscal 2019, the Company expensed an additional $19,621 related to the proportioned vesting of the 555,212 options. The Company terminated this employee’s contract on November 30, 2018, resulting in only 276,845 of the 555,212 options vesting. The balance of 278,367 options have been forfeited.

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

The Company recorded stock-based compensation expense of $764,913 and $164,742 for all outstanding options for fiscal years 2019 and 2018, respectively. This expense is included in stock-based compensation.

The following table summarizes information about the Company’s stock options as of February 28, 2019 and activity during the fiscal years 2019 and 2018:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2017	6,692,310	$0.16
Granted	1,035,159	$0.10
Canceled or expired	(1,492,310)	$0.14
Outstanding - February 28, 2018	6,235,159	$0.16
Granted	9,523,962	$0.07
Canceled or expired	(1,035,159)	$0.10
Outstanding - February 28, 2019	14,723,962	$0.10
Exercisable at February 28, 2019	14,723,962	$0.10

The following table summarizes information about stock options outstanding as of February 28, 2019:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.05	5,968,750	4.67	$0.05	5,968,750	$0.05
$0.10	7,405,212	4.96	$0.10	7,405,212	$0.10
$0.15	200,000	6.77	$0.15	200,000	$0.15
$0.30	700,000	6.42	$0.30	700,000	$0.30
$0.54	375,000	4.93	$0.54	375,000	$0.54
$1.00	75,000	2.62	$1.00	75,000	$1.00
$0.10 - $1.00	14,723,962	4.93	0.10	14,723,962	$0.10

Note 8. Related Party Transactions

Accounts Payable – Related Parties

As of February 28, 2019, the Company owes $9,661 to George Nagy related to operating expenses paid on behalf of the Company and not yet repaid.

As of February 28, 2019, the Company owes $28,000 to Sam Ciacco related to accounting-related services provided in fiscal 2019.

As of February 28, 2019, the Company owes $57,000 to Jeffrey Mills related to consulting services provided during the period December 1, 2018 to February 28, 2019.

As of February 28, 2019, the Company owes $21,000 to Darvin Habben related to consulting services provided during the period December 1, 2018 to February 28, 2019.

As of February 28, 2019, the Company owes $9,905 to Darvin Habben related to operating expenses paid on behalf of the Company and not yet repaid.

As of February 28, 2019, the Company owes $18,000 to James Parsons related to consulting services provided during the period December 1, 2018 to February 28, 2019.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at February 28, 2019, $70,000 has been accrued as payable to Robert Monster.

As of February 28, 2019 and 2018, the Company owes $0 and $7,625, respectively, due to advances made to an employee which is included within accounts payable – related parties.

As of February 28, 2019 and February 28, 2018, the Company owes $0 and $450,500, respectively, to Epik Holdings Inc. related to annual domain name renewal fees to satisfy Domain marketing development obligations. Epik Holdings Inc. is a company controller by Robert Monster, the Company’s former Chief Executive Officer. All amounts owing to Epik Holdings Inc. were converted to a promissory note. See Note 13 for more information.

Prepaid Domain Names

During the fiscal years 2019 and 2018, the Company incurred $0 and $214,304, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company’s former Chief Executive Officer. Epik, then uses those funds to directly to pay Verisign and ICANN companies for the annual domain renewal costs. The costs paid to Epik are at terms similar or better than what Epik charges its other clients.

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2019, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $11,500 and $38,000 in fiscals 2019 and 2018, respectively.

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

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,027, to 5,380,274 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. The company recorded debt discount amortization expense of $191,507 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Derek Schumann, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Greg Foss, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $150,000 promissory note with Darvin Habben, Chairman, to 1,500,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $105,616 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $2,875 during the quarter ended May 31, 2018.

On September 12, 2018, the Company issued a promissory note to Epik Holdings Inc. for $765,200 for conversion of accounts payable - related party. The note bears interest at 4%, and matures on September 12, 2019. The note had accrued interest of $11,069 and a principal balance of $765,200 as of February 28, 2019.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $6,473 and a principal balance of $150,000 as of February 28, 2019.

Sales of Common Stock

During fiscal 2019, the Company sold an aggregate of 5,050,000 shares to five of the Company’s board members totalling $545,000.

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

Directors and Officers

In February 2019, all non-executive directors received a stock grant of 25,000,000 shares. This resulted in a stock-based compensation expense of $200,000 in fiscal 2019. The value of the price per share was determined based on the closing market price on the date of grant.

In the third quarter of fiscal 2019, three newly appointed Directors received a prorated stock grant based on 600,000 annualized shares. This resulted in a stock-based compensation expense of $68,379 in fiscal 2019.

On June 1, 2018, the Company issued 3,555,212 stock options with a fair value of $436,131 to one employee, whom was also a director, to purchase shares of the Company’s common stock at a price of $0.10. 3,000,000 options vest immediately and are exercisable for five years. 555,212 options vest over 12 months, and are exercisable for five years. The Company terminated this employee’s contract on November 30, 2018, resulting in only 276,845 of the 555,212 options vesting. The balance of 278,367 options have been forfeited.

In December 2017, all non-executive directors received a stock grant of 600,000 shares. Mr. Parsons and Mr. Mills received an additional 200,000 shares each, as recognition for completing tasks outside their director responsibilities. This resulted in a stock-based compensation expense of $956,800 in fiscal 2018.

CEO Employment Agreement Share Issuance

The Company expensed $160,000 in annual salary and $476,534 in stock-based compensation in the first nine months of fiscal 2019, and $240,000 in annual salary and $1,026,710 in stock-based compensation in fiscal 2018, related to the employment agreement with Robert Monster, the Company’s former CEO. Robert Monster’s employment with the Company was terminated on September 13, 2018, and his stock-based compensation will continue vesting until June 1, 2019. As of February 28, 2019, $221,392 of Robert Monster’s stock-based compensation remains unvested.

The Company expensed $80,000 in annual salary and $163,897 in stock option awards in fiscal 2019 related to the employment agreement with George Nagy, CEO. George Nagy’s tenure was from September 13, 2018 to December 20, 2018.

CEO Accrued Salary Conversion

On February 16, 2018, Robert Monster converted $70,000 of his accrued salary into 700,000 shares of common stock and 700,000 stock options with an exercise price of $0.10 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $161,000 and $92,507, respectively.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at February 28, 2019, $542,066 has been accrued as payable to Mr. Pomije. The Company filed an appeal on June 13, 2018. See Note 14 for additional information about transactions between the Company and its former officer.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $20,331,988 as of February 28, 2019 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at February 28, 2019 and February 28, 2018:

	2019	2018
Net tax loss carry-forwards	$20,331,988	$15,888,098
Statutory rate	21%	21%
Expected tax recovery	4,269,717	3,336,501
Change in valuation allowance	(4,269,717)	(3,336,501)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$4,269,717	$3,336,501
Less: valuation allowance	(4,269,717)	(3,336,501)
Net deferred tax asset	$-	$-

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at February 28, 2019, $542,066 has been accrued as payable to Mr. Pomije. The Company filed an appeal on June 13, 2018. See Note 14 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of February 28, 2019, there are no operating leases in place.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the fiscal years 2019 and 2018:

	Fiscal 2019	Fiscal 2018
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(7,403,426)	$(10,243,396)
Weighted average number of common shares outstanding	121,297,460	61,786,169
Basic net loss per share	$(0.06)	$(0.17)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(7,403,426)	$(10,243,396)
Weighted average number of common shares outstanding	121,297,460	61,786,169
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	121,297,460	61,786,169
Diluted net loss per share	$(0.06)	$(0.17)

(1)

At both February 28, 2019 and February 28, 2018, there were outstanding stock options equivalent to 14,723,962 and 6,235,159 common shares, respectively. The stock options are anti-dilutive at February 28, 2018 and February 28, 2017 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At February 28, 2019 and February 28, 2018, there were outstanding warrants equivalent to 6,080,000 and 9,044,740 common shares, respectively. The warrants are anti-dilutive at February 28, 2019 and February 28, 2018 and therefore, have been excluded from diluted earnings (loss) per share.

Note 12. Acquisitions

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

The unaudited supplemental pro forma results of operations of the combined entities had the date of the acquisition been March 1, 2017 are as follows:

Pro Forma:
For Fiscal Year
2018
Revenues	$367,923

Cost of revenues	1,053,184

Gross profit (loss)	(685,261)

Operating expenses:
Selling, general and administrative expenses	7,454,580

Loss from operations	(8,139,841)

Other income (expense)	(2,096,091)

Net loss	$(10,235,932)

Weighted average number of common shares
Outstanding – basic and fully diluted	61,786,169

Net loss per share – basic and fully diluted	$(0.17)

Note 13. Debt

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2019, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $11,500 and $38,000 in fiscals 2019 and 2018, respectively.

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

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,028, to 5,380,274 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $191,507 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Derek Schumann, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Greg Foss, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $150,000 promissory note with Darvin Habben, Chairman, to 1,500,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $105,616 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $2,875 during the quarter ended May 31, 2018.

Epik Holdings - Note

On September 12, 2018, the Company issued a promissory note to Epik Holdings Inc. for $765,200 for conversion of accounts payable - related party. The note bears interest at 4%, and matures on September 12, 2019. The note had accrued interest of $11,069 as of February 28, 2019.

Robert Monster - Note

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $6,473 as of February 28, 2019.

Convertible Note Payable - Third Party

PowerUp Lending - Note 1

On October 30, 2017, the Company issued a convertible note to PowerUp Lending Group Ltd. for $75,000 of cash consideration. The note bears interest at 12%, matures on October 30, 2018, and is convertible days into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $47,951 due to this conversion feature.

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

PowerUp Lending - Note 2

On November 30, 2017, the Company issued a convertible note to PowerUp Lending Group Ltd. for $58,000 of cash consideration. The note bears interest at 12%, matures on November 30, 2018, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $28,754 due to this conversion feature. The note had accrued interest of $3,456 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $19,213. The Company recorded debt discount amortization expense of $9,541 during the quarter ended May 31, 2018.

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

PowerUp Lending - Note 3

On January 18, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $53,000 of cash consideration. The note bears interest at 12%, matures on January 18, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $33,164 due to this conversion feature. The note had accrued interest of $2,304 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $21,608. The Company recorded debt discount amortization expense of $8,471 during the quarter ended May 31, 2018.

On July 11, 2018, the Company paid $78,323 to PowerUp Lending Group Ltd., representing $53,000 for the principal of the January 18, 2018 note, $3,099 in accrued and unpaid interest, and $22,224 in losses on settlement of debt. The Company recorded debt discount amortization expense of $21,608, representing the debt discount balance, due to the extinguishment of this note.

PowerUp Lending - Note 4

On September 17, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $85,000 of cash consideration. The note bears interest at 12%, matures on September 17, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $85,000 due to this conversion feature. The note had accrued interest of $4,583 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $46,808. The Company recorded debt discount amortization expense of $38,192 during fiscal 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

PowerUp Lending - Note 5

On October 23, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $53,000 of cash consideration. The note bears interest at 12%, matures on October 23, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $49,926 due to this conversion feature. The note had accrued interest of $2,230 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $32,417. The Company recorded debt discount amortization expense of $17,508 during fiscal 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

PowerUp Lending - Note 6

On January 22, 2019, the Company issued a convertible note to PowerUp Lending Group Ltd. for $12,500 of cash consideration. The note bears interest at 12%, matures on January 22, 2020, and is convertible after 180 days into common stock at 50% of the lowest closing market prices of the previous 20 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $12,500 due to this conversion feature. The note had accrued interest of $152 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $11,233. The Company recorded debt discount amortization expense of $1,267 during the quarter ended February 28, 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Crown Bridge - Note 1

On January 30, 2018, the Company issued a convertible note to Crown Bridge Partners, LLC. for $55,000 of cash consideration. The note bears interest at 10%, matures on January 30, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $33,246 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $1,812 as of May 31, 2018. The debt discount had a balance at May 31, 2018 of $24,305. The Company recorded debt discount amortization expense of $9,062 during the quarter ended May 31, 2018.

On July 25, 2018, the Company paid $83,312 to Crown Bridge Partners, LLC., representing $55,000 for the principal of the January 30, 2018 note, $2,499 in accrued and unpaid interest, and $25,813 in losses on settlement of debt. The Company recorded debt discount amortization expense of $24,305, representing the debt discount balance, due to the extinguishment of this note.

Crown Bridge - Note 2

On September 27, 2018, the Company issued a convertible note to Crown Bridge Partners, LLC. for $55,000 of cash consideration. The note bears interest at 10%, matures on September 29, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $52,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $2,321 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $31,795. The Company recorded debt discount amortization expense of $23,205 during fiscal 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

FirstFire Global Opportunities - Note 1

On July 10, 2018, the Company issued a convertible note and 90,000 shares of its common stock to FirstFire Global Opportunities Fund LLC for $183,750 of cash consideration. The note bears interest at 10%, matures on July 10, 2019, and is convertible into common stock at the lower of $0.20 per share or 75% of the lowest closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $143,325 due to a ratchet triggering event also on July 10, 2018, which lowered the conversion price to $0.05 per share. The Company recorded a $8,750 debt discount representing the original issue discount. The Company also recorded a $8,010 debt discount due to the 90,000 shares issued. On January 23, 2019, the convertible note was amended to increase the principal by $5,000 for $5,000 of cash consideration. The Company recorded a further debt discount of $5,000 related to the conversion feature of the January 23, 2019 amendment. The note had accrued interest of $12,049 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $59,702. The Company recorded debt discount amortization expense of $105,383 during fiscal 2019.

On January 11, 2019, FirstFire Global Opportunities Fund LLC converted $10,000 of the principal amount of the July 10, 2018 note into 1,086,065 shares of the Company’s common stock, leaving a principal balance due of $173,750.

On February 7, 2019, FirstFire Global Opportunities Fund LLC converted $10,000 of the principal amount of the July 10, 2018 note into 1,930,783 shares of the Company’s common stock, leaving a principal balance due of $163,750.

On February 21, 2019, FirstFire Global Opportunities Fund LLC converted $10,565 of the principal amount of the July 10, 2018 note into 3,500,000 shares of the Company’s common stock, leaving a principal balance due of $153,185.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

EMA Financial - Note 1

On October 22, 2018, the Company issued a convertible note to EMA Financial, LLC for $53,000 of cash consideration. The note bears interest at 10%, matures on October 22, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 15 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $53,000 due to this conversion feature. The note had accrued interest of $1,873 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $34,268. The Company recorded debt discount amortization expense of $18,732 during fiscal 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

JSJ Investments - Note 1

On October 22, 2018, the Company issued a convertible note to JSJ Investments Inc. for $59,500 of cash consideration. The note bears interest at 12%, matures on October 22, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $57,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $2,523 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $38,471. The Company recorded debt discount amortization expense of $21,029 during fiscal 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

Auctus Fund - Note 1

On November 14, 2018, the Company issued a convertible note to Auctus Fund, LLC for $85,000 of cash consideration. The note bears interest at 12%, matures on November 14, 2019, and is convertible into common stock at 61% of the lowest trading price of the previous 25 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $77,750 due to this conversion feature. The Company also recorded a $7,250 debt discount due to issuance fees. The note had accrued interest of $2,962 as of February 28, 2019. The debt discount had a balance at February 28, 2019 of $60,315. The Company recorded debt discount amortization expense of $24,685 during fiscal 2019..

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

On May 9, 2018, the Company converted the $100,000 promissory note with Donovan Olson, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

Note 14. Transactions with Former Officers

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at February 28, 2019, $542,066 has been accrued as payable to Mr. Pomije. The Company filed an appeal on June 13, 2018.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at February 28, 2019, $70,000 has been accrued as payable to Robert Monster.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $6,473 and a principal balance of $150,000 as of February 28, 2019.

Note 15. Intangible Assets and Goodwill

Goodwill

The carrying value of goodwill at February 28, 2019 and February 28, 2018 was $0. During fiscal 2019 and fiscal 2018, the Company made two acquisitions which resulted in $0 and $549,667 of goodwill being recorded, and subsequently impaired, respectively. See Note 12 for more information about acquisitions.

Intangible assets

The carrying value of intangible assets at February 28, 2019 and February 28, 2018 was $0. During fiscal 2018, the Company acquired $1,237,000 of intangible assets, including $432,000 of code base and databases, $420,000 of platform and code base, $250,000 of app portfolios, and $135,000 of app handles. During fiscal 2018, the Company recorded $64,907 of amortization expense related to intangible assets.

Impairments

We evaluate our goodwill and intangible assets for impairment on an annual basis each fiscal year end. At February 28, 2019, we did not have any goodwill or intangible assets. Based upon our review and analysis, we deemed all of the goodwill and intangible assets acquired in fiscal 2018 as fully impaired as of February 28, 2018. Accordingly, we recognized an impairment expense of $1,721,760 in fiscal 2018. This reflects the full amount of goodwill and the unamortized balance of the intangible assets.

Note 16. Digital Currencies

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

Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of February 28, 2019, the Company did not hold any digital currencies.

Note 17. Discontinued Operations

Appointment.com Disposal

On October 9, 2018, the Appointment.com division was sold to an arms length third party for $150,000 in cash consideration, less closing costs of $17,028, resulting in a net gain on disposal of asset of $132,972 in fiscal 2019.

There are no assets and no liabilities held for sale on February 28, 2019.

The following table summarizes the income (loss) from discontinued operations for Appointment.com:

	Fiscal 2019	Fiscal 2018

Revenues	$51,627	$101,457
Cost of revenues	21,992	33,448
Gross profit (loss)	29,635	68,009

Operating expenses:
Selling, general and administrative expenses	5,250	9,000

Income from operations	24,385	59,009

Income tax provision	-	-
Net income	$24,385	$59,009

got.law Disposal

On December 11, 2018, the got.law division was sold to related party for $1 in cash consideration and $20,000 in forgiveness of debt, resulting in a gain on disposal of asset of $20,001 in fiscal 2019. This gain was recorded to additional paid in capital as it represented contributed capital due to its related party nature.

There are no assets and no liabilities held for sale on February 28, 2019.

The following table summarizes the income (loss) from discontinued operations for got.law:

	Fiscal 2019	Fiscal 2018

Revenues	$397	-
Cost of revenues	(96,065)	-
Gross profit (loss)	(96,065)	-

Operating expenses:
Selling, general and administrative expenses	75,698	$53,585

Loss from operations	(171,366)	(53,585)

Income tax provision	-	-
Net loss	$(171,366)	$(53,585)

Rezserve Disposal

On February 26, 2019, the Company sold the assets of it’s fully owned subsidiary, Rezserve Technologies Ltd., to an arms length third party for $30,000 in cash consideration, resulting in a gain on disposal of asset of $30,000 in fiscal 2019.

There are no assets held for sale, and there are $4,188 in liabilities held for sale on February 28, 2019. Liabilities consisted of cash collected from customers on behalf of the acquiring party.

The following table summarizes the income (loss) from discontinued operations for Rezserve:

	Fiscal 2019	Fiscal 2018

Revenues	$104,340	$91,371
Cost of revenues	32,806	57,056
Gross profit (loss)	71,534	34,315

Operating expenses:
Selling, general and administrative expenses	69,142	61,282

Income (loss) from operations	2,392	(26,967)

Income tax provision	-	-
Net income (loss)	$2,392	$(26,967)

Comencia Disposal

On February 26, 2019, the Company sold the assets of it’s fully owned subsidiary, Comencia Inc., to an arms length third party for $30,000 in cash consideration, resulting in a gain on disposal of asset of $30,000 in fiscal 2019.

There are no assets held for sale, and there are $8,640 in liabilities held for sale on February 28, 2019. Liabilities consisted of cash collected from customers on behalf of the acquiring party.

The following table summarizes the income (loss) from discontinued operations for Comencia:

	Fiscal 2019	Fiscal 2018

Revenues	$63,593	$53,567
Cost of revenues	135,099	51,386
Gross profit (loss)	(71,506)	2,181

Operating expenses:
Selling, general and administrative expenses	28,880	70,461

Loss from operations	(100,386)	(68,280)

Income tax provision	-	-
Net loss	$(100,386)	$(68,280)

Note 18. Subsequent Events

On April 30, 2019, Sam Ciacco was appointed as CEO and Chairman, and member of the Board of Directors.

On April 30, 2019, Kevin Wilson was appointed as CFO and Treasurer, and member of the Board of Directors.

On May 1, 2019, Darv Habben resigned as Chairman and member of the Board of Directors.

On May 1, 2019, Jeff Mills resigned as Secretary and member of the Board of Directors.

Note Conversions

FirstFire Global Opportunities - Note 1

On March 6, 2019, FirstFire Global Opportunities Fund LLC converted $10,431 of the principal amount of the July 10, 2018 note into 4,700,000 shares of the Company’s common stock, leaving a principal balance due of $142,754.

On March 18, 2019, FirstFire Global Opportunities Fund LLC converted $10,230 of the principal amount of the July 10, 2018 note into 5,000,000 shares of the Company’s common stock, leaving a principal balance due of $132,524.

On March 25, 2019, FirstFire Global Opportunities Fund LLC converted $11,328 of the principal amount of the July 10, 2018 note into 6,000,000 shares of the Company’s common stock, leaving a principal balance due of $121,196.

On March 29, 2019, FirstFire Global Opportunities Fund LLC converted $11,938 of the principal amount of the July 10, 2018 note into 8,000,000 shares of the Company’s common stock, leaving a principal balance due of $109,258.

On April 8, 2019, FirstFire Global Opportunities Fund LLC converted $6,600 of the principal amount of the July 10, 2018 note into 6,000,000 shares of the Company’s common stock, leaving a principal balance due of $102,658.

On May 9, 2019, FirstFire Global Opportunities Fund LLC converted $6,204 of the principal amount of the July 10, 2018 note into 9,500,000 shares of the Company’s common stock, leaving a principal balance due of $96,084.

On May 14, 2019, FirstFire Global Opportunities Fund LLC converted $7,313 of the principal amount of the July 10, 2018 note into 10,900,000 shares of the Company’s common stock, leaving a principal balance due of $88,770.

On May 16, 2019, FirstFire Global Opportunities Fund LLC converted $6,812 of the principal amount of the July 10, 2018 note into 12,400,000 shares of the Company’s common stock, leaving a principal balance due of $81,958.

On May 20, 2019, FirstFire Global Opportunities Fund LLC converted $4,920 of the principal amount of the July 10, 2018 note into 14,100,000 shares of the Company’s common stock, leaving a principal balance due of $77,038.

On May 21, 2019, FirstFire Global Opportunities Fund LLC converted $9,276 of the principal amount of the July 10, 2018 note into 24,300,000 shares of the Company’s common stock, leaving a principal balance due of $67,762.

On May 23, 2019, FirstFire Global Opportunities Fund LLC converted $12,478 of the principal amount of the July 10, 2018 note into 31,200,000 shares of the Company’s common stock, leaving a principal balance due of $55,284.

On May 24, 2019, FirstFire Global Opportunities Fund LLC converted $11,353 of the principal amount of the July 10, 2018 note into 34,300,000 shares of the Company’s common stock, leaving a principal balance due of $43,931.

On May 28, 2019, FirstFire Global Opportunities Fund LLC converted $7,584 of the principal amount of the July 10, 2018 note into 36,000,000 shares of the Company’s common stock, leaving a principal balance due of $36,347.

Auctus Fund - Note 1

On May 17, 2019, Auctus Fund, LLC converted $2,334 of the principal amount and $5,086 of accrued and unpaid interest of the November 14, 2018 note into 21,998,800 shares of the Company’s common stock, leaving a principal balance due of $82,666.

On May 28, 2019, Auctus Fund, LLC converted $7,440 of the principal amount and $299 of accrued and unpaid interest of the November 14, 2018 note into 34,328,200 shares of the Company’s common stock, leaving a principal balance due of $75,227.

On June 6, 2019, Auctus Fund, LLC converted $6,162 of the principal amount and $223 of accrued and unpaid interest of the November 14, 2018 note into 43,027,563 shares of the Company’s common stock, leaving a principal balance due of $69,065.

Crown Bridge - Note 2

On April 4, 2019, Crown Bridge Partners, LLC converted $9,022 of the principal amount of the September 27, 2018 note into 9,200,000 shares of the Company’s common stock, leaving a principal balance due of $45,978.

On April 12, 2019, Crown Bridge Partners, LLC converted $10,111 of the principal amount of the September 27, 2018 note into 11,790,000 shares of the Company’s common stock, leaving a principal balance due of $35,867.

On April 23, 2019, Crown Bridge Partners, LLC converted $10,956 of the principal amount of the September 27, 2018 note into 12,380,000 shares of the Company’s common stock, leaving a principal balance due of $25,411.

On May 3, 2019, Crown Bridge Partners, LLC converted $7,852 of the principal amount of the September 27, 2018 note into 13,580,000 shares of the Company’s common stock, leaving a principal balance due of $17,930.

On May 9, 2019, Crown Bridge Partners, LLC converted $6,745 of the principal amount of the September 27, 2018 note into 17,250,000 shares of the Company’s common stock, leaving a principal balance due of $11,185.

On May 16, 2019, Crown Bridge Partners, LLC converted $8,509 of the principal amount of the September 27, 2018 note into 21,450,000 shares of the Company’s common stock, leaving a principal balance due of $3,177.

On May 21, 2019, Crown Bridge Partners, LLC converted $3,1766 of the principal amount and $3,407 of accrued and unpaid interest of the September 27, 2018 note into 25,300,000 shares of the Company’s common stock, leaving a principal balance due of $0, not including default penalties and interest.

On May 22, 2019, Crown Bridge Partners, LLC converted $7,550 of the principal default amount of the September 27, 2018 note into 30,000,000 shares of the Company’s common stock, leaving a principal default balance due of $24,793.

On May 28, 2019, Crown Bridge Partners, LLC converted $7,108 of the principal default amount of the September 27, 2018 note into 34,320,000 shares of the Company’s common stock, leaving a principal default balance due of $17,685.

JSJ Investments - Note 1

On May 6, 2019, JSJ Investments Inc. converted $8,137 of the principal amount of the October 22, 2018 note into 15,067,787 shares of the Company’s common stock, leaving a principal balance due of $51,363.

On May 16, 2019, JSJ Investments Inc. converted $8,741 of the principal amount of the October 22, 2018 note into 20,087,963 shares of the Company’s common stock, leaving a principal balance due of $42,622.

On May 21, 2019, JSJ Investments Inc. converted $7,637 of the principal amount of the October 22, 2018 note into 24,245,023 shares of the Company’s common stock, leaving a principal balance due of $34,985.

On May 28, 2019, JSJ Investments Inc. converted $6,736 of the principal amount of the October 22, 2018 note into 35,389,771 shares of the Company’s common stock, leaving a principal balance due of $28,249.

EMA Financial - Note 1

On May 3, 2019, EMA Financial LLC converted $5,105 of the principal amount of the October 25, 2018 note into 13,000,000 shares of the Company’s common stock, leaving a principal balance due of $73,968, including additional $25,000 default amounts.

On May 9, 2019, EMA Financial LLC converted $8,832 of the principal amount of the October 25, 2018 note into 16,000,000 shares of the Company’s common stock, leaving a principal balance due of $65,994.

On May 14, 2019, EMA Financial LLC converted $9,259 of the principal amount of the October 25, 2018 note into 20,000,000 shares of the Company’s common stock, leaving a principal balance due of $56,734.

On May 21, 2019, EMA Financial LLC converted $6,223 of the principal amount of the October 25, 2018 note into 22,000,000 shares of the Company’s common stock, leaving a principal balance due of $50,511.

Power Up Lending - Note 4

On March 21, 2019, Power Up Lending Group Ltd. converted $18,130 of the principal amount of the September 17, 2018 note into 7,554,167 shares of the Company’s common stock, leaving a principal balance due of $66,870.

On March 25, 2019, Power Up Lending Group Ltd. converted $13,600 of the principal amount of the September 17, 2018 note into 7,555,556 shares of the Company’s common stock, leaving a principal balance due of $53,270.

On March 27, 2019, Power Up Lending Group Ltd. converted $13,595 of the principal amount of the September 17, 2018 note into 7,552,778 shares of the Company’s common stock, leaving a principal balance due of $39,675.

On March 29, 2019, Power Up Lending Group Ltd. converted $16,620 of the principal amount of the September 17, 2018 note into 9,233,333 shares of the Company’s common stock, leaving a principal balance due of $23,055.

On April 1, 2019, Power Up Lending Group Ltd. converted $14,770 of the principal amount of the September 17, 2018 note into 9,231,250 shares of the Company’s common stock, leaving a principal balance due of $8,285.

On April 4, 2019, Power Up Lending Group Ltd. converted $8,285 of the principal amount, plus $5,100 in accrued and unpaid interest, of the September 17, 2018 note into 9,560,714 shares of the Company’s common stock, fully extinguishing this note.

PowerUp Lending - Note 5

On April 26, 2019, Power Up Lending Group Ltd. converted $12,900 of the principal amount of the October 23, 2018 note into 11,727,273 shares of the Company’s common stock, leaving a principal balance due of $40,100.

On April 30, 2019, Power Up Lending Group Ltd. converted $11,500 of the principal amount of the October 23, 2018 note into 11,734,694 shares of the Company’s common stock, leaving a principal balance due of $28,600.

On May 2, 2019, Power Up Lending Group Ltd. converted $10,000 of the principal amount of the October 23, 2018 note into 11,764,706 shares of the Company’s common stock, leaving a principal balance due of $18,600.

On May 3, 2019, Power Up Lending Group Ltd. converted $8,600 of the principal amount of the October 23, 2018 note into 11,780,822 shares of the Company’s common stock, leaving a principal balance due of $10,000.

On May 6, 2019, Power Up Lending Group Ltd. converted $8,600 of the principal amount of the October 23, 2018 note into 11,780,822 shares of the Company’s common stock, leaving a principal balance due of $1,400.

On May 8, 2019, Power Up Lending Group Ltd. converted $1,400 of the principal amount, plus $3,180 in accrued and unpaid interest, of the October 23, 2018 note into 6,273,973 shares of the Company’s common stock, fully extinguishing this note.

Debt Conversion

On March 1, 2019, the Company converted the $110,000 balance of Clint Skidmore’s December 22, 2017 convertible note to stock payable, and 2,200,000 $0.05 five-year warrants.

In May 2019, the company converted $350,987 of accounts payable and accrued payables to stock payable.

Note Issuances

On May 9, 2019, the Company issued a convertible note to PowerUp Lending Group Ltd. for $45,000 of cash consideration. The note bears interest at 12%, matures on May 9, 2020, and is convertible after 180 days into common stock at 55% of the lowest closing market prices of the previous 20 trading days prior to conversion.

Legal Proceedings

On April 1, 2019, the Court of Appeals issued its Unpublished Opinion in favor of the Company with respect to its appeal filed against Mr. Richard Pomije’s judgement on June 13, 2018. Negotiations are underway to settle this lawsuit prior to trial, which is scheduled for January 2020.

Preferred Shares

In June 2019, the Company has authorized a Preferred Share class of super-voting shares to facilitate an increase of the Authorized Common Stock limit. The additional availability of shares will allow the Company to continue meeting its obligations and secure its ability to fund minimum operating requirements.

There were no additional significant subsequent events through June 12, 2019, the date the financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of February 28, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of February 28, 2019 and as a result, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of February 28, 2019, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of February 28, 2019. Management identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

During the fiscal year ended February 28, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning each of the directors and executive officers of DigitalTown, Inc.

Name	Age	Position
Sam Ciacco	42	Chief Executive Officer and Chairman
Kevin Wilson	61	Chief Financial Officer and Director

SAM CIACCO. Mr. Sam Ciacco was appointed as a member of the Board of Directors, as its Chairman, and as Chief Executive Officer on April 30, 2019. Mr. Ciacco is a respected industry professional with a proven track record of implementing structure and discipline, working in Canada, the United States and the Middle East, with a focus on improving organizational culture. Sam is known for his ability to forensically audit financial and operational processes of companies and improve profitability and shareholder value. From September 2017 to December 2018, Mr. Ciacco served the Company in various roles including Vice President of Finance. In evaluating Mr. Ciacco’s specific experience, qualifications, attributes and skills in connection with his appointment to the Board, the Company considered Mr. Ciacco’s industry experience and intimate knowledge of the Company.

KEVIN WILSON. Mr. Wilson was appointed as a member of the Board of Directors, and as Chief Financial Officer and Secretary of the Company on April 30, 2019. Mr. Wilson has almost four decades of finance leadership and entrepreneurial experiences from a wide variety of organizations. Under Mr. Wilson’s leadership, he has assisted growth companies in various sectors. Mr. Wilson is a Stanford University undergraduate with an MBA from UCLA.

Directors are elected at the annual meeting of the stockholders and serve until their successors are elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

Committees of the Board of Directors

DigitalTown has chartered 5 standing committees, comprised of the 2 Board members. Each committee has a formal charter and a non-executive Chair. Through committee work, the Board is actively involved in stewardship of the Company both during Board meetings and between Board meetings as the Company seeks to exercise its fiduciary duty for all stakeholders while building an industry-leading enterprise. All committees are currently chaired by Mr. Wilson, with Mr. Ciacco as the second member, until such time additional Board members are added.

Audit Committee

The Audit Committee is responsible for assisting the Board of Directors with respect to its oversight of corporate accounting, reporting practices of the Company and the quality and integrity of the financial reports of the Company. The Board has named Mr. Habben as the Audit Committee Financial Expert as defined by Item 401(h)(2) of Regulation S-K under the Securities Act of 1933. The Company acknowledges that the designation of Mr. Wilson as the Audit Committee Financial Expert does not impose on him any duties, obligations or liability that are greater than the duties, obligations and liability imposed on him as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid for services rendered during the fiscal years ended February 28, 2019 and February 28, 2018 to the Principal Executive Officer/Chief Executive Officer and the Principal Financial Officer/Chief Financial Officer.

Summary Compensation Table

Name and Principal Position	Fiscal year	Salary	Bonus	Stock Option Awards (1)	Other Annual Compensation (2)	Total Compensation
Robert Monster, CEO	2019	$160,000	-	-	$476,534	$636,534
(Principal Executive Officer), & Director	2018	$240,000	-	-	$1,026,710	$1,266,710

George Nagy, CEO	2019	$80,000	-	$163,897	-	$243,897
(Principal Executive Officer), & Director

Darvin R. Habben	2019	$21,000	-	-	$100,000	$121,000
Chairman & Director	2018	-	-	-	$144,000	$144,000

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

OPTIONS GRANTED IN THE LAST FISCAL YEAR

The following table sets forth information regarding options granted to the named executive officers and directors during fiscal 2019.

Grants of Plan-Based Awards

Name	Grant Date	Number of shares - Underlying options granted	Exercise Price ($/Share)	Grant Date Fair Value	Expiration Date
None

OUTSTANDING OPTIONS AT FISCAL YEAR-END

The following table provides information relating to the value of shares of common stock subject to options held by the named executive officers and directors as of February 28, 2019.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Unexercised Options Exercisable	Number of Unexercised Options Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Jeffrey L. Mills	75,000	-	$1.00	10/10/21
Jeffrey L. Mills	300,000	-	$0.54	2/3/24
Jeffrey L. Mills	300,000	-	$0.10	11/13/24
Jeffrey L. Mills	300,000	-	$0.10	12/1/24
Jeffrey L. Mills	200,000	-	$0.10	5/5/25
Jeffrey L. Mills	200,000	-	$0.10	6/3/25
Jeffrey L. Mills	200,000	-	$0.10	12/4/25
Sam Ciacco	500,000	-	$0.05	10/1/23
Sam Ciacco	750,000	-	$0.05	11/21/23

OPTIONS EXERCISED BY THE EXECUTIVE OFFICERS AND DIRECTORS IN THE LAST FISCAL YEAR

None

DIRECTORS' COMPENSATION

In February 2019, all non-executive directors were each granted 25,000,000 shares for the 2019 calendar year.

In December 2017, all non-executive directors received a stock grant of 600,000 shares for the 2018 calendar year. Mr. Parsons and Mr. Mills received an additional 200,000 shares each, as recognition for completing tasks outside their director responsibilities.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, on an as converted basis, beneficially owned as of February 28, 2019 for (i) each stockholder we know to be the beneficial owner of 5% or more of our outstanding common stock; (ii) all directors and executive officers; and (iii) all directors and executive officers as a group. The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the SEC and, accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person as well as other securities as to which the person has or shares voting or investment power or has the right to acquire within 60 days, per rule 13d-3(d)(1) under the Securities and Exchange Act of 1934. As of February 28, 2019, we had 146,740,570 issued and outstanding shares of common stock.

Name of Beneficial Owner	Number of shares	Percentage of Outstanding Shares
Directors and Officers:
Darvin R. Habben	17,114,274	11.7%
Derek Schumann	2,950,000	2.0%
Jeff Mills	2,039,950	1.4%
Kenwei Chong	1,900,000	1.3%

All directors and executive officers as a group	24,004,224	16.4%

5% Stockholders:
Catena One Fund, LP	16,277,489	11.1%
Robert Monster	15,004,003	10.2%
Richard A. Pomije	13,430,757	9.2%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Accounts Payable – Related Parties

As of February 28, 2019, the Company owes $9,661 to George Nagy related to operating expenses paid on behalf of the Company and not yet repaid.

As of February 28, 2019, the Company owes $28,000 to Sam Ciacco related to accounting-related services provided in fiscal 2019.

As of February 28, 2019, the Company owes $57,000 to Jeffrey Mills related to consulting services provided during the period December 1, 2018 to February 28, 2019.

As of February 28, 2019, the Company owes $21,000 to Darvin Habben related to consulting services provided during the period December 1, 2018 to February 28, 2019.

As of February 28, 2019, the Company owes $9,905 to Darvin Habben related to operating expenses paid on behalf of the Company and not yet repaid.

As of February 28, 2019, the Company owes $18,000 to James Parsons related to consulting services provided during the period December 1, 2018 to February 28, 2019.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at February 28, 2019, $70,000 has been accrued as payable to Robert Monster.

As of February 28, 2019 and 2018, the Company owes $0 and $7,625, respectively, due to advances made to an employee which is included within accounts payable – related parties.

As of February 28, 2019 and February 28, 2018, the Company owes $0 and $450,500, respectively, to Epik Holdings Inc. related to annual domain name renewal fees to satisfy Domain marketing development obligations. Epik Holdings Inc. is a company controller by Robert Monster, the Company’s former CEO. All amounts owing to Epik Holdings Inc. were converted to a promissory note. See Note 13 for more information.

Prepaid Domain Names

During the fiscal years 2019 and 2018, the Company incurred $0 and $214,304, respectively, of annual domain name renewal fees. The amounts paid for the annual domain name renewal fees are paid directly to Epik Holdings Inc., a company which is controlled by Robert Monster, the Company’s former CEO. Epik, then uses those funds to directly to pay Verisign and ICANN companies for the annual domain renewal costs. The costs paid to Epik are at terms similar or better than what Epik charges its other clients.

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2019, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $11,500 and $38,000 in fiscals 2019 and 2018, respectively.

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

On May 9, 2018, the Company converted the $500,000 convertible note with Darvin Habben, Chairman, along with accrued and unpaid interest of $38,027, to 5,380,274 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. The company recorded debt discount amortization expense of $191,507 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Derek Schumann, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $100,000 promissory note with Greg Foss, Director, to 1,000,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $69,452 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $1,917 during the quarter ended May 31, 2018.

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

On May 9, 2018, the Company converted the $150,000 promissory note with Darvin Habben, Chairman, to 1,500,000 shares of its common stock at a conversion price of $0.10 per share, fully extinguishing this note. There was no gain or loss on this conversion as the conversion price and market price were equal. The company recorded debt discount amortization expense of $105,616 during the quarter ended May 31, 2018, related to this debt’s conversion recorded at inception. The note had imputed interest of $2,875 during the quarter ended May 31, 2018.

On September 12, 2018, the Company issued a promissory note to Epik Holdings Inc. for $765,200 for conversion of accounts payable - related party. The note bears interest at 4%, and matures on September 12, 2019. The note had accrued interest of $11,069 and a principal balance of $765,200 as of February 28, 2019.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $6,473 and a principal balance of $150,000 as of February 28, 2019.

Sales of Common Stock

During fiscal 2019, the Company sold an aggregate of 5,050,000 shares to five of the Company’s board members totalling $545,000.

During fiscal 2018, the Company sold an aggregate of 2,100,000 shares to two of the Company’s board members at the market price of $250,000.

Employment Agreements

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

Directors and Officers

In February 2019, all non-executive directors received a stock grant of 25,000,000 shares. This resulted in a stock-based compensation expense of $200,000 in fiscal 2019. The value of the price per share was determined based on the closing market price on the date of grant.

In the third quarter of fiscal 2019, three newly appointed Directors received a prorated stock grant based on 600,000 annualized shares. This resulted in a stock-based compensation expense of $68,379 in fiscal 2019.

On June 1, 2018, the Company issued 3,555,212 stock options with a fair value of $436,131 to one employee, whom was also a director, to purchase shares of the Company’s common stock at a price of $0.10. 3,000,000 options vest immediately and are exercisable for five years. 555,212 options vest over 12 months, and are exercisable for five years. The Company terminated this employee’s contract on November 30, 2018, resulting in only 276,845 of the 555,212 options vesting.

In December 2017, all non-executive directors received a stock grant of 600,000 shares. Mr. Parsons and Mr. Mills received an additional 200,000 shares each, as recognition for completing tasks outside their director responsibilities. This resulted in a stock-based compensation expense of $956,800 in fiscal 2018.

CEO Employment Agreement Share Issuance

The Company expensed $160,000 in annual salary and $476,534 in stock-based compensation in fiscal 2019, and $240,000 in annual salary and $1,026,710 in stock-based compensation in fiscal 2018, related to the employment agreement with Robert Monster, the Company’s former CEO. Robert Monster’s employment with the Company was terminated on September 13, 2018, and his stock-based compensation will continue vesting until June 1, 2019. As of February 28, 2019, $221,392 of Robert Monster’s stock-based compensation remains unvested.

The Company expensed $80,000 in annual salary and $163,897 in stock option awards in fiscal 2019 related to the employment agreement with George Nagy, CEO. George Nagy’s tenure was from September 13, 2018 to December 20, 2018.

CEO Accrued Salary Conversion

On February 16, 2018, Robert Monster converted $70,000 of his accrued salary into 700,000 shares of common stock and 700,000 stock options with an exercise price of $0.10 and a vesting period of 12 months. The shares and options were valued on the conversion date in the amounts of $161,000 and $92,507, respectively.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at February 28, 2019, $542,066 has been accrued as payable to Mr. Pomije. The Company filed an appeal on June 13, 2018. See Note 14 for additional information about transactions between the Company and its former officer.

ITEM 14. INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

M&K CPAS, PLLC ("M&K") served as the Company’s independent registered public accounting firm during the fiscal years ended February 28, 2019 and February 28, 2018. The aggregate fees billed by M&K for professional services rendered for the audit of our annual consolidated financial statements included in our annual reports on Form 10-K and for the reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q for the fiscal years 2019 and 2018 were $49,500 and $53,500, respectively. There were no aggregate fees billed by M&K for other audit related services or tax services for the fiscal years 2019 or 2018.

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

PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

Audited Consolidated Financial Statements for the year ended February 28, 2019 and February 28, 2018

(b)	Exhibits.

3.1	Articles of Incorporation - March 23, 1982
3.2	Bylaws (1)
3.3	Certificate of Consent to Use Corporate Name - Command Small Computer Learning Center Inc. - September 15, 1982
3.4	Election to Become Governed by Chapter 302A - July 13, 1983
3.5	Articles of Amendment - Name Change to Command Electronics Inc. - April 2, 1987
3.6	Articles of Amendment - January 29, 1997
3.7	Articles of Amendment - Name Change to CyberStar Computer Corporation - April 2, 1997
3.8	Articles of Amendment - January 7, 1998
3.9	Articles of Amendment - June 30, 1998
3.10	Articles of Amendment - Name Change to eNetpc, Inc - August 8, 2000
3.11	Articles of Amendment - January 14, 2004
3.12	Articles of Amendment - Name Change to BDC Capital, Inc - November 30, 2004
3.13	Certificate of Designation - Series A Preferred Stock - December 17, 2004
3.14	Articles of Amendment - April 14, 2005
3.15	Articles of Amendment - July 8, 2005
3.16	Articles of Amendment - August 9, 2005
3.17	Articles of Amendment - Name Change to DigitalTown, Inc - March 1, 2007
22.1	List of wholly-owned subsidiaries
31	Certifications of Chief Executive Officer and Chief Financial Officer under Rule 13a-14(a)/15d-14(a)
32	Certifications under Section 1350
101.INS(2)	XBRL Instance
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation
101.DEF(2)	XBRL Taxonomy Extension Definition
101.LAB(2)	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

_______________

(1)	Incorporated by reference to exhibit filed as a part of Registration Statement on Form 10-SB (Commission File No. 000-27225).
(2)	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: June 13, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 13, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: June 13, 2019	By:	/s/ Kevin Wilson
Kevin Wilson Chief Financial Officer
(Principal Financial Officer)

