Form 10-Q
period 2019-05-31
DigitalTown, Inc.
filed 2019-08-22
CIK 1065598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.
(Exact name of registrant as specified in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 - 477 Peace Portal Drive, Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (425) 577-7766

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

There were 1,403,289,150 shares of the registrant’s common stock outstanding as of August 16, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITALTOWN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	May 31,	February 28,
	2019	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$34,462	$15,271
Accounts receivable, net	-	25,343
Total current assets	34,462	40,614
Property and equipment, net	-	19,208
Total assets	$34,462	$59,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$485,609	$551,387
Accounts payable – related parties	273,000	213,566
Deferred revenue	136,305	186,305
Domain marketing development obligation	168,174	168,174
Interest payable	53,157	46,235
Accrued expenses - related parties	542,066	542,066
Notes payable - related parties	1,025,200	1,025,200
Convertible notes payable - third parties, net	75,851	246,175
Liabilities held for sale	1,631	12,828
Total current liabilities	2,760,993	2,991,936

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 862,278,202 and 146,740,570 shares issued and outstanding at May 31, 2019 and February 28, 2019, respectively	8,622,782	1,467,406
Preferred stock, $0.01 par value, 20,000,000 shares authorized, no shares issued and outstanding at May 31, 2019 and February 28, 2019, respectively	-	-
Additional paid-in-capital	44,714,451	51,411,971
Stock payable	784,729	478,650
Subscriptions receivable
Accumulated other comprehensive income	(604)	(819)
Accumulated deficit	(56,847,889)	(56,289,322)
Total stockholders’ equity (deficit)	(2,726,531)	(2,932,114)
Total liabilities and stockholders’ equity (deficit)	$34,462	$59,822

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Three Months Ended May 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	$50,000	$21,925
Cost of revenues	306	407,052
Gross profit (loss)	49,694	(385,127)

Operating expenses:
Selling, general and administrative expenses	342,374	1,175,444

Loss from operations	(292,680)	(1,560,571)

Other income (expense):
Loss on disposal of asset	(19,208)	-
Interest expense	(246,679)	(593,414)
Total other income (expense)	(265,887)	(593,414)

Loss before income taxes	(558,567)	(2,153,985)
Income tax provision
Net loss from continuing operations, net of income taxes	(558,567)	(2,153,985)

Loss from discontinued operations	-	(102,157)

Net loss	$(558,567)	$(2,256,142)

Net loss per common share – basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding – basic and diluted	289,973,493	86,876,957

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

Three Months Ended May 31, 2019

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Stock	Comprehensive	Accumulated
	Shares	Amount	Capital	Payable	Loss	Deficit	Total
Balance as of February 28, 2018	84,509,824	$845,098	$43,698,746	$2,221,603	$5,098	$(48,885,896)	$(2,115,351)

Common stock issued for stock payable	9,783,548	97,835	1,730,365	(1,828,200)	-	-	-
Common stock issued for cash	15,097,113	150,971	919,574	-	-	-	1,070,545
Common stock issued for cryptocurrency	11,385,590	113,856	1,545,144	-	-	-	1,659,000
Stock issued for conversion of third-party debt	8,933,740	89,337	82,208	-	-	-	171,545
Stock issued for conversion of accounts payable	252,500	2,525	16,675	42,500	-	-	61,700
Stock issued for conversion of related party debt	9,880,274	98,803	889,225	-	-	-	988,028
Stock issued for compensation	6,722,981	67,231	1,949,698	42,747	-	-	2,069,399
Stock issued for finder fee	100,000	1,000	(1,000)	-	-	-	-
Stock issued for debt discount	90,000	900	7,110	-	-	-	8,010
Stock reclaimed for sale of domains	(15,000)	(150)	(2,850)	-	-	-	(3,000)
Contributed capital	-	-	20,000	-	-	-	20,000
Beneficial conversion feature	-	-	536,951	-	-	-	536,951
Imputed interest	-	-	20,125	-	-	-	20,125
Foreign currency translation adjustment	-	-	-	-	(5,917)	-	(5,917)
Net Loss	-	-	-	-	-	(7,403,426)	(7,403,426)
Balance as of February 28, 2019	146,740,570	$1,467,406	$51,411,971	478,650	$(819)	$(56,289,322)	$(2,932,114)

Stock issued for conversion of third-party debt	715,537,632	7,155,376	(6,745,293)	-			410,083
Stock issued for conversion of accounts payable	-	-	-	84,687			84,687
Stock issued for compensation	-	-	-	221,392	-	-	221,392
Beneficial conversion feature	-	-	45,000	-	-	-	45,000
Imputed interest	-	-	2,773	-	-	-	2,773
Foreign currency translation adjustment	-	-	-	-	215	-	215
Net Loss	-	-	-	-	-	(558,567)	(558,567)
Balance as of May 31, 2019	862,278,202	$8,622,782	$44,714,451	$784,729	$(604)	$(56,847,889)	$(2,726,532)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Three Months Ended May 31,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from discontinued operations	-	$(102,157)
Net loss from continuing operations	$(558,567)	(2,153,985)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation expense	-	1,842
Debt discount amortization	190,342	562,923
Loss on debt penalty	32,343	-
Imputed interest	2,773	12,125
Loss on disposal of fixed assets	19,208	-
Stock based compensation	221,392	436,406
Changes in operating assets and liabilities:
Accounts receivable	25,343	706
Prepaid expenses	-	24,762
Accounts payable	18,909	88,123
Accounts payable – related parties	59,434	428,407
Accrued expenses	(37,203)	7,331
Domain marketing development obligation	-	46,963
Digital currencies	-	(15,882)
Net cash used in operating activities	(26,024)	(662,436)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of digital currencies	-	98,656
Net cash provided by investing activities	-	98,656

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	566,950
Borrowings on convertible notes	45,000	-
Payments on promissory note	-	(40,000)
Net cash provided by financing activities	45,000	526,950

Foreign currency translation adjustment	215	(1,376)

Net change in cash and cash equivalents	19,191	(38,206)
Cash and cash equivalents, beginning of year	15,271	58,712
Cash and cash equivalents, end of year	$34,462	$20,506

Non-Cash Transactions:
Issuance of common stock for stock payable	-	$1,828,200
Conversion of debt to common stock	$410,083	$1,067,528
Stock payable for accounts payable	$84,687	-
Stock issued for digital currencies	-	$1,659,000
Loss on digital currencies	-	$196,070
Stock cancelled for sale of prepaid domains	-	$3,000
Finders fee for stock issued	-	$1,000
Beneficial conversion feature	$45,000	-

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

May 31, 2019

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial information has been prepared by DigitalTown, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year as a whole or any other interim period. This financial information should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2019.

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 29, 2020 and we refer to it as “fiscal 2020”. Last year, our fiscal year ended on February 28, 2019 and we refer to this year as “fiscal 2019”.

Note 2. Nature of Business and Summary of Significant Accounting Policies:

Nature of Business

The Company was founded in 1982 under the laws of the State of Minnesota as Command Small Computer Learning Center, Inc., a computer training company and operated under several different names in the computer hardware and training sector. In 2005, the Company began acquiring domain names. On March 1, 2007, the Company changed its name to DigitalTown, Inc. and began developing a business plan to develop a platform to monetize their domain names. DigitalTown currently provides turn-key hosted solutions to power a comprehensive platform for government entities, citizens and merchants. The easy to use platform helps city officials and local merchants manage a feature-rich Smart City for web and mobile devices and provides residents and visitors with access to Content, Community and Commerce. The Company’s headquarters are located in Blaine, WA. The Company’s common stock is traded on the OTC Markets under the ticker symbol of DGTW.

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

At May 31, 2019, the Company had an accumulated deficit of $56,847,889. The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 29, 2020. In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

Accounts Receivable

Accounts receivable arise from the software licensing of our Rezserve subsidiary. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of May 31, 2019 and February 28, 2019 of $0 and $5,308, respectively.

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

We evaluate any goodwill and intangible assets for an impairment on an annual basis each fiscal year end. We also evaluate goodwill and intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill and intangible assets below the carrying amounts. The Company had no goodwill or intangible assets in fiscal 2019 or in the first quarter of fiscal 2020.

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

As of May 31, 2019 and February 28, 2019, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs during the first quarter of fiscal 2020 or the fiscal year 2019.

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of May 31, 2019 and February 28, 2019, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At May 31, 2019 and February 28, 2019, the Company did not have any deposit accounts in excess of federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names is capitalized. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $0 and $1,842 of depreciation expense for first quarters of fiscal years 2020 and 2019, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. All office and equipment was disposed in the first quarter of fiscal 2020, which resulted in a loss on disposal of $19,208. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at May 31, 2019 or February 28, 2019. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

At May 31, 2019, the Company had an accumulated deficit of $56,847,889. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least May 31, 2019. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	May 31,	February 28,
	2019	2019
Office equipment and furniture	-	$47,914
Less accumulated depreciation	-	(28,706)
Property and equipment, net	-	$19,208

Depreciation expense for the first quarter of fiscal years 2020 and 2019 was $0 and $1,842, respectively.

All office and equipment was disposed in the first quarter of fiscal 2020, which resulted in a loss on disposal of $19,208.

Note 5. Prepaid Domain Names

During the first quarters of fiscal years 2020 and 2019, the Company incurred $0 and $19,001, respectively, of annual domain name renewal fees, specifically related to .CITY registrations. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-line basis. During the first quarters of fiscal years 2020 and 2019, the Company recognized $0 and $54,574 of expense as cost of revenues related to this amortization. The Company had no remaining prepaid domain name renewal fees recorded on the balance sheet as of May 31, 2019 and February 28, 2019.

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

Deferred Revenue

During fiscal 2019, the Company signed one customer agreement to build customized website and app products. The pilot project agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers’ full expectations. As the services requested by the customers have not yet been completed, a total of $136,305 and $186,305 have been recorded as deferred revenue as of May 31, 2019 and February 28, 2019, respectively.

During the first quarter of fiscal 2020, one of the customer agreements signed in fiscal 2018 was successfully completed, and $50,000 previously recorded as deferred revenue was recognized as revenue.

Domain Marketing Development Obligation

During fiscal 2019, the Company signed top-level domain marketing development fund agreements with owners of 2 top level domains, whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of May 31, 2019 and February 28, 2019, the Company has collected $0 and $101,600, respectively, in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $168,174 has been recorded as domain marketing development obligation as of May 31, 2019 and February 28, 2019.

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2020 Stock Transactions

During the first quarter of fiscal 2020, FirstFire Global Opportunities Fund LLC converted $116,467 of the principal amount of the July 10, 2018 note into 202,400,000 shares of the Company’s common stock, leaving a principal balance due of $36,347. There was no gain or loss due to the conversion being within the terms of the note.

During the first quarter of fiscal 2020, Crown Bridge Partners, LLC converted $73,436 of the principal amount of the September 27, 2018 note into 175,270,000 shares of the Company’s common stock, leaving a principal balance due of $17,685. There was no gain or loss due to the conversion being within the terms of the note.

During the first quarter of fiscal 2020, Auctus Fund, LLC converted $15,159 of the principal amount of the November 14, 2018 note into 56,327,000 shares of the Company’s common stock, leaving a principal balance due of $75,227. There was no gain or loss due to the conversion being within the terms of the note.

During the first quarter of fiscal 2020, JSJ Investments Inc. converted $31,251 of the principal amount of the October 22, 2018 note into 94,790,544 shares of the Company’s common stock, leaving a principal balance due of $28,249. There was no gain or loss due to the conversion being within the terms of the note.

During the first quarter of fiscal 2020, EMA Financial, LLC converted $27,489 of the principal amount of the October 22, 2018 note into 71,000,000 shares of the Company’s common stock, leaving a principal balance due of $50,511. There was no gain or loss due to the conversion being within the terms of the note.

During the first quarter of fiscal 2020, PowerUp Lending Group Ltd. converted $85,000 of the principal amount and $5,100 in accrued interest of the September 17, 2018 note into 50,687,798 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion being within the terms of the note.

During the first quarter of fiscal 2020, PowerUp Lending Group Ltd. converted $53,000 of the principal amount and $3,180 in accrued interest of the October 23, 2018 note into 65,062,290 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion being within the terms of the note.

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

As of May 31, 2019, the Company had 6,080,000 warrants outstanding with an average exercise price of $0.14. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of May 31, 2019 of 7.46 years.

The Company did not issue any warrants during the first quarter of fiscal 2020.

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2020 and 2019:

Number of Warrants
Outstanding - February 28, 2018	9,044,740
Granted	-
Canceled or expired	(2,964,740)
Outstanding - February 28, 2019	6,080,000

Granted	-
Canceled or expired	-
Outstanding - May 31, 2019	6,080,000
Exercisable at May 31, 2019	6,080,000

The following table summarizes information about stock warrants outstanding as of May 31, 2019:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	4,430,000	7.99	$0.10	4,430,000	$0.10
$0.15	300,000	5.85	$0.15	300,000	$0.15
$0.25	850,000	5.93	$0.25	850,000	$0.25
$0.30	500,000	6.28	$0.30	500,000	$0.30
$0.10 - $0.30	6,080,000	7.46	$0.14	6,080,000	$0.14

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

The Company did not issue any stock options during the first quarter of fiscal 2020.

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

The Company utilized the following key assumptions in computing the fair value of the options using the Black-Scholes pricing model:

	June 1	June 1	October 1	November 21
	2018	2018	2018	2018
Weighted-average volatility	223%	223%	208%	192%
Expected dividends	None	None	None	None
Expected term (in years)	2.50	3.00	3.00	3.00
Weighted-average risk-free interest rate	2.61%	2.61%	2.96%	2.89%

The Company recorded stock-based compensation expense of $0 and $0 for all outstanding options for fiscal quarter 2020 and fiscal year 2019, respectively.

The following table summarizes information about the Company’s stock options as of May 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2018	6,235,159	$0.16
Granted	9,523,962	$0.07
Canceled or expired	(1,035,159)	$0.10
Outstanding - February 28, 2019	14,723,962	$0.10
Granted	-	-
Canceled or expired	-	-
Outstanding - May 31, 2019	14,723,962	$0.10
Exercisable at May 31, 2019	14,723,962	$0.10

The following table summarizes information about stock options outstanding as of May 31, 2019:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.05	5,968,750	4.42	$0.05	5,968,750	$0.05
$0.10	7,405,212	4.71	$0.10	7,405,212	$0.10
$0.15	200,000	6.52	$0.15	200,000	$0.15
$0.30	700,000	6.17	$0.30	700,000	$0.30
$0.54	375,000	4.68	$0.54	375,000	$0.54
$1.00	75,000	2.36	$1.00	75,000	$1.00
$0.10 - $1.00	14,723,962	4.67	$0.10	14,723,962	$0.10

Note 9. Related Party Transactions

Accounts Payable – Related Parties

As of May 31, 2019, the Company owes $43,000 to Sam Ciacco related to accounting and consulting services provided during the period November 2018 to April 30, 2019.

As of May 31, 2019, the Company owes $95,000 to Jeffrey Mills related to consulting services provided during the period December 1, 2018 to April 30, 2019.

As of May 31, 2019, the Company owes $35,000 to Darvin Habben related to consulting services provided during the period December 1, 2018 to April 30, 2019.

As of May 31, 2019, the Company owes $30,000 to James Parsons related to consulting services provided during the period December 1, 2018 to April 30, 2019.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at May 31, 2019, $70,000 has been accrued as payable to Robert Monster.

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At February 28, 2019, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $11,500 in fiscal 2019 and $2,773 in the first quarter of fiscal 2020.

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

On September 12, 2018, the Company issued a promissory note to Epik Holdings Inc. for $765,200 for conversion of accounts payable - related party. The note bears interest at 4%, and matures on September 12, 2019. The note had accrued interest of $18,784 and a principal balance of $765,200 as of May 31, 2019.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $12,144 and a principal balance of $150,000 as of May 31, 2019.

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

CEO Employment Agreement Share Issuance

The Company expensed $221,392 in stock-based compensation in the first quarter of fiscal 2020, and expensed $160,000 in annual salary and $476,534 in stock-based compensation in fiscal 2019, related to the employment agreement with Robert Monster, the Company’s former CEO. Robert Monster’s employment with the Company was terminated on September 13, 2018, and his stock-based compensation will continue vesting until May 31, 2019. As of May 31, 2019, Robert Monster’s stock-based compensation has completely vested.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at May 31, 2019, $542,066 has been accrued as payable to Mr. Pomije.

The Company filed an appeal on June 13, 2018. On April 1, 2019, the Court of Appeals issued its Unpublished Opinion in favor of the Company with respect to its appeal filed against Mr. Richard Pomije’s judgement on June 13, 2018.

On May 9, 2019, Mr. Pomije agreed to extend scheduling deadlines by 60 days to negotiate a settlement prior to trial, which is scheduled for January 2020. See Note 14 for additional information about transactions between the Company and its former officer.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $20,476,048 as of May 31, 2019 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
Net tax loss carry-forwards	$20,476,048	$20,331,988
Statutory rate	21%	21%
Expected tax recovery	4,299,970	4,269,717
Change in valuation allowance	(4,299,970)	(4,269,717)
Income tax provision	$-	$-

Components of deferred tax asset:
Non capital tax loss carry forwards	$4,299,970	$4,269,717
Less: valuation allowance	(4,299,970)	(4,269,717)
Net deferred tax asset	$-	$-

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. As at February 28, 2018, $552,976 has been accrued as payable to Mr. Pomije. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at May 31, 2019, $542,066 has been accrued as payable to Mr. Pomije.

The Company filed an appeal on June 13, 2018. On April 1, 2019, the Court of Appeals issued its Unpublished Opinion in favor of the Company with respect to its appeal filed against Mr. Richard Pomije’s judgement on June 13, 2018.

On May 9, 2019, Mr. Pomije agreed to extend scheduling deadlines by 60 days to negotiate a settlement prior to trial, which is scheduled for January 2020. See Note 14 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of May 31, 2019, there are no operating leases in place.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the first quarter of fiscal years 2020 and 2019:

	Fiscal 2020	Fiscal 2019
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(558,567)	$(2,256,142)
Weighted average number of common shares outstanding	289,973,493	86,876,957
Basic net loss per share	$(0.00)	$(0.03)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(558,567)	$(2,256,142)
Weighted average number of common shares outstanding	289,973,493	86,876,957
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	289,973,493	86,876,957
Diluted net loss per share	$(0.00)	$(0.03)

__________

(1)

At May 31, 2019 and May 31, 2018, there were 14,723,962 and 6,235,159, respectively, of stock options equivalent to common shares outstanding. The stock options are anti-dilutive at May 31, 2019 and May 31, 2018 and therefore, have been excluded from diluted earnings (loss) per share.

(2)

At May 31, 2019 and May 31, 2018, there were outstanding warrants equivalent to 6,080,000 and 9,044,740 common shares, respectively. The warrants are anti-dilutive at May 31, 2019 and May 31, 2018 and therefore, have been excluded from diluted earnings (loss) per share.

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

On December 22, 2017, the Company formalized its agreement to extend and convert the original convertible note of $400,000 for Clint Skidmore to October 31, 2018, original founder of Rezserve Technologies Ltd. The Company has repaid $80,000 to Clint Skidmore, and converted $210,000 of the note to 1,100,000 shares of the Company’s common stock, resulting in a loss on conversion of $13,000. At May 31, 2019, the Company owes $110,000 to Clint Skidmore, bearing no interest. This note had imputed interest expense of $11,500 in fiscal 2019, and $2,773 in the first quarter of fiscal 2020.

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

PowerUp Lending - Note 4

On September 17, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $85,000 of cash consideration. The note bears interest at 12%, matures on September 17, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $85,000 due to this conversion feature. The Company recorded debt discount amortization expense of $38,192 during fiscal 2019, and $46,808 during the first quarter of fiscal 2020.

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

PowerUp Lending - Note 5

On October 23, 2018, the Company issued a convertible note to PowerUp Lending Group Ltd. for $53,000 of cash consideration. The note bears interest at 12%, matures on October 23, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 10 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $49,926 due to this conversion feature. The Company recorded debt discount amortization expense of $20,583 during fiscal 2019, and $32,417 during the first quarter of fiscal 2020.

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

PowerUp Lending - Note 6

On January 22, 2019, the Company issued a convertible note to PowerUp Lending Group Ltd. for $12,500 of cash consideration. The note bears interest at 12%, matures on January 22, 2020, and is convertible after 180 days into common stock at 50% of the lowest closing market prices of the previous 20 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $12,500 due to this conversion feature. The note had accrued interest of $942 as of May 31, 2019. The debt discount had a balance at May 31, 2019 of $8,082. The Company recorded debt discount amortization expense of $1,267 during the quarter ended February 28, 2019, and $3,151 during the quarter ended May 31, 2019.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

PowerUp Lending - Note 7

On May 9, 2019, the Company issued a convertible note to PowerUp Lending Group Ltd. for $45,000 of cash consideration. The note bears interest at 12%, matures on May 9, 2020, and is convertible after 180 days into common stock at 55% of the lowest closing market prices of the previous 20 trading days prior to conversion, with a fixed price floor of $0.00006. The Company recorded a debt discount equal to $45,000 due to this conversion feature. The note had accrued interest of $325 as of May 31, 2019. The debt discount had a balance at May 31, 2019 of $42,288. The Company recorded debt discount amortization expense of $2,712 during the quarter ended May 31, 2019.

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

On May 21, 2019, Crown Bridge Partners, LLC converted $3,177 of the principal amount and $3,407 of accrued and unpaid interest of the September 27, 2018 note into 25,300,000 shares of the Company’s common stock, leaving a principal balance due of $0, not including default penalties and interest.

On May 21, 2019, Crown Bridge Partners, LLC imposed $32,343 in additional default penalties as allowed under their note, increasing the principal balance to $32,343.

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

FirstFire Global Opportunities - Note 1

On July 10, 2018, the Company issued a convertible note and 90,000 shares of its common stock to FirstFire Global Opportunities Fund LLC for $183,750 of cash consideration. The note bears interest at 10%, matures on July 10, 2019, and is convertible into common stock at the lower of $0.20 per share or 75% of the lowest closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $143,325 due to a ratchet triggering event also on July 10, 2018, which lowered the conversion price to $0.05 per share. The Company recorded a $8,750 debt discount representing the original issue discount. The Company also recorded a $8,010 debt discount due to the 90,000 shares issued. On January 23, 2019, the convertible note was amended to increase the principal by $5,000 for $5,000 of cash consideration. The Company recorded a further debt discount of $5,000 related to the conversion feature of the January 23, 2019 amendment. The note had accrued interest of $14,248 as of May 31, 2019. The debt discount had a balance at May 31, 2019 of $18,092. The Company recorded debt discount amortization expense of $105,383 during fiscal 2019, and $41,610 during the first quarter of fiscal 2020.

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

EMA Financial - Note 1

On October 22, 2018, the Company issued a convertible note to EMA Financial, LLC for $53,000 of cash consideration. The note bears interest at 10%, matures on October 22, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 15 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $53,000 due to this conversion feature. The note had accrued interest of $2,862 as of May 31, 2019. The debt discount had a balance at May 31, 2019 of $20,910. The Company recorded debt discount amortization expense of $18,732 during fiscal 2019, and $13,359 during the first quarter of fiscal 2020.

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

JSJ Investments - Note 1

On October 22, 2018, the Company issued a convertible note to JSJ Investments Inc. for $59,500 of cash consideration. The note bears interest at 12%, matures on October 22, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $57,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $3,850 as of May 31, 2019. The debt discount had a balance at May 31, 2019 of $23,474. The Company recorded debt discount amortization expense of $21,029 during fiscal 2019, and $14,997 during the first quarter of fiscal 2020.

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

Auctus Fund - Note 1

On November 14, 2018, the Company issued a convertible note to Auctus Fund, LLC for $85,000 of cash consideration. The note bears interest at 12%, matures on November 14, 2019, and is convertible into common stock at 61% of the lowest trading price of the previous 25 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $77,750 due to this conversion feature. The Company also recorded a $7,250 debt discount due to issuance fees. The note had accrued interest of $0 as of May 31, 2019. The debt discount had a balance at May 31, 2019 of $38,890. The Company recorded debt discount amortization expense of $24,685 during fiscal 2019, and $21,425 during the first quarter of fiscal 2020.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at May 31, 2019, $542,066 has been accrued as payable to Mr. Pomije.

The Company filed an appeal on June 13, 2018. On April 1, 2019, the Court of Appeals issued its Unpublished Opinion in favor of the Company with respect to its appeal filed against Mr. Richard Pomije’s judgement on June 13, 2018.

On May 9, 2019, Mr. Pomije agreed to extend scheduling deadlines by 60 days to negotiate a settlement prior to trial, which is scheduled for January 2020.

Note 15. Digital Currencies

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

Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of May 31, 2019, the Company held no digital currencies.

Note 16. Discontinued Operations

Appointment.com Disposal

On October 9, 2018, the Appointment.com division was sold to an arms length third party for $150,000 in cash consideration, less closing costs of $17,028, resulting in a net gain on disposal of asset of $132,972 in fiscal 2019.

There are no assets and no liabilities held for sale on May 31, 2019.

The following table summarizes the income (loss) from discontinued operations for Appointment.com:

	For the Three Months Ended May 31,
	2019	2018

Revenues	-	$22,518
Cost of revenues	-	9,425
Gross profit (loss)	-	$13,093

Operating expenses:
Selling, general and administrative expenses	-	2,250

Income from operations	-	10,843

Income tax provision	-
Net income (loss)	-	$10,843

got.law Disposal

On December 11, 2018, the got.law division was sold to related party for $1 in cash consideration and $20,000 in forgiveness of debt, resulting in a gain on disposal of asset of $20,001 in fiscal 2019. This gain was recorded to additional paid in capital as it represented contributed capital due to its related party nature.

There are no assets and no liabilities held for sale on May 31, 2019.

The following table summarizes the income (loss) from discontinued operations for got.law:

	For the Three Months Ended May 31,
	2019	2018

Revenues	-	-
Cost of revenues	-	$41,932
Gross profit (loss)	-	(41,932)

Operating expenses:
Selling, general and administrative expenses	-	14,611

Income from operations	-	(56,543)

Income tax provision	-	-
Net income (loss)	-	$(56,543)

Rezserve Disposal

On February 26, 2019, the Company sold the assets of it’s fully owned subsidiary, Rezserve Technologies Ltd., to an arms length third party for $30,000 in cash consideration, resulting in a gain on disposal of asset of $30,000 in fiscal 2019.

There are no assets and no liabilities held for sale on May 31, 2019.

The following table summarizes the income (loss) from discontinued operations for Rezserve:

	For the Three Months Ended May 31,
	2019	2018

Revenues	-	$26,731
Cost of revenues	-	19,879
Gross profit (loss)	-	6,852

Operating expenses:
Selling, general and administrative expenses	-	24,523

Income from operations	-	(17,671)

Income tax provision	-	-
Net income (loss)	-	$(17,671)

Comencia Disposal

On February 26, 2019, the Company sold the assets of it’s fully owned subsidiary, Comencia Inc., to an arms length third party for $30,000 in cash consideration, resulting in a gain on disposal of asset of $30,000 in fiscal 2019.

There are no assets and no liabilities held for sale on May 31, 2019.

The following table summarizes the income (loss) from discontinued operations for Comencia:

	For the Three Months Ended May 31,
	2019	2018

Revenues	-	$15,044
Cost of revenues	-	47,040
Gross profit (loss)	-	(31,996)

Operating expenses:
Selling, general and administrative expenses	-	6,791

Income from operations	-	(38,786)

Income tax provision	-	-
Net income (loss)	-	$(38,786)

Note 17. Subsequent Events

Borrowings

On August 6, 2019, the convertible note to FirstFire Global Opportunities Fund LLC dated July 10, 2018 was amended to increase the principal by $25,000 for $25,000 of cash consideration.

Note Conversions

Auctus Fund - Note 1

On June 6, 2019, Auctus Fund, LLC converted $6,162 of the principal amount and $223 of accrued and unpaid interest of the November 14, 2018 note into 43,027,563 shares of the Company’s common stock, leaving a principal balance due of $69,065.

On July 3, 2019, Auctus Fund, LLC converted $3,943 of the principal amount and $613 of accrued and unpaid interest of the November 14, 2018 note into 63,199,100 shares of the Company’s common stock, leaving a principal balance due of $65,122.

On July 9, 2019, Auctus Fund, LLC converted $2,778 of the principal amount and $128 of accrued and unpaid interest of the November 14, 2018 note into 42,574,829 shares of the Company’s common stock, leaving a principal balance due of $62,344.

FirstFire Global Opportunities - Note 1

On June 13, 2019, FirstFire Global Opportunities Fund LLC converted $9,780 of the principal amount of the July 10, 2018 note into 45,000,000 shares of the Company’s common stock, leaving a principal balance due of $26,567.

On June 17, 2019, FirstFire Global Opportunities Fund LLC converted $10,756 of the principal amount of the July 10, 2018 note into 49,000,000 shares of the Company’s common stock, leaving a principal balance due of $15,811.

On June 18, 2019, FirstFire Global Opportunities Fund LLC converted $7,767 of the principal amount of the July 10, 2018 note into 49,000,000 shares of the Company’s common stock, leaving a principal balance due of $8,044.

On June 26, 2019, FirstFire Global Opportunities Fund LLC converted $4,656 of the principal amount of the July 10, 2018 note into 48,000,000 shares of the Company’s common stock, leaving a principal balance due of $3,388.

EMA Financial - Note 1

On June 13, 2019, EMA Financial LLC converted $5,947 of the principal amount of the October 25, 2018 note into 37,000,000 shares of the Company’s common stock, leaving a principal balance due of $44,564.

On June 24, 2019, EMA Financial LLC imposed $4,250 in additional default penalties as allowed under their note, increasing the principal balance to $48,814.

On June 24, 2019, EMA Financial LLC converted $4,015 of the principal amount of the October 25, 2018 note into 53,000,000 shares of the Company’s common stock, leaving a principal balance due of $44,799.

On July 1, 2019, EMA Financial LLC converted $4,567 of the principal amount of the October 25, 2018 note into 59,000,000 shares of the Company’s common stock, leaving a principal balance due of $40,231.

On July 1, 2019, EMA Financial LLC converted $1,991 of the principal amount of the October 25, 2018 note into 31,000,000 shares of the Company’s common stock, leaving a principal balance due of $38,240.

JSJ Investments - Note 1

On June 21, 2019, JSJ Investments Inc. converted $1,909 of the principal amount of the October 22, 2018 note into 21,209,456 shares of the Company’s common stock, leaving a principal balance due of $26,340.

Other Conversions

In the second quarter of fiscal 2020, $527,248 of accounts payable and accrued payables was converted to stock payable.

On June 10, 2019, the Company converted a deferred revenue customer in the amount of $16,305 to stock payable.

Preferred Shares

In June 2019, the Company issued 51 preferred shares to Sam Ciacco with super-voting characteristics, to facilitate an increase of the Authorized Common Stock limit. The additional availability of shares will eventually allow the Company to continue meeting its obligations and secure its ability to fund minimum operating requirements.

There were no additional significant subsequent events through August 22, 2019, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of May 31, 2019 and its results of operations of the Company for the three months ended May 31, 2019 and 2018, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended May 31, 2019, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may," "shall," "could," "expect," "estimate," "anticipate," "predict," "probable," "should," "continue," or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

The Company’s fiscal year end is the last day in February. Our current fiscal year ends on February 29, 2020 and we refer to it as “fiscal 2020”. Last year, our fiscal year ended on February 28, 2019 and we refer to this year as “fiscal 2019”.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 2019 AND 2018

During first quarter of fiscal 2020, the Company recorded revenues of $50,000 and cost of revenues of $306 for a gross profit of $49,694 compared to revenues of $21,925 and cost of revenues of $407,052 for a gross loss of $385,127 during the first quarter of fiscal 2019. For the first quarter of fiscal 2020, revenues mainly consisted of development fees. For the first quarter of fiscal 2019, revenues mainly consisted of development fees related to our SmartCity platform and activities from our Rezserve and Appointment.com subsidiaries. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $0 and $302,989, development expense of $0 and $103,317, and merchant processing fees of $306 and $746, for the fiscal first quarters 2020 and 2019, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $342,374 in the first quarter of fiscal 2020 compared to $1,175,444 in the first quarter of fiscal 2019, a decrease of $833,070. A portion of this increase was non-cash related. Our stock-based compensation expense was $221,392 for the first quarter of fiscal 2020 as compared to $436,406 for fiscal 2019, a decrease of $215,014. In addition to the non-cash item, our decrease in selling, general and administrative expenses was due to a decrease in domain name renewal fees of $302,989, a decrease in development costs of $221,209, a decrease in salaries and related costs of $358,239, and a decrease of $66,692 in accounting and advisory fees.

The Company’s loss from discontinued operations was $0 in the first quarter of fiscal 2020, compared to $102,157 in the first quarter of fiscal 2019, a decrease of $102,157.

The Company’s overall net loss from continuing operations for the current first quarter decreased by $1,595,418 to $558,567. The decrease was mainly due to a decrease in stock compensation expense, a decrease in debt and warrant discount amortization, a decrease in prepaid annual domain name renewal fees, and the decrease in general and administrative items as detailed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at May 31, 2019 was $34,462, an increase of $19,191 from $15,271 at February 28, 2019. During the first quarter of fiscal 2020, net cash used in operating activities was $26,024 compared to cash used of $662,436 for the first quarter of fiscal 2019. When comparing the two periods, the decrease in cash used in operating activities of $636,412 for the first quarter of fiscal 2020 is primarily due to a decrease of cash operating and administration expenses.

Net cash received used in investing activities was $0 for the first quarter of fiscal 2020, compared to net cash provided by investing activities of $98,656 for the first quarter of fiscal 2019. In the first quarter of fiscal 2019, the Company received cash from the sale of certain digital currencies.

Net cash provided by financing activities for the first quarter of fiscal 2020 was $45,000, compared to $526,950 in the first quarter of fiscal 2019, which consisted mainly of borrowings on convertible notes.

Monthly cash operating expenses for the first quarter of fiscal 2020, were approximately $40,000 per month. Based on current projections, the Company’s monthly cash operating expenses going forward should be approximately $40,000 per month.

We believe our current cash reserves, the amounts we expect from future proceeds from the issuance of our common stock and the sale of existing domain names should be sufficient to enable us to operate for the next 12 months. In the event that we are unable to operate profitably or raise additional capital through the sale of our common stock, we would be forced to further reduce operating expenses or cease operations altogether.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the first quarter of fiscal 2020 or the twelve months ended February 28, 2019.

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

Recently Issued Accounting Pronouncements

Information regarding recently issued accounting pronouncements is included in Note 1 to the consolidated financial statements in “Item 1 - Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has entered into stock purchase agreements with investors, and has accepted digital currencies as a form of payment from these investors, in exchange for shares of the Company’s common stock. Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of May 31, 2019, the Company did not hold any digital currencies.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of May 31, 2019, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of May 31, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of May 31, 2019 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of May 31, 2019, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Changes in Internal Controls over Financial Reporting

Management continues to evaluate the Company's internal controls over financial reporting to ensure that the design and implementation of corrective procedures are adequate to remediate the previously identified material weaknesses from our Form 10-K at February 28, 2019. Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to evaluate and improve to remediate the material weaknesses at an appropriate cost benefit basis.

During the fiscal quarter ended May 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

DigitalTown, Inc. is, from time to time, a party to litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

ITEM 1A. RISK FACTORS

The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended February 28, 2019. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal 2019, the Company did not enter into any stock purchase agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2018, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

ITEM 6.  EXHIBITS

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: August 22, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 22, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 22, 2019	By:	/s/ Kevin Wilson
Kevin Wilson
Chief Financial Officer (Principal Financial Officer)

