Form 10-Q
period 2019-08-31
DigitalTown, Inc.
filed 2019-12-02
CIK 1065598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2019

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27225

DigitalTown, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1427445
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

506 - 477 Peace Portal Drive, Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (425) 577-7766

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of November 25, 2019, there were 2,562,664,837 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGITALTOWN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	August 31, 2019	February 28, 2019
	(Unaudited)
ASSETS
Current assets:
Cash	$4,689	$15,271
Accounts receivable, net	7,485	25,343
Total current assets	12,174	40,614
Property and equipment, net	-	19,208
Total assets	$12,174	$59,822

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$186,001	$551,387
Accounts payable – related parties	365,729	213,566
Deferred revenue	120,000	186,305
Domain marketing development obligation	168,174	168,174
Interest payable	57,487	46,235
Accrued expenses - related parties	542,066	542,066
Notes payable - related parties	171,342	1,025,200
Convertible notes payable - third parties, net	120,578	246,175
Liabilities held for sale	-	12,828
Total current liabilities	1,731,377	2,991,936

Commitments and contingencies
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 1,664,876,270 and 146,740,570 shares issued and outstanding at August 31, 2019 and February 28, 2019, respectively	16,648,763	1,467,406
Preferred stock, $0.01 par value, 20,000,000 shares authorized, 51 and 0 shares issued and outstanding at August 31, 2019 and February 28, 2019, respectively	1	-
Additional paid-in-capital	38,346,411	51,411,971
Stock payable	525,572	478,650
Accumulated other comprehensive income	(1,819)	(819)
Accumulated deficit	(57,238,131)	(56,289,322)
Total stockholders’ equity (deficit)	(1,719,203)	(2,932,114)
Total liabilities and stockholders’ equity (deficit)	$12,174	$59,822

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Three Months Ended August 31		Six Months Ended August 31
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	-	$20,047	$50,000	$41,972
Cost of revenues	-	114,937	306	521,989
Gross profit (loss)	-	(94,890)	49,694	(480,017)

Operating expenses:
Selling, general and administrative expenses	263,007	1,511,914	605,381	2,687,358

Loss from operations	(263,007)	(1,606,804)	(555,687)	(3,167,375)

Other income (expense):
Interest expense	(127,235)	(80,405)	(373,914)	(673,819)
Loss on disposal of asset	-	-	(19,208)	-
Loss on debt settlement	-	(48,037)	-	(48,037)
Digital currency losses	-	(925,817)	-	(925,817)
Total other income (expense)	(127,235)	(1,054,259)	(393,122)	(1,647,673)

Loss before income taxes	(390,242)	(2,661,063)	(948,809)	(4,815,048)
Income tax provision	-	-	-	-
Net loss from continuing operations, net of income taxes	(390,242)	(2,661,063)	(948,809)	(4,815,048)

Loss from discontinued operations	-	(71,453)	-	(173,610)

Net loss	$(390,242)	$(2,732,516)	$(948,809)	$(4,988,658)

Net loss per common share – basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.05)

Weighted average common shares outstanding – basic and diluted	1,266,642,830	126,564,143	778,308,162	106,720,550

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

Six Months Ended August 31, 2019

(Unaudited)

							Accumulated
					Additional		Other
	Common Stock		Preferred Stock		Paid-In	Stock	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Payable	Loss	Deficit	Total
Balance as of February 28, 2018	84,509,824	$845,098	-	-	$43,698,746	$2,221,603	$5,098	$(48,885,896)	$(2,115,351)

Common stock issued for stock payable	9,783,548	97,835	-	-	1,730,365	(1,828,200)	-	-	-
Common stock issued for cash	15,097,113	150,971	-	-	919,574	-	-	-	1,070,545
Common stock issued for cryptocurrency	11,385,590	113,856	-	-	1,545,144	-	-	-	1,659,000
Stock issued for conversion of third-party debt	8,933,740	89,337	-	-	82,208	-	-	-	171,545
Stock issued for conversion of accounts payable	252,500	2,525	-	-	16,675	42,500	-	-	61,700
Stock issued for conversion of related party debt	9,880,274	98,803	-	-	889,225	-	-	-	988,028
Stock issued for compensation	6,722,981	67,231	-	-	1,949,698	42,747	-	-	2,069,399
Stock issued for finder fee	100,000	1,000	-	-	(1,000)	-	-	-	-
Stock issued for debt discount	90,000	900	-	-	7,110	-	-	-	8,010
Stock reclaimed for sale of domains	(15,000)	(150)	-	-	(2,850)	-	-	-	(3,000)
Contributed capital	-	-	-	-	20,000	-	-	-	20,000
Beneficial conversion feature	-	-	-	-	536,951	-	-	-	536,951
Imputed interest	-	-	-	-	20,125	-	-	-	20,125
Foreign currency translation adjustment	-	-	-	-	-	-	(5,917)	-	(5,917)
Net Loss	-	-	-	-	-	-	-	(7,403,426)	(7,403,426)
Balance as of February 28, 2019	146,740,570	$1,467,406	-	-	$51,411,971	478,650	$(819)	$(56,289,322)	$(2,932,114)

Stock issued for conversion of third-party debt	1,455,895,580	14,558,955	-	-	(13,713,347)	496,513	-	-	1,342,121
Stock issued for conversion of accounts payable	8,068,690	80,687	-	-	322,747	24,000	-	-	427,434
Stock issued for compensation	54,171,430	541,715	-	-	153,268	(473,591)	-	-	221,392
Beneficial conversion feature	-	-	-	-	70,000	-	-	-	70,000
Imputed interest	-	-	-	-	2,773	-	-	-	2,773
Foreign currency translation adjustment	-	-	-	-	-	-	(1,000)	-	(1,000)
Issuance of super-voting preferred shares	-	-	51	1	98,999	-	-	-	99,000
Net Loss	-	-	-	-	-	-	-	(948,809)	(948,809)
Balance as of August 31, 2019	1,664,876,270	$16,648,763	51	$1	$38,346,411	$525,572	$(1,819)	$(57,238,131)	$(1,719,203)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Six Months Ended August 31,
	2019	2018
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from discontinued operations	-	$(173,610)
Net loss from continuing operations	$(948,809)	(4,815,048)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Loss on debt settlement	-	48,037
Loss on cryptocurrency sale	-	925,817
Depreciation and amortization	-	3,885
Debt discount amortization	312,283	652,540
Loss on debt penalty	32,343	-
Imputed interest	2,773	14,625
Loss on disposal of fixed assets	19,208	-
Stock based compensation	320,392	1,118,367
Changes in operating assets and liabilities:
Accounts receivable	17,858	6,108
Prepaid expenses	-	38,677
Accounts payable	62,049	204,764
Accounts payable – related parties	152,163	340,545
Accrued expenses	(49,842)	95,199
Net cash used in operating activities	(79,582)	(1,540,094)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from sale of digital currencies	-	718,181
Net cash provided by investing activities	-	718,181

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	827,396
Borrowings on convertible notes	70,000	175,000
Payments on convertible debt	-	(206,037)
Net cash provided by financing activities	70,000	796,359

Foreign currency translation adjustment	(1,000)	(1,216)

Net change in cash and cash equivalents	(10,582)	(26,770)
Cash and cash equivalents, beginning of year	15,271	58,712
Cash and cash equivalents, end of year	$4,689	$31,942

Non-Cash Transactions:
Issuance of common stock for stock payable	$694,983	$1,828,200
Stock issued for digital currencies	-	1,659,000
Stock issued for debt conversions	1,342,121	1,129,007
Beneficial conversion feature	70,000	143,325
Digital currency issued for AP settlement	-	15,080
Stock issued for debt discount	-	8,010
Stock retired for domain purchase	-	3,000
Stock issued for finder’s fee	-	1,000
Conversion of debt to common stock	-	-
Stock payable for accounts payable	427,434	-

The accompanying notes are an integral part of these consolidated financial statements.

DIGITALTOWN, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

August 31, 2019

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

At August 31, 2019, the Company had an accumulated deficit of $57,238,131. The Company anticipates that growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least February 29, 2020. In the event that the Company is unable to obtain additional capital in the future, the Company would reduce operating expenses or cease operations altogether.

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

Accounts Receivable

Accounts receivable arise from the software licensing of our Rezserve subsidiary. The Company evaluates collectability of accounts receivable based on a combination of factors including the age of the receivable or a specific customer’s inability to meet its financial conditions. In these circumstances, the Company records an allowance to reduce the receivable to an amount it deems collectible. The Company has recorded an allowance for doubtful accounts as of August 31, 2019 and February 28, 2019 of $0 and $5,308, respectively.

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

We evaluate any goodwill and intangible assets for an impairment on an annual basis each fiscal year end. We also evaluate goodwill and intangible assets for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the goodwill and intangible assets below the carrying amounts. The Company had no goodwill or intangible assets in fiscal 2019 or in the first six months of fiscal 2020.

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

There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the twelve months ended February 28, 2019.

The Company recognizes revenue when the following five criteria have been met:

●	Identify the contract with a customer
●	Identify the performance obligations in the contract
●	Determine the transaction price
●	Allocate the transaction price to each performance obligation in the contract
●	Recognize revenue when each performance obligation is satisfied

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

As of August 31, 2019 and February 28, 2019, the Company does not have any financial instruments that must be measured under the fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

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

Cash Equivalents

The Company considers all highly liquid investments with original maturity of three months or less when purchased to be cash equivalents. As of August 31, 2019 and February 28, 2019, the Company had no cash equivalents.

Cash Deposits in Excess of Federally Insured Limits

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are insured by the Federal Deposit Insurance Company and currently have insurance coverage up to $250,000. At August 31, 2019 and February 28, 2019, the Company did not have any deposit accounts in excess of federally insured limits.

Prepaid Domain Names

The annual domain name renewal fees are capitalized in the period of renewal then amortized over one year. Only the purchase of new domain names is capitalized. See Note 5 for further information.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. The Company recorded $0 and $3,885 of depreciation expense for the first two quarters of fiscal years 2020 and 2019, respectively. Repairs and maintenance costs are expensed as incurred; major renewals and improvements are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income. All property and equipment was disposed of in the first quarter of fiscal 2020, which resulted in a loss on disposal of $19,208. See Note 4 for further information.

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

The Company accounts for income taxes pursuant to FASB guidance. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves or related accruals for interest and penalties have been recorded at August 31, 2019 or February 28, 2019. In accordance with the FASB guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes will be classified as a component of interest expense and any related penalties will be classified in operating expenses in the statements of operations. The Company has three open years of tax returns subject to examination.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company adopted this standard in the first quarter of fiscal 2020, and did not have a material impact on its consolidated financial statements, nor does it expect to going forward.

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

At August 31, 2019, the Company had an accumulated deficit of $57,238,131. The Company anticipates growth from its operations, expected future proceeds from additional financing through the sale of its common stock or other equity-based securities, and additional sales and/or leases of existing domain names will be sufficient to meet its working capital and capital expenditure needs through at least August 31, 2019. In the event that the Company is unable to obtain additional capital in the future, the Company would further reduce expenses or cease operations altogether.

Note 4. Property and Equipment

Property and equipment are as follows:

	August 31, 2019	February 28, 2019
Office equipment and furniture	-	$47,914
Less accumulated depreciation	-	(28,706)
Property and equipment, net	-	$19,208

Depreciation expense for the first two quarters of fiscal years 2020 and 2019 was $0 and $3,885, respectively.

All office and equipment was disposed in the first quarter of fiscal 2020, which resulted in a loss on disposal of $19,208.

Note 5. Prepaid Domain Names

During the first two quarters of fiscal years 2020 and 2019, the Company incurred $0 and $30,656, respectively, of annual domain name renewal fees, specifically related to .CITY registrations. These amounts were recorded as prepaid domain name renewal fees, and are then amortized over one year on a straight-line basis. During the first two quarters of fiscal years 2020 and 2019, the Company recognized $0 and $45,676 of expense as cost of revenues related to this amortization. The Company had no remaining prepaid domain name renewal fees recorded on the balance sheet as of August 31, 2019 and February 28, 2019.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at August 31, 2019, $542,066 has been accrued as payable to Mr. Pomije.

The Company filed an appeal on June 13, 2018. On April 1, 2019, the Court of Appeals issued its Unpublished Opinion in favor of the Company with respect to its appeal filed against Mr. Richard Pomije’s judgement on June 13, 2018. See Note 14 for additional information about transactions between the Company and its former officer.

Deferred Revenue

During fiscal 2019, the Company signed one customer agreement to build customized website and app products. The pilot project agreement consists of milestones and completion metrics to ensure that the requested services have been performed satisfactorily and to the customers’ full expectations. As the services requested by the customers have not yet been completed, a total of $120,000 and $186,305 have been recorded as deferred revenue as of August 31, 2019 and February 28, 2019, respectively.

During the first quarter of fiscal 2020, one of the customer agreements signed in fiscal 2018 was successfully completed, and $50,000 previously recorded as deferred revenue was recognized as revenue.

During the second quarter of fiscal 2020, the customer agreement signed in fiscal 2019 was converted to stock payable, and $16,305 previously recorded as deferred revenue was recorded as stock payable.

Domain Marketing Development Obligation

During fiscal 2019, the Company signed top-level domain marketing development fund agreements with owners of 2 top level domains, whereby the Company markets and purchases domain names on behalf of the owners. The owner pays us an upfront deposit to be used to purchase a predefined number of domains based on a set schedule. As of August 31, 2019 and February 28, 2019, the Company has collected $0 and $101,600, respectively, in cash related to these contracts. As some of the services requested by the owners have not yet been completed, a total of $168,174 has been recorded as domain marketing development obligation as of August 31, 2019 and February 28, 2019.

Note 7. Stockholders’ Equity

The Company’s primary means of generating operating capital and completing acquisitions has been through the use of issuing common stock.

Fiscal 2020 Stock Transactions

During the first six months of fiscal 2020, FirstFire Global Opportunities Fund LLC converted $149,426 of the principal amount of the July 10, 2018 note into 393,400,000 shares of the Company’s common stock, leaving a principal balance due of $28,388. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, Crown Bridge Partners, LLC converted $70,029 of the principal amount and $3,407 in accrued interest of the September 27, 2018 note into 175,270,000 shares of the Company’s common stock, leaving a principal balance due of $17,685. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, Auctus Fund, LLC converted $22,657 of the principal amount and $6,349 in accrued interest of the November 14, 2018 note into 205,128,492 shares of the Company’s common stock, leaving a principal balance due of $62,344. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, JSJ Investments Inc. converted $33,160 of the principal amount of the October 22, 2018 note into 116,000,000 shares of the Company’s common stock, leaving a principal balance due of $26,340. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, EMA Financial, LLC converted $47,453 of the principal amount of the October 22, 2018 note into 251,000,000 shares of the Company’s common stock, leaving a principal balance due of $38,240. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, PowerUp Lending Group Ltd. converted $85,000 of the principal amount and $5,100 in accrued interest of the September 17, 2018 note into 50,687,798 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, PowerUp Lending Group Ltd. converted $53,000 of the principal amount and $3,180 in accrued interest of the October 23, 2018 note into 65,062,290 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, PowerUp Lending Group Ltd. converted $9,500 of the principal amount of the January 22, 2019 note into 190,000,000 shares of the Company’s common stock, leaving a principal balance due of $3,000. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, Clint Skidmore converted $110,000 of the principal amount of the December 22, 2017 convertible note into 4,400,000 shares of the Company’s common stock, fully extinguishing this note. There was no gain or loss due to the conversion being within the terms of the note.

During the first six months of fiscal 2020, Dot London Domains converted $247,350 of the principal amount due on the Epik Holdings Inc. note dated September 12, 2018 into 4,947,000 shares of the Company’s common stock. Additionally, Minds and Machines converted $496,508 of the principal amount due on the Epik Holdings Inc. note to stock payable. As at August 31, 2019, the principal due on this note was $21,342.

In the first six months of fiscal 2020, the Company issued 8,068,690 shares for conversion of accounts payable of $403,434. The issuance had no gain or loss as the value of the shares equalled the accounts payable converted. An additional $24,000 of accounts payable was converted to stock payable during the second quarter of fiscal 2020.

During the first six months of fiscal 2020, the Company issued 51,927,594 shares of the Company’s common stock for stock payable of $473,591.

During the first six months of fiscal 2020, the Company issued 2,243,836 shares to a former employee for services provided to the Company. During the first six months of fiscal 2020, $221,392 was expensed related to these shares.

In July 2019, the Company issued 51 shares of the Company’s preferred stock to Sam Ciacco with super-voting characteristics, to facilitate an increase of the Authorized Common Stock limit, from 2 to 5 billion. The additional availability of shares allows the Company to continue meeting its obligations and secure its ability to fund minimum operating requirements.

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

As of August 31, 2019, the Company had 6,080,000 warrants outstanding with an average exercise price of $0.14. The warrants expire between one and ten years from the date of issuance and have a weighted average remaining exercise period as of August 31, 2019 of 7.20 years.

The Company did not issue any warrants during the first two quarters of fiscal 2020.

The following table summarizes information about the Company’s stock warrant activity during the fiscal years 2020 and 2019:

Number of Warrants
Outstanding - February 28, 2018	9,044,740
Granted	-
Canceled or expired	(2,964,740)
Outstanding - February 28, 2019	6,080,000

Granted	-
Canceled or expired	-
Outstanding - August 31, 2019	6,080,000
Exercisable at August 31, 2019	6,080,000

The following table summarizes information about stock warrants outstanding as of August 31, 2019:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.10	4,430,000	7.74	$0.10	4,430,000	$0.10
$0.15	300,000	5.59	$0.15	300,000	$0.15
$0.25	850,000	5.68	$0.25	850,000	$0.25
$0.30	500,000	6.03	$0.30	500,000	$0.30
$0.10 - $0.30	6,080,000	7.20	$0.14	6,080,000	$0.14

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

The Company did not issue any stock options during the first six months of fiscal 2020. In the second quarter of fiscal 2020, 555,212 stock options expired.

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

The Company utilized the following key assumptions in computing the fair value of the options using the Black-Scholes pricing model:

	June 1 2018	June 1 2018	October 1 2018	November 21 2018
Weighted-average volatility	223%	223%	208%	192%
Expected dividends	None	None	None	None
Expected term (in years)	2.50	3.00	3.00	3.00
Weighted-average risk-free interest rate	2.61%	2.61%	2.96%	2.89%

The Company recorded stock-based compensation expense of $0 and $0 for all outstanding options for fiscal quarter 2020 and fiscal year 2019, respectively.

The following table summarizes information about the Company’s stock options as of August 31, 2019:

	Number of Options	Weighted Average Exercise Price
Outstanding - February 28, 2018	6,235,159	$0.16
Granted	9,523,962	$0.07
Canceled or expired	(1,035,159)	$0.10
Outstanding - February 28, 2019	14,723,962	$0.10
Granted	-	-
Canceled or expired	(555,212)	$0.10
Outstanding - August 31, 2019	14,168,750	$0.10
Exercisable at August 31, 2019	14,168,750	$0.10

The following table summarizes information about stock options outstanding as of August 31, 2019:

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$0.05	5,968,750	4.17	$0.05	5,968,750	$0.05
$0.10	6,850,000	4.17	$0.10	6,850,000	$0.10
$0.15	200,000	6.27	$0.15	200,000	$0.15
$0.30	700,000	5.92	$0.30	700,000	$0.30
$0.54	375,000	4.43	$0.54	375,000	$0.54
$1.00	75,000	2.11	$1.00	75,000	$1.00
$0.10 - $1.00	14,168,750	4.61	$0.10	14,168,750	$0.10

Note 9. Related Party Transactions

Accounts Payable – Related Parties

As of August 31, 2019, the Company owes $94,800 to Sam Ciacco related to accounting and executive management provided during the period November 1, 2018 to August 31, 2019.

As of August 31, 2019, the Company owes $20,000 to Kevin Wilson related to executive management provided during the period May 1, 2019 to August 31, 2019.

As of May 31, 2019, the Company owes $95,000 to Jeffrey Mills related to consulting services provided during the period December 1, 2018 to April 30, 2019.

As of May 31, 2019, the Company owes $35,000 to Darvin Habben related to consulting services provided during the period December 1, 2018 to April 30, 2019, plus an additional $20,929 in operating expenses paid by Darvin Habben on behalf of the Company.

As of May 31, 2019, the Company owes $30,000 to James Parsons related to consulting services provided during the period December 1, 2018 to April 30, 2019.

During the second quarter of 2019, Robert Monster deferred his salary payments to assist with cash conservation. As at August 31, 2019, $70,000 has been accrued as payable to Robert Monster.

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

On August 16, 2019, the Company converted the $110,000 convertible note with Clint Skidmore to 4,400,000 shares of the Company’s common stock at a conversion price of $0.025, fully extinguishing this note.

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

During the second quarter of fiscal 2020, the Company converted $743,858 of the September 12, 2018 note into 76,278,041 shares of the Company’s common stock, leaving a principal balance due of $21,342. The note had accrued interest of $11,069 as of August 31, 2019.

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $17,815 and a principal balance of $150,000 as of August 31, 2019.

Sales of Common Stock

During the first quarter of fiscal 2019, the Company sold an aggregate of 2,950,000 shares to five of the Company’s board members at the price of $295,000.

Employment Agreements

During fiscal 2019, the Company signed employment agreements with two members of senior management, neither of which are still active. All employment agreements were for a period of approximately 12 to 24 months.

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

The Company expensed $60,000 in executive management expense in fiscal 2020 related to the consulting agreement with Sam Ciacco, CEO.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at August 31, 2019, $542,066 has been accrued as payable to Mr. Pomije.

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

No provision for federal income taxes has been recorded due to the net operating loss carry forwards totaling $20,423,957 as of August 31, 2019 that will offset future taxable income. The available net operating loss carry forwards will expire in various years through 2039. Future tax benefits which may arise as a result of these losses have not been recognized in these consolidated financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows at August 31, 2019 and February 28, 2019:

	August 31, 2019		February 28, 2019
Net tax loss carry-forwards		$20,546,349	$20,331,988
Statutory rate		21%	21%
Expected tax recovery		4,314,733	4,269,717
Change in valuation allowance		(4,314,733)	(4,269,717)
Income tax provision	$		$-

Components of deferred tax asset:
Non capital tax loss carry forwards		$4,314,733	$4,269,717
Less: valuation allowance		(4,314,733)	(4,269,717)
Net deferred tax asset		$-	$-

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at August 31, 2019, $542,066 has been accrued as payable to Mr. Pomije.

The Company filed an appeal on June 13, 2018. On April 1, 2019, the Court of Appeals issued its Unpublished Opinion in favor of the Company with respect to its appeal filed against Mr. Richard Pomije’s judgement on June 13, 2018. See Note 14 for additional information about transactions between the Company and its former officer.

Lease Commitments

As of August 31, 2019, there are no operating leases in place.

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

The following tables provide a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share for the first six months of fiscal years 2020 and 2019:

	Fiscal 2020	Fiscal 2019
Basic earnings (loss) per share calculation:
Net loss to common shareholders	$(948,809)	$(4,988,658)
Weighted average number of common shares outstanding	778,308,162	106,720,550
Basic net loss per share	$(0.00)	$(0.05)

Diluted earnings (loss) per share calculation:
Net loss to common shareholders	$(948,809)	$(4,988,658)
Weighted average number of common shares outstanding	778,308,162	106,720,550
Stock options (1)	-	-
Warrants (2)	-	-
Diluted weighted average common shares outstanding	778,308,162	106,720,550
Diluted net loss per share	$(0.00)	$(0.05)

(1)	At August 31, 2019 and August 31, 2018, there were 14,168,750 and 9,790,371, respectively, of stock options equivalent to common shares outstanding. The stock options are anti-dilutive at August 31, 2019 and August 31, 2018 and therefore, have been excluded from diluted earnings (loss) per share.

(2)	At August 31, 2019 and August 31, 2018, there were outstanding warrants equivalent to 6,080,000 and 9,044,740 common shares, respectively. The warrants are anti-dilutive at August 31, 2019 and August 31, 2018 and therefore, have been excluded from diluted earnings (loss) per share.

Note 13. Debt

Notes Payable - Related Party

Clint Skidmore – Note

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

On August 16, 2019, the Company converted the $110,000 convertible note with Clint Skidmore to 4,400,000 shares of the Company’s common stock at a conversion price of $0.025, fully extinguishing this note.

Epik Holdings Inc. – Note

On September 12, 2018, the Company issued a promissory note to Epik Holdings Inc. for $765,200 for conversion of accounts payable - related party. The note bears interest at 4%, and matures on September 12, 2019. During the first six months of fiscal 2020, the Company converted $247,350 with Dot London Domains for 4,947,000 shares of the Company’s common stock on behalf of Epik Holdings Inc. Also during this period, the Company converted $496,508 with Minds and Machines for $496,508 of stock payable on behalf of Epik Holdings Inc. The note had a principal balance of $21,342 as of August 31, 2019.

Rob Monster – Note

On November 15, 2018, the Company issued a promissory note to Robert Monster for $150,000 for conversion of outstanding severance owed. The note bears interest at 15%, and matures on November 15, 2019. The note had accrued interest of $17,815 and a principal balance of $150,000 as of August 31, 2019.

Darvin Habben – Note

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

Derek Schumann – Note

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

Greg Foss – Note

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

Darvin Habben – Note

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

PowerUp Lending - Note 6

On January 22, 2019, the Company issued a convertible note to PowerUp Lending Group Ltd. for $12,500 of cash consideration. The note bears interest at 12%, matures on January 22, 2020, and is convertible after 180 days into common stock at 50% of the lowest closing market prices of the previous 20 trading days prior to conversion, with a fixed price floor of $0.00009. The Company recorded a debt discount equal to $12,500 due to this conversion feature. The note had accrued interest of $942 as of August 31, 2019. The debt discount had a balance at August 31, 2019 of $4,932. The Company recorded debt discount amortization expense of $1,267 during the quarter ended February 28, 2019, and $6,301 during the first two quarters ended August 31, 2019.

On August 22, 2019, Power Up Lending Group Ltd. converted $3,500 of the principal amount of the January 22, 2019 note into 70,000,00 shares of the Company’s common stock, leaving a principal balance due of $9,000.

On August 26, 2019, Power Up Lending Group Ltd. converted $2,500 of the principal amount of the January 22, 2019 note into 50,000,00 shares of the Company’s common stock, leaving a principal balance due of $6,500.

On August 29, 2019, Power Up Lending Group Ltd. converted $3,500 of the principal amount of the January 22, 2019 note into 70,000,00 shares of the Company’s common stock, leaving a principal balance due of $3,000.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

PowerUp Lending - Note 7

On May 9, 2019, the Company issued a convertible note to PowerUp Lending Group Ltd. for $45,000 of cash consideration. The note bears interest at 12%, matures on May 9, 2020, and is convertible after 180 days into common stock at 55% of the lowest closing market prices of the previous 20 trading days prior to conversion, with a fixed price floor of $0.00006. The Company recorded a debt discount equal to $45,000 due to this conversion feature. The note had accrued interest of $1,687 as of August 31, 2019. The debt discount had a balance at August 31, 2019 of $30,945. The Company recorded debt discount amortization expense of $14,055 during the first two quarters of fiscal 2020.

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

Crown Bridge - Note 2

On September 27, 2018, the Company issued a convertible note to Crown Bridge Partners, LLC. for $55,000 of cash consideration. The note bears interest at 10%, matures on September 29, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $52,000 due to this conversion feature. The Company also recorded a $3,000 debt discount due to issuance fees. The note had accrued interest of $0 as of August 31, 2019. The debt discount had a balance at August 31, 2019 of $4,068. The Company recorded debt discount amortization expense of $27,726 during the first two quarters of fiscal 2020.

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

FirstFire Global Opportunities - Note 1

On July 10, 2018, the Company issued a convertible note and 90,000 shares of its common stock to FirstFire Global Opportunities Fund LLC for $183,750 of cash consideration. The note bears interest at 10%, matures on July 10, 2019, and is convertible into common stock at the lower of $0.20 per share or 75% of the lowest closing market prices of the previous 10 trading days prior to conversion. The Company recorded a debt discount equal to $143,325 due to a ratchet triggering event also on July 10, 2018, which lowered the conversion price to $0.05 per share. The Company recorded a $8,750 debt discount representing the original issue discount. The Company also recorded a $8,010 debt discount due to the 90,000 shares issued. On January 23, 2019, the convertible note was amended to increase the principal by $5,000 for $5,000 of cash consideration. The Company recorded a further debt discount of $5,000 related to the conversion feature of the January 23, 2019 amendment. On August 6, 2019, the convertible note was amended to increase the principal by $25,000 for $25,000 of cash consideration. The Company recorded a further debt discount of $2,000 related to the conversion feature of the August 6, 2019 amendment. The note had accrued interest of $16,436 as of August 31, 2019. The debt discount had a balance at August 31, 2019 of $0. The Company recorded debt discount amortization expense of $105,383 during fiscal 2019, and $85,415 during the first two quarters of fiscal 2020.

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

On August 6, 2019, the convertible note to FirstFire Global Opportunities Fund LLC dated July 10, 2018 was amended to increase the principal by $25,000 for $25,000 of cash consideration, increasing the principal balance due to $28,388.

The Company evaluated the convertible note and determined that the shares issuable pursuant to the conversion option were determinate due to the fixed conversion price and, as such, does not constitute a derivative liability as the Company has sufficient authorized shares.

EMA Financial - Note 1

On October 22, 2018, the Company issued a convertible note to EMA Financial, LLC for $53,000 of cash consideration. The note bears interest at 10%, matures on October 22, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 15 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $53,000 due to this conversion feature. The note had accrued interest of $3,349 as of August 31, 2019. The debt discount had a balance at August 31, 2019 of $7,551. The Company recorded debt discount amortization expense of $18,732 during fiscal 2019, and $26,718 during the first two quarters of fiscal 2020.

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

JSJ Investments - Note 1

On October 22, 2018, the Company issued a convertible note to JSJ Investments Inc. for $59,500 of cash consideration. The note bears interest at 12%, matures on October 22, 2019, and is convertible into common stock at 61% of the lowest 3 closing market prices of the previous 20 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $57,000 due to this conversion feature. The Company also recorded a $2,500 debt discount due to issuance fees. The note had accrued interest of $5,119 as of August 31, 2019. The debt discount had a balance at August 31, 2019 of $8,477. The Company recorded debt discount amortization expense of $21,029 during fiscal 2019, and $29,995 during the first two quarters of fiscal 2020.

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

Auctus Fund - Note 1

On November 14, 2018, the Company issued a convertible note to Auctus Fund, LLC for $85,000 of cash consideration. The note bears interest at 12%, matures on November 14, 2019, and is convertible into common stock at 61% of the lowest trading price of the previous 25 trading days prior to conversion, with a fixed floor price of $0.0001. The Company recorded a debt discount equal to $77,750 due to this conversion feature. The Company also recorded a $7,250 debt discount due to issuance fees. The note had accrued interest of $1,070 as of August 31, 2019. The debt discount had a balance at August 31, 2019 of $17,466. The Company recorded debt discount amortization expense of $24,685 during fiscal 2019, and $42,849 during the first two quarters of fiscal 2020.

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

On April 18, 2018, Mr. Richard Pomije was granted a judgement for the lawsuit he filed against the Company on December 5, 2016. Mr. Pomije was awarded $256,488 as damages, and $296,488 as attorney’s fees and costs, for a total award of $552,976. During the quarter ending May 31, 2018, $10,910 was paid to Mr. Richard Pomije. As at August 31, 2019, $542,066 has been accrued as payable to Mr. Pomije.

The Company filed an appeal on June 13, 2018. On April 1, 2019, the Court of Appeals issued its Unpublished Opinion in favor of the Company with respect to its appeal filed against Mr. Richard Pomije’s judgement on June 13, 2018.

On May 9, 2019, Mr. Pomije agreed to extend scheduling deadlines by 60 days to negotiate a settlement prior to trial. After three months of discussions, Mr. Pomije indicated he was unwilling to settle the matter and would pursue the matter further through the courts. He also indicated his intention to bring additional claims against the Company, its current board members, past board members and officers of the Company if certain demands were not met.

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

Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of August 31, 2019, the Company held no digital currencies.

Note 16. Discontinued Operations

Appointment.com Disposal

On October 9, 2018, the Appointment.com division was sold to an arms length third party for $150,000 in cash consideration, less closing costs of $17,028, resulting in a net gain on disposal of asset of $132,972 in fiscal 2019.

There are no assets and no liabilities held for sale on August 31, 2019.

The following table summarizes the income (loss) from discontinued operations for Appointment.com:

	For the Six Months Ended August 31,
	2019	2018

Revenues	-	$43,726
Cost of revenues	-	18,850
Gross profit (loss)	-	$24,876

Operating expenses:
Selling, general and administrative expenses	-	4,500

Income (loss) from operations	-	20,376

Income tax provision	-
Net income (loss)	-	$20,376

got.law Disposal

On December 11, 2018, the got.law division was sold to related party for $1 in cash consideration and $20,000 in forgiveness of debt, resulting in a gain on disposal of asset of $20,001 in fiscal 2019. This gain was recorded to additional paid in capital as it represented contributed capital due to its related party nature.

There are no assets and no liabilities held for sale on August 31, 2019.

The following table summarizes the income (loss) from discontinued operations for got.law:

	For the Six Months Ended August 31,
	2019	2018

Revenues	-	$116
Cost of revenues	-	87,121
Gross profit (loss)	-	$(87,005)

Operating expenses:
Selling, general and administrative expenses	-	31,063

Income (loss) from operations	-	(118,068)

Income tax provision	-	-
Net income (loss)	-	$(118,068)

Rezserve Disposal

On February 26, 2019, the Company sold the assets of its fully owned subsidiary, Rezserve Technologies Ltd., to an arms length third party for $30,000 in cash consideration, resulting in a gain on disposal of asset of $30,000 in fiscal 2019.

There are no assets and no liabilities held for sale on August 31, 2019.

The following table summarizes the income (loss) from discontinued operations for Rezserve:

	For the Six Months Ended August 31,
	2019	2018

Revenues	-	$53,334
Cost of revenues	-	37,467
Gross profit (loss)	-	$15,867

Operating expenses:
Selling, general and administrative expenses	-	49,928

Income (loss) from operations	-	(34,061)

Income tax provision	-	-
Net income (loss)	-	$(34,061)

Comencia Disposal

On February 26, 2019, the Company sold the assets of its fully owned subsidiary, Comencia Inc., to an arms length third party for $30,000 in cash consideration, resulting in a gain on disposal of asset of $30,000 in fiscal 2019.

There are no assets and no liabilities held for sale on August 31, 2019.

The following table summarizes the income (loss) from discontinued operations for Comencia:

	For the Six Months Ended August 31,
	2019	2018

Revenues	-	$45,617
Cost of revenues	-	73,420
Gross profit (loss)	-	(27,803)

Operating expenses:
Selling, general and administrative expenses	-	14,055

Income from operations	-	(41,858)

Income tax provision	-	-
Net income (loss)	-	$(41,858)

Note 17. Subsequent Events

Borrowings

On November 6, 2019, the convertible note to FirstFire Global Opportunities Fund LLC dated July 10, 2018 was amended to increase the principal by $35,000 for $35,000 of cash consideration.

Note Conversions

PowerUp Lending - Note 6

On September 3, 2019, Power Up Lending Group Ltd. converted $3,000 of the principal amount, plus $750 in accrued and unpaid interest, of the January 22, 2019 note into 75,000,000 shares of the Company’s common stock, fully extinguishing this note.

EMA Financial - Note 1

On September 12, 2019, EMA Financial LLC converted $2,359 of the principal amount of the October 25, 2018 note into 70,000,000 shares of the Company’s common stock, leaving a principal balance due of $35,881.

On September 24, 2019, EMA Financial LLC converted $2,727 of the principal amount of the October 25, 2018 note into 78,000,000 shares of the Company’s common stock, leaving a principal balance due of $33,154.

JSJ Investments - Note 1

On September 12, 2019, JSJ Investments Inc. converted $3,836 of the principal amount of the October 22, 2018 note into 85,255,113 shares of the Company’s common stock, leaving a principal balance due of $22,503.

On September 23, 2019, JSJ Investments Inc. converted $4,505 of the principal amount of the October 22, 2018 note into 100,110,889 shares of the Company’s common stock, leaving a principal balance due of $17,998.

On October 9, 2019, JSJ Investments Inc. converted $4,898 of the principal amount of the October 22, 2018 note into 108,838,322 shares of the Company’s common stock, leaving a principal balance due of $13,100.

Auctus Fund - Note 1

On September 11, 2019, Auctus Fund, LLC converted $641 of the principal amount and $1,899 of accrued and unpaid interest of the November 14, 2018 note into 76,012,000 shares of the Company’s common stock, leaving a principal balance due of $61,703.

On October 2, 2019, Auctus Fund, LLC converted $3,082 of the principal amount and $852 of accrued and unpaid interest of the November 14, 2018 note into 110,837,250 shares of the Company’s common stock, leaving a principal balance due of $58,622.

On November 18, 2019, Auctus Fund, LLC converted $1,342 of the principal amount and $1,812 of accrued and unpaid interest of the November 14, 2018 note into 121,799,000 shares of the Company’s common stock, leaving a principal balance due of $57,280.

Stock Transactions

In September 2019, 71,935,993 shares of the Company’s common stock were issued for $528,385 of stock payable.

There were no additional significant subsequent events through December 2, 2019, the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition as of August 31, 2019 and its results of operations of the Company for the six months ended August 31, 2019 and 2018, which should be read in conjunction with, and is qualified in its entirety by, the financial statements and notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended February 28, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-Q for the quarter ended August 31, 2019, contains forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management and are considered by management to be reasonable. Our future operating results, however, may be materially different and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2019 AND 2018

During the second quarter of fiscal 2020, the Company recorded no revenues, cost of revenues, or gross profit compared to revenues of $20,047 and cost of revenues of $114,937 for a gross loss of $94,890 during the second quarter of fiscal 2019.

The Company’s operating expenses are currently all related to general and administrative activity. These expenses were $263,007 in the second quarter of fiscal 2020 compared to $1,511,914 in the second quarter of fiscal 2019, a decrease of $1,248,907. Our stock-based compensation expense was $134,000 for the second quarter of fiscal 2020 as compared to $639,496 for the second quarter of fiscal 2019, a decrease of $505,496.

The Company’s loss from discontinued operations was $0 in the second quarter of fiscal 2020, compared to $71,453 in the second quarter of fiscal 2019, a decrease of $71,453.

The Company’s overall net loss from continuing operations for the current second quarter decreased by $2,270,821 to $390,242. The decrease was mainly due to a decrease in stock compensation expense, a decrease in debt and warrant discount amortization, a decrease in prepaid annual domain name renewal fees, and the decrease in general and administrative expenses.

SIX MONTHS ENDED AUGUST 31, 2019 AND 2018

During the first six months of fiscal 2020, the Company recorded revenues of $50,000 and cost of revenues of $306 for a gross profit of $49,694 compared to revenues of $41,972 and cost of revenues of $521,989 for a gross loss of $480,017 during the first six months of fiscal 2019. For the first six months of fiscal 2020, revenues mainly consisted of development fees. Cost of revenues consisted of amortization of prepaid annual domain name renewal fees of $0 and $302,989, development expense of $0 and $217,278, and merchant processing fees of $306 and $1,722, for the first six months of fiscal years 2020 and 2019, respectively.

The Company’s operating expenses are currently all related to selling, general and administrative activity. These expenses were $605,381 in the first six months of fiscal 2020 compared to $2,687,358 in the first six months of fiscal 2019, a decrease of $2,081,977. Our stock-based compensation expense decreased by $797,975 to $320,392 for the first six months of fiscal 2020, as compared to $1,118,367 for the first six months of fiscal 2019.

The Company’s loss from discontinued operations was $0 in the first six months of fiscal 2020, compared to $173,610 in the first six months of fiscal 2019, a decrease of $173,610.

The Company’s overall net loss for the first six months of fiscal 2020 decreased by $4,039,849 to $948,809, as compared to the first six months of fiscal 2019. The decrease was mainly due to a decrease in stock compensation expense, a decrease in debt and warrant discount amortization, a decrease in prepaid annual domain name renewal fees, and the decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash position at August 31, 2019 was $4,689, a decrease of $10,582 from $15,271 at February 28, 2019. During the first six months of fiscal 2020, net cash used in operating activities was $79,582 compared to net cash used of $1,540,094 for the first six months of fiscal 2019. When comparing the two periods, the decrease in net cash used in operating activities of $1,460,512 for the first six months of fiscal 2020 is primarily due to a decrease of cash operating expenses.

Net cash provided by investing activities was $0 and $718,181 for first six months of fiscal years 2020 and 2019, respectively. In the second quarter of fiscal 2019, the Company received cash from the sale of digital currencies.

Net cash provided by financing activities for the first quarter of fiscal 2020 was $70,000, compared to $796,359 in the first quarter of fiscal 2019, which consisted mainly of borrowings on convertible notes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has entered into stock purchase agreements with investors, and has accepted digital currencies as a form of payment from these investors, in exchange for shares of the Company’s common stock. Our primary market risk exposure with regard to digital currencies is the volatility in trading prices from day to day, which would only impact the gain/loss recognized at time of exchange on such instruments. As of August 31, 2019, the Company did not hold any digital currencies.

The Company has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes. The Company does not currently anticipate entering into interest rate swap and/or similar instruments. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would only impact interest income earned on such instruments. As of August 31, 2019, the Company did not have any material currency exchange or interest rate risk exposure.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of August 31, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission (“SEC”), under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of August 31, 2019 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of August 31, 2019, our chief executive officer and chief financial officer has concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

During the fiscal quarter ended August 31, 2019, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Please see the following Notes to our unaudited financial statements included in this Quarterly Report on Form 10-Q for details on our issuances of unregistered shares of equity securities during the six months ended August 31, 2019. We issued shares of our common stock pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Note 6. Accrued Expenses and Deferred Revenue (Deferred Revenue); Note 7. Stockholders’ Equity (Fiscal 2020 Stock Transactions); Note 9. Related Party Transactions (Convertible Notes Payable – Related Party); Note 9. Related Party Transactions (Promissory Notes Payable - Related Party); Note 9. Related Party Transactions (Sales of Common Stock); Note 17. Subsequent Events (Note Conversions); and Note 17. Subsequent Events (Stock Transactions).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)	All information required to be disclosed on a report on Form 8-K during the period ended May 31, 2018, has previously been reported.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6. EXHIBITS

Exhibit 3.1	Certificate of Amendment dated June 14, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2019)
Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer*
Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer*
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer+
Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer+
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

+ In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: December 2, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 2, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: December 2, 2019	By:	/s/ Kevin Wilson
Kevin Wilson Chief Financial Officer
(Principal Financial Officer)

