Form 10-Q/A
period 2019-08-31
DigitalTown, Inc.
filed 2019-12-09
CIK 1065598

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 25, 2019, there were 2,562,664,837 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q for the period ended August 31, 2019, of DigitalTown, Inc. (the “Company”) filed with the SEC on December 02, 2019, is to check the box “NO” which was incorrectly checked “Yes” on the original filing in regards to the Company being a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DigitalTown, Inc.

Dated: December 6, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 6, 2019	By:	/s/ Sam Ciacco
Sam Ciacco
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated: December 6, 2019	By:	/s/ Kevin Wilson
Kevin Wilson Chief Financial Officer
(Principal Financial Officer)

2